Form 10QSB
period 2000-09-30
SFBC INTERNATIONAL INC
filed 2000-12-04
CIK 1089542

----------------------------
                                                           OMB APPROVAL
                                                    ----------------------------
                                                     OMB Number: 3235-0416
                                                    ----------------------------
                                                     Expires: April 30,2003
                                                    ----------------------------
                                                     Estimated average burden
                                                     hours per response: 32.00
                                                    ----------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                         Commission File Number: 1-16119

                            SFBC International, Inc.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                 59-2407464
               --------                                 ----------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

                      11190 Biscayne Blvd., Miami, FL 33181
                      -------------------------------------
                    (Address of principal place of business)

                                 (305) 895-0304
                                 --------------
                (Telephone number of principal place of business)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            3,589,642 Shares of Common Stock as of November 28, 2000

  Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                                      INDEX


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                              Page
                                                                           ----

         Consolidated Balance Sheets as of September 30, 2000 and
         December 31, 1999.................................................

         Consolidated Statements of Operations for the Three and Nine
         Month Periods Ended September 30, 2000 and 1999 (Unaudited).......

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2000 and 1999 (Unaudited).....................

         Notes to Unaudited Interim Consolidated Financial Statements......

ITEM 2.  Management's Discussion and Analysis of Interim
         Financial Condition and Results of Operations.....................


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................

ITEM 2.  Changes in Securities.............................................

ITEM 3.  Defaults Upon Senior Securities...................................

ITEM 4.  Submission of Matters to a Vote of Security Holders...............

ITEM 5.  Other Information.................................................

ITEM 6.  Exhibits..........................................................

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.


SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
================================================================================================================================
                                                                                      (Unaudited)
ASSETS                                                                            September 30, 2000      December 31, 1999
================================================================================================================================
CURRENT ASSETS
     Cash                                                                          $         429,247      $         288,285
     Accounts receivable, net                                                              4,655,765              2,075,722
     Notes receivable                                                                        205,316                      -
     Prepaid and other current assets                                                        464,857                 61,722
--------------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                              5,755,185              2,425,729

LOAN RECEIVABLE FROM STOCKHOLDER                                                              92,965                 92,965

PROPERTY AND EQUIPMENT, NET                                                                  469,119                208,536

GOODWILL, NET                                                                                689,619                      -

DEFERRED OFFERING COSTS                                                                       56,872                      -

OTHER ASSETS                                                                                  51,664                 86,500
--------------------------------------------------------------------------------------------------------------------------------

     TOTAL ASSETS                                                                  $       7,115,424      $       2,813,730
================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
================================================================================================================================

CURRENT LIABILITIES
     Accounts payable                                                              $         474,055      $         131,632
     Accrued liabilities                                                                     899,873                226,313
     Long-term debt - current portion (approximately $411,000 and $371,000 to
         related parties)                                                                    590,227                587,328
     Advance billings                                                                      1,479,638                280,357
     Income taxes payable                                                                    905,000                      -
     Accrued interest to related parties                                                     157,224                132,120
     Deferred income taxes                                                                   130,000                100,000
--------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                         4,636,017              1,457,750
--------------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT (approximately $0 and $130,000 to related parties)                            159,442                260,000
--------------------------------------------------------------------------------------------------------------------------------

DEFERRED INCOME TAXES                                                                        132,000                310,000
--------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
     Preferred stock, $.10 par value, 5,000,000 shares authorized,
         0 shares issued and outstanding                                                           -                      -
     Common stock, $.001 par value, 20,000,000 shares authorized,
         2,335,736 shares issued and outstanding                                               2,336                  2,336
     Additional paid-in capital                                                            2,008,256              1,880,756
     Retained earnings (accumulated deficit)                                                 177,373             (1,097,112)
--------------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                        2,187,965                785,980
--------------------------------------------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $       7,115,424      $       2,813,730
================================================================================================================================

                             See accompanying notes.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
====================================================================================================================================

                                                                    Three Months Ended                    Nine Months Ended
                                                                      September 30,                         September 30,
                                                           -----------------------------------   -----------------------------------
                                                                   2000              1999              2000               1999
====================================================================================================================================
NET SALES                                                   $   5,831,027     $   1,857,629     $   12,677,821     $   5,802,152

COST OF SALES                                                   3,619,084         1,234,257          7,459,687         3,613,550
------------------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                    2,211,943           623,372          5,218,134         2,188,602

GENERAL AND ADMINISTRATIVE EXPENSES                             1,332,222           666,394          2,967,819         1,790,929
------------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                     879,721           (43,022)         2,250,315           397,673

INTEREST EXPENSE ($9,885, $34,873, $40,657 and
     $134,821 to related parties)                                  51,110            38,228            152,831           140,505
------------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                 828,611           (81,250)         2,097,484           257,168

INCOME TAXES                                                      321,000           (36,000)           823,000           108,000
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                           $     507,611      $    (45,250)    $    1,274,484     $     149,168
====================================================================================================================================

PRO FORMA DATA (1)
     Income (loss) before income taxes                      $     828,611      $    (81,250)    $    2,097,484     $     257,168
     Income taxes                                                 321,000           (36,000)           823,000            98,000
------------------------------------------------------------------------------------------------------------------------------------

Pro forma net income (loss)                                 $     507,611      $    (45,250)    $    1,274,484     $     159,168
====================================================================================================================================

Pro forma earnings (loss) per share:
     Basic                                                  $         .22      $       (.02)    $          .55     $         .09
     Diluted                                                          .21              (.02)               .53               .09
====================================================================================================================================

Shares used in computing pro forma earnings (loss) per
     share:
     Basic                                                      2,335,736         2,080,000          2,335,736         1,768,889
     Diluted                                                    2,414,297         2,080,000          2,414,297         1,807,114
====================================================================================================================================

(1) The pro forma data has been adjusted for income taxes which would have been recorded had the Company been a C Corporation for the nine months ended September 30, 1999.

                             See accompanying notes.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
====================================================================================================================================

                                                                                           2000                     1999
====================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $       1,274,484        $         149,168
------------------------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation and amortization                                                        107,445                   46,107
         Accrued interest on notes payable - purchase of assets                                     -                   25,347
         Common stock options issued as compensation                                          127,500                  262,083
         Changes in operating assets and liabilities:
              Accounts receivable                                                          (1,728,884)                 190,552
              Prepaid expenses                                                               (402,467)                 (17,665)
              Other assets                                                                     40,403                   (5,000)
              Accounts payable                                                                (60,886)                (134,474)
              Accrued liabilities                                                             673,560                  (69,839)
              Accrued interest                                                                 25,104                  111,901
              Advance billings                                                                307,773                  (61,455)
              Income taxes payable                                                            905,000                        -
              Deferred income taxes                                                          (148,000)                  60,000
------------------------------------------------------------------------------------------------------------------------------------
                  Total adjustments                                                          (153,452)                 407,557
------------------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by operating activities                             1,121,032                  556,725
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deferred offering costs                                                                  (56,872)                       -
     Cash consideration paid for company acquired                                            (295,740)                       -
     Cash balance of company acquired                                                          79,429                    2,394
     Issuance of notes receivable                                                            (205,316)                       -
     Purchase of property and equipment                                                      (219,907)                 (38,579)
------------------------------------------------------------------------------------------------------------------------------------
                      Net cash used in investing activities                                  (698,406)                 (36,185)
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in notes payable - insurance                                                113,246                   16,030
     Principal payments on notes payable - purchase of assets                                (398,129)                       -
     Net increase in notes payable - transportation equipment                                  16,443                        -
     Payments on capital lease obligations                                                    (13,224)                       -
------------------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) financing activities                    (281,664)                  16,030
------------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                                          140,962                  536,570

CASH AT BEGINNING OF PERIOD                                                                   288,285                   55,751
------------------------------------------------------------------------------------------------------------------------------------

CASH AT END OF PERIOD                                                               $         429,247        $         592,321
====================================================================================================================================

                             See accompanying notes.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
====================================================================================================================================
                                                                                           2000                     1999
====================================================================================================================================
Supplemental Disclosures:
------------------------------------------------------------------------------------------------------------------------------------

     Interest paid                                                                   $         127,727        $          28,604
====================================================================================================================================

     Income taxes paid                                                               $          66,000        $               -
====================================================================================================================================

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
------------------------------------------------------------------------------------------------------------------------------------

     Fair value of net liabilities assumed in connection with
         acquisition of business                                                     $         154,260        $               -
====================================================================================================================================

     Note payable issued in connection with acquisition of business                  $         150,000        $               -
====================================================================================================================================

     Professional fees accrued in connection with acquisition of business            $         125,913        $               -
====================================================================================================================================

     Reduction of long-term debt in connection with issuance of
         560,000 shares of common stock                                              $               -        $         324,309
====================================================================================================================================

     Conversion of accrued interest to long-term debt                                $               -        $         376,032
====================================================================================================================================

     Common stock options issued as compensation                                     $         127,500        $         262,083
====================================================================================================================================


                             See accompanying notes.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. At December 31, 1999, the Company's audited financial statements and footnotes thereto included in the Company's Amendment 5 of the Registration Statement on Form SB-2 dated October 6, 2000 should be read in conjunction with these condensed consolidated financial statements.

The condensed consolidated financial statements include the accounts of SFBC International, Inc. (the Parent), (a Delaware corporation), South Florida Kinetics, Inc. (Subsidiary 1), (a Florida corporation) and SFBC/Pharmaceutical Development Associates, Inc. (Subsidiary 2), (a Florida corporation). The Parent owns 100% of the Subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates.

The allowance for changes in contracts is an estimate established through reductions to sales while the allowance for doubtful accounts is an estimate established through charges to general and administrative expenses. Management's judgment in determining the adequacy of the allowances is based upon several factors which include, but are not limited to, analysis of subsequent changes to contracts, analysis of delinquent accounts, the nature and volume of the accounts, the payment histories of the accounts and management's judgment with respect to current economic conditions. Given the nature of accounts receivable, it is reasonably possible the Company's estimate of the allowances will change in the near term.

--------------------------------------------------------------------------------
NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------


Net Earnings (Loss) Per Share

The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net income per share; Basic and Diluted. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period adjusted for 78,561 incremental shares attributed to outstanding options to purchase shares of common stock for the three and nine month periods ended September 30, 2000 and 38,225 for the nine month period ended September 30, 1999. Outstanding stock options were not considered in the calculation of weighted average number of common shares outstanding for the three months ended September 30, 1999 as their effect would have been anti-dilutive. All stock information is adjusted to give effect to the recapitalization and four-for-five reverse stock split in June 1999.

SUBSEQUENT EVENTS

In October 2000, the Company completed an initial public offering of 1,250,000 shares of common stock at $8.00 per share and warrants to purchase 625,000 shares of common stock at $0.25 per warrant. The warrants are exercisable at $9.60 per share, expire five years from the date of the offering and are redeemable by the Company under certain conditions, as defined. In November 2000, the underwriter of the initial public offering partially exercised its over-allotment option by purchasing additional warrants from us.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including but not limited to, those contained in the discussion on forward-looking statements which follows this section.

In General

         SFBC International, Inc. (the "Company") was organized in March 1999 for the purpose of acting as a holding company. In June 1999, we acquired South Florida Kinetics, Inc. our Phase I and II subsidiary. At the same time we merged with BioClinic Management Company, an inactive Florida corporation, controlled by Mr. Arnold Hantman, our chief executive officer. BioClinic Management, organized in 1984, operated our Phase I and II clinic until 1995. Lisa Krinsky, M.D., our president, organized South Florida Kinetics in 1995. Following the June 1999 transactions, Dr. Krinsky owned 1,014,487 shares of our common stock, Mr. Hantman owned 507,244 shares and our minority stockholders owned 558,269 shares. As a result, Dr. Krinsky and Mr. Hantman controlled the Company.

         As permitted by accounting rules, all historical financial information for the Company reflects the financial statements of our Phase I and II subsidiary, South Florida Kinetics, which we acquired on June 7, 1999. The following discussion also includes the operations of Pharmaceutical Development Associates, Inc. the assets of which we acquired on March 29, 2000, since the date of acquisition. No financial information for Pharmaceutical Development Associates is included for the comparable period ended in 1999.

Results of Operations

         Our net sales were $5,831,027 and $12,677,821 for the three and nine month periods ended September 30, 2000, which is an increase of 213.9% and 118.5%, respectively, from $1,857,629 and $5,802,152 for the same periods in the prior year. The increases include the net sales of our subsidiary, SFBC/Pharmaceutical Development Associates, Inc. ("SFBC/PDA") since March 29, 2000. Its net sales were $1,329,316 for the quarter ended September 30, 2000 and $2,046,696 for the period beginning March 30, 2000.

         Our gross profit margins increased from 33.6% and 37.7% for the three and nine month periods ended September 30, 1999 to 37.9% and 41.2% for the same periods in 2000. The increases are attributable to the increased levels of revenue as well as variance in our mix of contracts.

         Our general and administrative expenses increased by $665,828 and $1,176,890 or 99.9% and 65.7%, respectively, for the three and nine month periods ended September 30, 2000, over the same periods in the prior year. Of the increases, $479,631 and $763,585 for the three and nine month periods, respectively, are directly attributable to the operations of SFBC/PDA. The three and nine month periods ended September 30, 1999 included $207,000 of expenses related to the delay of our initial public offering ("IPO") which was originally filed in August 1999 but was not completed until October 11, 2000. The nine months ended September 30, 1999 also included additional compensation expenses for stock options issued to Dr. Gregory Holmes of $135,000 in excess of the amount incurred for the nine months ended September 30, 2000. The remaining expense increases for the three and nine month periods ended September 30, 2000 were primarily due to increased marketing costs and additional personnel.

Liquidity and Capital Resources

         For the nine months ended September 30, 2000, net cash provided by operating activities was $1,121,032 in contrast to $556,725 in the first nine months of 1999. The net increase is primarily due to the cash provided through income from operations and the increase in accrued liabilities coupled with the cash used as a result of the increase in accounts receivable.

         For the nine months ended September 30, 2000, net cash used in financing activities was $281,664. In the nine months ended September 30, 1999, $16,030 of cash was provided by financing activities. The primary increase in the funds used was for payments on notes.

         During the first nine months of 2000, we used $698,406 for investing activities in contrast to $36,185 used for the same period in 1999. The increase was primarily due to our use of existing cash to make the acquisition of the assets of Pharmaceutical Development Associates, Inc., by SFBC/PDA, our purchase of equipment, and loans made to Lee Coast Research Center, Inc.

         On October 11, 2000 the Company completed its IPO and realized net proceeds of approximately $8,400,000. Of the net proceeds, the Company has used to date $268,000 to pay off its line of credit, $344,000 to pay off past-due minority stockholders' notes and has used approximately $288,000 for working capital. The Company intends to use the remaining funds in accordance with the Use of Proceeds section in its prospectus.

         On November 22, 2000 the Company voluntarily elected to terminate its line of credit with Heller Healthcare Finance, Inc., because it does not anticipate any need to borrow funds during the next 12 months. The Company believes its existing cash and cash equivalents are sufficient to meet its working capital needs for more than the next 12 months and to fund any potential acquisitions.

Forward-Looking Statements

         The statements in this report relating to our future liquidity and acquisitions are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The results anticipated by any or all of these forward-looking statements may not occur. Important factors that may cause actual results to differ materially from these forward-looking statements include an unanticipated decision to make an acquisition of a substantially larger competitor which would require us to re-allocate our intended uses of our cash resources. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors contained in our prospectus dated October 11, 2000 filed with the Securities and Exchange Commission.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Changes in Securities.

         On August 17, 1999, we filed a Registration Statement on Form SB-2 (Registration No. 333-85429) with the Securities and Exchange Commission. The Registration Statement, as amended, registered 1,250,000 shares of our common stock and warrants to purchase 625,000 shares of our common stock (plus an additional 187,500 shares of our common stock and 93,750 warrants to cover over-allotments). The Registration Statement was declared effective by the Securities and Exchange Commission on October 11, 2000. The managing underwriters for the offering were HD Brous & Co., Inc. and American Fronteer Financial Corporation.

         On October 16, 2000, we sold 1,250,000 shares of our common stock and warrants to purchase 625,000 shares of our common stock to the underwriters in our IPO. On November 27, 2000, we sold 84,950 additional warrants to the underwriters upon partial exercise of the over-allotment option, and terminated the offering.

         The initial public offering price was $8.00 per share and $0.25 per warrant. The aggregate proceeds of the offering (including the over-allotment option) were $10,177,488. In connection with the offering, we paid an aggregate of $1,017,749 in underwriting discounts and commissions and incurred approximately $692,000 in other offering expenses. We did not pay any finders' fees in connection with our initial public offering.

         We received net offering proceeds of approximately $8,449,157, after deducting underwriting discounts and commissions and other offering related expenses. Of the net proceeds, the Company has used $268,000 to date to pay off its line of credit, $344,000 to pay off past-due minority stockholders' notes and has used approximately $288,000 for working capital. The Company intends to use the remaining funds in accordance with the Use of Proceeds section in its prospectus filed with the Securities and Exchange Commission on October 12, 2000. On November 27, 2000, HD Brous & Co., Inc. exercised part of its over-allotment option by purchasing 84,950 additional warrants resulting in net proceeds to us of $18,476.62.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits

Exhibit No. Exhibit Description
    3.1     Certificate of Incorporation (1)
    3.2     First Amendment to Certificate of Incorporation (1)
    3.3     Form of Certificate of Correction to Certificate of Incorporation(2)
    3.4     Bylaws(1)
    4.1     Form of Common Stock Certificate (1)
    4.2     Form of Warrant Certificate (2)
    4.3     Form of Warrant (2)
     27     Financial Data Schedule


(1) Incorporated by reference to the Form SB-2 filed by the Company on August 17, 1999.
(2) Incorporated by reference to the Form SB-2 filed by the Company on September 8, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SFBC International, Inc.


Date: December 4, 2000
                                      /s/ Arnold Hantman
                                     -------------------------------------------
                                     By: Arnold Hantman, Chief Executive Officer

                                 EXHIBIT INDEX


EXHIBIT NO.        DESCRIPTION
-----------        -----------

    27             Financial Data Schedule