Form 10KSB
period 2000-12-31
SFBC INTERNATIONAL INC
filed 2001-04-13
CIK 1089542

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                             -----------------

                         Commission File Number: 1-16119

                            SFBC International, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                   59-2407464
              --------                                   ----------
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

                      11190 Biscayne Blvd., Miami, FL 33181
                -------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (305) 895-0304
                                 --------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

   Title of each class            Name Name of each exchange on which registered

       Common Stock                              American Stock Exchange
       ------------                              -----------------------
         Warrants                                American Stock Exchange
         --------                                -----------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    [X]  Yes   [ ]  No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $19,694,428

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $19,308,547 as of March 30, 2001 computed using the average bid and asked price of the common stock of the Company, par value $.001 per share, as listed on the American Stock Exchange on the aforementioned date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,589,643 shares of common stock as of March 30, 2001.

                                     PART I

Item 1. Description of Business.
In General

         SFBC International, Inc. is a contract research organization, which conducts clinical trials and provides related services to pharmaceutical companies, biotechnology companies, and other contract research organizations. We have conducted operations for over 17 years. We have focused upon the development and maintenance of our database of special populations of participants for Phase I and Phase II clinical trials and believe we are one of the leading United States companies in recruiting participants for special populations in Phase I and Phase II clinical trials. We believe that this is particularly important, since medications require extensive testing in many special populations.

         On March 29, 2000, we expanded our operations with the acquisition of the assets of Pharmaceutical Development Associates, Inc., a contract research organization focused on managing Phase III clinical trials at multiple sites involving ophthalmology, dermatology and generic drug testing.

         On February 16, 2001, we further expanded our operations when we purchased the assets of ClinSites/LeeCoast Research Center, Inc., a specialized, Phase I contract research organization with an established market position in early phase dermatology and generic drug studies, among other things.

Our History and Structure

         We are a Delaware corporation organized in March 1999. In June 1999, we merged with our predecessor, Bio Clinic Management Company. At the time of the merger, our chief executive officer, Mr. Arnold Hantman, was the sole stockholder of Bio Clinic Management Company. We were the surviving entity in the transaction. Also, in June 1999, we acquired South Florida Kinetics, Inc. in exchange for 1,572,756 shares of our common stock. Dr. Lisa Krinsky, our president, was the founder and principal stockholder of South Florida Kinetics and, as a result of the acquisition, became our principal stockholder.

         We are a holding company for three subsidiaries:

o    South Florida Kinetics, formed in 1995,
o    SFBC Charlotte, Inc., formed in March 2000, and
o    SFBC Ft. Myers, Inc., formed in December 2000.


Our principal revenues are generated by South Florida Kinetics.

The Drug Development Process

         Pharmaceutical and certain other therapeutic products are generally developed by pharmaceutical and biotechnology companies and are required to undergo significant clinical experimentation and testing prior to their marketing or introduction to the general public. Clinical testing, known as clinical trials, is either conducted internally by pharmaceutical or biotechnology companies or is conducted on behalf of these companies by contract research organizations. We are a contract research organization. When clinical trials are outsourced, clients pay the contract research organization for conducting the clinical trial, as well as for other related services.

         The process of conducting clinical trials is highly regulated by the United States Food & Drug Administration (the "FDA"), as well as by other governmental and professional bodies. Below, we describe the principal framework in which clinical trials are conducted. We also describe a number of the parties involved in these trials.

         Protocols. Before starting human clinical trials, a drug's sponsor must submit an investigational new drug application to the FDA. The application contains what is known in the industry as a protocol. A protocol is the blueprint for each drug study. The protocol tells us:

o    who we must recruit as qualified participants;
o    how often to administer the drug;
o    what dosage of the drug to give to the participants; and
o    what tests to perform on the participants.

         Institutional Review Board. An institutional review board is an independent committee of professionals and laypersons, which reviews clinical research trials involving human beings. The institutional review board does not report to the FDA, and the FDA does not appoint its members. It is required to adhere to guidelines issued by the FDA, and the FDA audits its records.

         An institutional review board must approve all clinical trials. The institutional review board's role is to protect the rights of the participants in the clinical trials. It approves the protocols to be used, the advertisements which the company or contract research organization conducting the trial proposes to use to recruit participants, and the form of consent which the participants will be required to sign prior to their participation in the clinical trials. We can use any institutional review board we choose. However, when our clients request us to use a specific institutional review board, we follow their suggestions.

         Clinical Trials. The government sets very specific requirements, which must be followed in order to market a new drug or medical product in the United States. Drugs and medical products generally require approval by the FDA before marketing to the public.

         Human clinical trials or testing of a potential product are generally done in three, and sometimes four stages known as Phase I through Phase IV testing. The names of the phases are derived from the regulations of the FDA. Generally, there are multiple trials conducted in each phase.

         Phase I. Phase I trials involve testing a drug or product on a limited number of healthy participants, typically 24 to 100 people at a time. Phase I trials determine a drug's basic safety, tolerance and the absorption and elimination of the drug from the body. Phase I studies are usually of a six months to one year duration. In the case of Phase I trials conducted by us, we give our participants free medical examinations which may include physical exams, blood and urine tests, electrocardiograms, and bone scans. For women, we often give free pap smears and mammograms. We pay our participants a fee for participating in our clinical trials. We provide them free room and board in our subsidiaries' clinics as necessary.

         Phase II. Phase II trials involve testing up to 500 participants in a given time period, who may suffer from the targeted disease or condition. Phase II testing typically lasts an average of one to two years. In Phase II, the drug is tested to determine its safety and effectiveness for treating a specific illness or condition. Phase II testing also involves determining acceptable dosage levels of the drug. In the case of Phase II trials conducted by us, we usually select participants who have the disease or condition, which the drug may help. If Phase II tests show that a new drug has an acceptable range of safety risks and probable effectiveness, a company will move on to Phase III testing.

         Phase III. Phase III trials involve testing large numbers of participants, typically several hundred to several thousand persons. The purpose is to verify effectiveness and long-term safety on a large scale. These trials generally last two to three years. Phase III trials are conducted at multiple locations or sites. Like the other phases, Phase III requires the site to keep detailed records of data collected and procedures performed. Both of our subsidiaries are involved in Phase III trials. SFBC Charlotte manages Phase III studies conducted by physicians at multiple sites throughout the United States and sometimes overseas. South Florida Kinetics has conducted these trials using its medical staff on a limited basis from its Miami, Florida clinic.

         New Drug Approval. Following the completion of Phase III trials, assuming the sponsor of a potential product in the United States believes it has sufficient information to support the safety and effectiveness of its product, an application is submitted by the sponsor to the FDA requesting that the product be approved for marketing. The application is a comprehensive, multi-volume filing that includes the results of all clinical studies conducted on the drug to date, information about the drug's composition, and the sponsor's plans for producing, packaging and labeling the product. The FDA's review of an application can take a few months to many years, with the average review lasting 18 months. Once approved, drugs and other products may be marketed in the United States, subject to any conditions imposed by the FDA.

         Phase IV. The FDA may require that the sponsor conduct additional clinical trials following new drug approval once the drug is available for sale. The purpose of these trials, known as Phase IV trials, is to monitor long-term risks and benefits, study different dosage levels or continue to evaluate safety and effectiveness. In recent years, the FDA has increased its reliance on these trials. Phase IV trials usually involve thousands of persons who are paid to participate in the trials; at the same time, members of the public can purchase the drug apart from the Phase IV study. Phase IV trials also may be initiated by the company sponsoring the new drug to gain broader market value for an approved drug. For example, large-scale trials may also be used to prove effectiveness and safety of new forms of drug delivery for approved drugs. Examples may be using an inhalation spray versus taking tablets or taking a sustained-release form of medication versus capsules taken multiple times per day.

Contract Research Industry

         There is a growing market for contract research organizations in part because the drug development process is characterized in general by high costs and long development cycles. As a result, pharmaceutical and biotechnology companies are increasingly relying on outsourcing to contract research organizations. For a fixed fee budgeted in advance, these companies can contract for required services, thereby reducing their financial uncertainties and the number of full-time highly specialized clinical personnel they must employ. Further, as certain contract research organizations have increasingly focused upon the development of special participant populations, these firms are able to more efficiently and more rapidly screen potential participants, who are the subjects for the clinical trials.

         As a result of the these efficiencies, pharmaceutical and biotechnology companies, as well as contract research organizations with general, rather than specialized, expertise, are increasingly turning to contract research organizations, similar to ours, that have this expertise.

         As a result of the multiple steps and complexities involved in the drug development process described above, many companies have outsourced different aspects of the process to a variety of vendors. This has resulted in a fragmented market that often requires the pharmaceutical or biotechnology company to contract with a number of different organizations providing differing, and at times duplicative, services. We believe that few of the existing contract research organizations provide the range of services required to assist their pharmaceutical or biotechnology clients in a coordinated and efficient fashion through the drug development process. Accordingly, we believe that these companies are increasingly searching for contract research organizations that not only have expertise in identifying and recruiting special clinical trial participant populations and, therefore, reduce the time and expense associated with the drug development process, but that also offer additional services, such as protocol design, data management, report writing, institutional review board services, and electronic data transferring. With this in mind, we seek to offer an attractive spectrum of these services to meet this increasing demand.

         We operate in a market segment that has seen steady growth over the last five years as pharmaceutical companies research and development budgets have almost doubled. According to a September 1999 article, the market for all contract research organizations was expected to be $5.5 billion in 2000. We operate in a niche part of this market.

         Some of our clients and other companies with whom we work are as follows:

Pharmaceutical Companies                Biotechnology Companies             Contract Research Organizations
------------------------                -----------------------             -------------------------------
Abbott Laboratories                     Immunex Corp.                       Quintiles Transnational Corp.
Bristol-Myers Squibb Company            Medeva Americas, Inc.               MDS Pharma
Glaxo Wellcome Inc.                     Genaissance Pharmaceuticals, Inc.   PPD, Inc.
Johnson & Johnson, Inc.                 Celtrix Pharmaceuticals, Inc.       Premier Research
Merck & Co., Inc.                       Elan Corp, PLC                      Parexel
Pfizer, Inc.                            Hughes Institute
Otsuka America Pharmaceutical,          Agouron Pharmaceuticals, Inc.
   Inc.
Ono Pharmaceuticals                     Sarawak Medichem Pharmaceuticals, Inc.

Our Strategies

         Our objective is to become the provider of a choice of comprehensive contract research and related services and to acquire complementary businesses. Our strategy to achieve this objective includes the following key elements:

         Continue building our proprietary database of special participant populations.

         As we believe that a key determinant of the efficiency of the services provided by contract research organizations is the ability to staff the trial with individuals satisfying the trial's protocol, we intend to continue to focus a substantial portion of our efforts upon the development and expansion of our proprietary database of special population participants. "Special population" refers to the participants who have the specific conditions specified in the protocol within which our clients in Phase I and II clinical trials need to test drugs. The special population and therapeutic areas in which we specialize in are generally:

         o     Cardiac                          o     Pediatrics
         o     Diabetics                        o     Liver diseases
         o     Geriatrics                       o     Post-menopausal females
         o     Kidney disease                   o     HIV positive
         o     Ophthalmology                    o     Dermatology

We intend to expand our proprietary database by continuing to network with our existing participants, increasing our presence with support groups and establishing relationships with additional doctors.

         Continue expanding the range of services offered to our clients through acquisitions and strategic alliances.

         We intend to supplement our internal growth through the expansion of our geographic presence throughout the United States by acquiring or creating strategic alliances with other clinical research organizations and increasing our clinical research capabilities.

         We are also planning to start our own clinical laboratory, as we currently rely on outside clinical laboratories to test our participants' blood and urine. During the year ending December 31, 2000, we paid more than $800,000 to outside clinical laboratories. We believe the ability to provide these services internally will increase the efficiency of our services to our clients, as well as increase our gross margins. As the laboratory will also provide services for Phase III and IV trials, we believe it will be a source of additional revenues, and will assist us in expanding our Phase III and IV business by fostering relationships with doctors who conduct Phase III and IV trials, but do not want the paperwork burdens. We estimate the cost of starting a clinical laboratory to be approximately $500,000 and anticipate it will commence operating by July 2001.

         In the ordinary course of business, our senior management explores broadening our business by engaging in discussions with clinical research organizations and companies which provide related services. To assist our management, we hired Raymond James & Associates, Inc., a leading national investment banking firm, to evaluate potential targets and assist us in negotiations. To date, none of these discussions have led to any agreements (except for the two acquisitions we completed without the assistance of Raymond James, described earlier in this Report).

         Continue recruiting and training our employees.

         We believe that our employees have been and will continue to be a key to our success. Many of our employees have been working for us for more than 10 years. We maintain an in-house training program, and we regularly schedule in-house programs featuring outside instructors to upgrade our employees' clinical and technical skills. We continue our efforts to maintain the employee satisfaction that has kept our employee turnover rate low in the past. We believe the satisfaction of our employees is a resource from which we can draw to find and hire additional qualified employees.

Clients

         The mix of our clients and revenues generated from individual clients varies from year to year. On a long-term basis, we are not dependent on any one or several customers. Although each year we have some clients who make up a large percentage of our revenue, the identity of these clients may differ from year-to-year. We believe that this changing mix of client concentration in the contract research organization industry is common and expect it to continue. As our business has grown, we believe that the loss of any client would no longer have a material adverse effect on our business and future of operations.

         In 2000, no client accounted for more than 10% of our revenues. After combining our revenues with those of Pharmaceutical Development Associates, three clients each accounted for more than 10% of our revenues in 1999. See "Summary of Our Acquisition of the Assets of Pharmaceutical Development Associates" below.

         We also perform clinical trial services for leading contract research organizations. Since 1999, we have performed clinical trials on a subcontract basis for Quintiles Transnational, PPD, Inc., MDS Pharma and Paraxel.

Summary of Our Acquisition of the Assets of Pharmaceutical Development
Associates

         On March 29, 2000, SFBC Charlotte purchased substantially all of the assets of Pharmaceutical Development Associates for $600,000, subject to adjustment and possible additional sums, depending upon its future profitability. It also assumed liabilities of the seller, but did not assume the seller's indebtedness or employee liability.

         The Purchase Price

         The $600,000 consists of:

o        $272,000 in cash;
o        $178,000 paid into escrow; and
o        A $150,000 secured note.

         We expect to receive approximately $150,000 being held in escrow representing the amount by which the operating liabilities exceeded the operating assets. The seller will receive the balance. We do not know if the seller will accept or challenge the closing date balance sheet.

         We also contributed $300,000 in working capital to SFBC Charlotte. We may not repay this sum to ourselves for up to three years. Additionally, until that time we may only pay to ourselves one-half of the after-tax income of SFBC Charlotte; the balance must be retained by it.

         The Possible Additional Purchase Price

         Depending upon the net income of SFBC Charlotte, we may pay the seller additional money for the assets we purchased. This additional sum cannot exceed $600,000 for the 12-month period beginning April 1, 2000 and a total of $1,200,000 for the three-year period beginning April 1, 2000. If the agreed upon future earnings tests are met, these payments are due in July of each year beginning in 2001. Because of this possible additional consideration, we have also agreed that ophthalmology, dermatology and generic bioequivalence trials, which require the management of multiple sites, will only be conducted through SFBC Charlotte and not through South Florida Kinetics until January 1, 2003. The seller insisted on this condition, so we could not divert business to South Florida Kinetics to avoid paying the additional consideration. Until April 1, 2003, we agreed to charge SFBC Charlotte $12,000 per year for management services and to limit its share of annual auditing expenses to $20,000.

Summary of Our Acquisition of the Assets of LeeCoast Research

         On February 16, 2001, SFBC Ft. Myers acquired the assets of LeeCoast Research which operated a Phase I clinical trials facility in Ft. Myers, Florida that performs a wide range of clinical trials and was best known for its generic drug and dermatology studies. The purchase price was approximately $711,000, prior to crediting us for $200,000 we lent to LeeCoast Research earlier last year. We also assumed its trade liabilities.

Business Development and Marketing

         Since the beginning of 2000, we have substantially expanded our marketing and sales department; as of March 31, 2001 we had 12 marketing and sales employees. We rely upon their extensive experience and the relationships developed by the members of our sales and marketing team to attract new business, as well as our track record in successfully completing clinical trials for our clients.

         We will continue to build our name recognition within the pharmaceutical and biotechnology industries as a provider of high quality services through the use of direct mail, our presence at professional trade shows and our display of advertisements in generally accepted pharmacology magazines. Our marketing staff maintains a regular schedule of personal visits to our existing customers and new contacts.

         In 2000, we expanded this marketing strategy by increasing our participation in professional trade shows. Dr. Holmes, our executive vice president of clinical operations, acted as chairperson for In/Sites(TM) 2000, the 6th annual national forum sponsored by the Institute for Institutional Research, Pharmaceutical Division in January 2000. In/Sites(TM)2000, a three-day professional forum, featured presentations and case studies from many of the largest pharmaceutical and biotechnology companies, as well as other participants in the clinical research process. Additionally, in April 2000, Dr. Holmes was one of the workshop instructors of Partnerships 2000: The Ninth Annual Partnerships with CROs & Other Outsourcing Providers, a three day trade show featuring representatives from major pharmaceutical and biotechnology companies, contract research organizations and others. This conference was sponsored by the Institute for International Research. In October 2000, Dr. Holmes was a speaker at a conference in Washington D.C. entitled "Sponsor & CRO Clinical Partnerships Meet the Future." The conference was sponsored by the Strategic Research Institute.

Our Competitors

         The clinical research industry is highly fragmented and is comprised of a number of large, full-service contract clinical research organizations and many small contract clinical research organizations and limited service providers. Our major competitors in this industry include the research departments of pharmaceutical and biotechnology companies and other contract research organizations. We compete in this market on the basis of our ability to provide high quality personalized service and our ability to rapidly fill a client's need for particular types of clinical trial participants, thereby allowing our clients to complete the research necessary in Phases I and II to quickly move on to further development of a new drug. SFBC Charlotte concentrates its clinical trial management services on the niche areas of ophthalmology, dermatology and generic drugs. SFBC Ft. Myers specializes in Phase I dermatology and generic drug trials.

         However, many of our competitors are substantially larger and have substantially greater financial, human, and other resources than we do. We not only compete with other private companies as described above, but we also compete to a lesser extent with universities and teaching hospitals for clinical trials. Generally, contract research organizations principally compete on the basis of following factors:

o their ability to recruit doctors and special population participants for clinical trials,
o        experience,
o        their ability to provide prompt service,

o medical and scientific expertise in specific therapeutic areas in which clients are interested,
o        cost,
o        the quality of their clinical research,
o        the range of services they provide,
o        their ability to organize and manage large-scale trials,
o        their ability to manage large and complex medical databases, and
o        their financial stability.

         Our principal competitors include Quintiles Transnational, Covance, PPD, Inc., and MDS Pharma. The general trend toward contract research organization consolidation has resulted in increased competition for clients. Consolidation within the pharmaceutical and biotechnology industries, as well as the trend by the pharmaceutical and biotechnology industries to limit outsourcing to fewer rather than more contract research organizations, has also heightened competition for contracts from that industry.

Potential Liability and Insurance

         Clinical research involves the testing of new drugs and other products on humans according to guidelines set by our clients and approved by the FDA. This testing can expose us to the risk of liability for personal injury or death to our participants resulting from many things, including unforeseen adverse side effects or failure to follow the guidelines we are given. In addition to our doctors who supervise our clinical trials, we also contract with outside doctors to provide medical services. For this reason, we also face potential liability for a doctor's malpractice. We attempt to reduce these risks by requiring our clients to indemnify us for any product liability we might incur while performing services for those clients. Generally, our contracts do not protect us if we are negligent or if the doctor is negligent. Most of our clients are large, well-capitalized companies, but there is always a risk that a client may not have the financial ability to fulfill its obligation to indemnify us.

         We also maintain liability insurance to further protect us and our staff doctors against these risks. Additional insurance beyond our current coverage might not be available to us on commercially reasonable terms or at all. All clinical trial participants sign an informed consent form approved by an institutional review board. As required by the FDA, we explain the risks of each trial to our participants. We believe these informed consents and risk awareness reduce our risk of liability.

         Our business, prospects, financial condition, and results of operations could be materially and adversely affected, if we were required to pay damages or defense expenses in connection with a claim that is beyond the scope of an indemnification provision or our level of insurance, where our client does not fulfill its indemnification obligation or for negligence and malpractice that is not covered by insurance.

Government Regulation

         Once we begin a clinical trial, all phases are governed by extensive FDA regulations. Our clients are responsible for selecting qualified contract research organizations, providing those sites with protocols and any other necessary information, monitoring the testing, and reporting any changes or modification of the clinical trials to the FDA, as well as reporting any serious and unexpected adverse reaction to the new drug to the FDA. When we perform any of these functions on behalf of our clients, we must comply with these FDA requirements.

         The purpose of the FDA regulations is to assure that the products are safe and effective before they are offered for sale to the public. Our services are subject to various regulatory requirements designed to ensure the quality and integrity of the testing process. The industry standard for conducting clinical research and development studies is contained in regulations established for good clinical practice. As a practical matter, the FDA requires that the test results submitted to it are based on studies that are conducted according to these regulations. The regulations cover subject matters including the following:

o    complying with regulations governing the selection of qualified doctors;
o    obtaining specific written commitments from the doctors;
o    verifying that informed consent is obtained from participants;
o    monitoring the validity and accuracy of data;
o    verifying that we account for the drugs provided to us by our clients; and
o    instructing doctors to maintain records and reports.

Failure to comply with these regulations can result in disqualification of the entire data collected during the clinical trials. We are subject to regulatory action for failure to comply with these rules.

         Additionally, because as a matter of course we frequently deal with what is referred to as contaminated or hazardous medical waste material, we must properly comply with environmental regulations maintained by the federal, state, and county governments regarding disposal of these waste materials. As is standard in the industry, we contract with an outside licensed company to handle this waste disposal and rely on their compliance with the rules for proper disposal.

         Because we use narcotic drugs and other controlled substances in some of our clinical trials, we are required to have a license from the United States Drug Enforcement Administration. We must also use special care and security procedures to safeguard and account for all controlled substances. We have an outstanding record of regulatory compliance relating to our clinical trials. We are in material compliance with all other federal, state, and local regulations.

Our Employees

         As of March 31, 2001, we had approximately 117 full-time employees. None of our employees are represented by a union or other collective bargaining organization. We consider our relationships with our employees and independent contractors to be satisfactory and have historically experienced low employee turnover.

Special Factors Relating to Our Business

We rely on a limited number of clients for a large percentage of our revenues which means that we face a greater risk of loss of revenues if we lose clients

         As our business has grown, we have reduced our dependence on a limited number of clients. In 2000, no client accounted for 10% of our revenues. Our largest clients vary from year to year, because revenues from our individual clients fluctuate. In the event that we lose one or more large clients, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

If we cannot effectively manage our growth, we may not continue to operate at the same levels of profitability and may actually lose money

         We have grown rapidly since 1998. Businesses, which grow rapidly, often have difficulty managing their growth. We have limited management depth and we will have to employ experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money.

Because of our acquisition strategy, our future results of operations may be adversely affected

         We plan to continue pursuing our goals of growing through expanding our business and through complimentary acquisitions. Our professional expenses incurred will be charged as an operating expense if any transactions are not completed. At the same if we complete any acquisitions, we may initially incur higher costs in integrating the target. Furthermore, we may not successfully operate businesses we acquire.

Because we are significantly smaller than the majority of our competitors, we may lack the financial resources needed to increase our market share

         There are a large number of contract research organizations ranging in size from one person consulting firms to full service, global drug development corporations. It is relatively easy for a new company to enter our industry. This competition and ease of industry entry may lead to price and other forms of competition that could adversely affect our business. Many of our competitors have substantially greater size and other resources than we do. For this reason, we may lack the financial resources needed to increase our market share.

Our clients may cancel or delay our contracts, which could reduce our future revenues and result in operating losses

         Our clients may cancel or delay our contracts at any time for no reason. They may also cancel a clinical trial for a variety of reasons including:

o    inadequate patient enrollment;
o    manufacturing problems resulting in a shortage of the potential product;
o a decision by a client to de-emphasize or cancel the development of a potential product;
o    adverse patient reaction to a potential product;
o    unexpected results; and
o    request of the FDA.

The loss or delay of a large project or contract or the loss or delay of multiple small contracts could have a material adverse effect on our business and future results of operations.

We face a risk of liability from our disposal of medical wastes

         Our clinical trials activities involve the controlled disposal of medical wastes, which are considered hazardous materials. We believe that our safety procedures for handling and disposal of these medical wastes comply with all state and federal environmental regulations. However, we cannot completely eliminate the risk of accidental contamination or injury from these materials. If this occurs, we could be held liable for damages, face significant fines, and face the temporary or permanent shutdown of our operations.

We risk potential liability when conducting clinical trials, which could cost us large amounts of money or possibly put us out of business if incurred

         Our clinical trials involve administering drugs to humans in order to determine the effects of the drugs. By doing so, we are subject to the general risks of liability to these persons, which include:

o adverse side effects and reactions resulting from the administration of these drugs to a clinical trial participant;
o    improper administration of the new drug; or
o    potential professional malpractice by our employees including physicians.

         To protect ourselves, our contracts generally have indemnification agreements in which our clients agree to indemnify us in the event of adverse consequences to our participants caused by their products. We also carry liability insurance. However, if there is a damage claim not covered by insurance, the indemnification agreement is not broad enough or our client is insolvent, any resulting award against us could result in large losses to us or possibly put us out of business.

If government regulation of our industry is relaxed, it could reduce the need for our services and reduce revenues

         The market for our services is based on strict government regulation of the drug development process. The general trend in the United States is for increased regulation. However, in Europe the regulatory process is more relaxed. The United States could change its regulatory structure. This could reduce our clients' needs for our services and reduce our future revenues.

If the pharmaceutical and biotechnology industries reduce their expenditures, our future revenues may be reduced

         Our business and continued expansion is dependent on the research and development expenditures of our clients. Any economic downturn or any decrease in our clients' research and development expenditures may adversely affect us by reducing our future revenues.

Our common stock price may be highly volatile and investors may not be able to sell their stock at or above current market prices

         Since our October 2000 initial public offering, the market price of our common stock and the stock market in general has been highly volatile. Investors may not be able to resell their shares of our common stock following periods of volatility because of the market's adverse reaction to such volatility. We cannot assure you that our common stock will trade at the same levels as it has recently.

         Factors that could cause our common stock price to be volatile may include:

o    actual or anticipated variations in quarterly operating results,
o    new products or services,
o    changes in financial estimates by securities analysts,
o changes in conditions or trends in the contract research, pharmaceutical or biotechnology industries,
o    changes in the market valuations of contract research companies,
o changes in how the market perceives us and how it perceives the nature of our business,
o    announcements by us or competitors of significant acquisitions,
o    strategic partnerships or joint ventures,
o    additions or departures of key personnel, and
o    sales of common stock.

Many of these factors are beyond our control. These factors may reduce the market price of our common stock, regardless of our operating performance.

Item 2. Description of Property.

         South Florida Kinetics operates a 320 bed inpatient/outpatient facility in Miami, Florida. We are currently occupying an entire five-story building of approximately 55,000 square feet and have leased an additional two floors (approximately 18,000 square feet) in an adjacent building under a short-term lease. We have an oral agreement to purchase the first building we occupy for $2,650,000, subject to a ground lease, and intend to do so this Summer following zoning approval. We are planning to establish a clinical laboratory which will occupy part of the first floor of the building. Assuming purchase of the property, we will continue to lease the two floors in the adjacent building as additional space for our clinic. The metropolitan Miami region provides us with access to over 5,000,000 people from which we can recruit our testing participants.

         We are required to utilize substantial equipment and impose extensive controls upon our test subjects in order to conduct our operations properly. Our medical technology and equipment includes cardiac telemetry, computerized electrocardiograms, holter monitors, intravenous infusion pumps, exercise treadmills, ambulatory blood pressure monitors, and synchronized digital clocks. Meals for our participants are under the supervision of a certified dietician and are prepared on-site. Our food service system allows us to offer special diets when required by the guidelines set by our clients and also to perform food effects studies.

         SFBC Charlotte leases approximately 4,575 square feet at a rate of approximately $6,600 per month. The lease expires January 31, 2004.

         SFBC Ft. Myers leases approximately 11,000 square feet, where it operates a 36 bed facility in Ft. Myers, Florida. We are expanding it into a 60 bed facility and expect to complete the expansion during July 2001. The lease expires in November 2005, with an option to renew for additional terms. The base monthly rent for this facility is $4,927. SFBC Ft. Myers also has a one year lease expiring in November 2001 for approximately 2,300 square feet of office space in Tampa, Florida, for which its pays $2,350 per month.

Item 3. Legal Proceedings.

We are not a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.
                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The following table sets forth, for the periods indicated, the range of quarterly high and low representative market prices for our common stock and warrants, which have traded on the American Stock Exchange under the symbol "SFC" and "SFCW" since its original listing on October 11, 2000.

                                        High               Low
Common Stock
------------
Fourth Quarter 2000                   $7.6875             $4.00
First Quarter 2001                     9.50                3.625

Warrants
--------
Fourth Quarter 2000                   $1.875              $.375
First Quarter 2001                     3.80                .6875

Holders

As of March 30, 2001, there were approximately 64 holders of record of our common stock. We believe that there are more than 500 beneficial owners of our common stock.

Dividend Policy

         We have never paid cash dividends on our common stock. Payment of dividends is within the discretion of board of directors and will depend upon our earnings, capital requirements and operating and financial condition. Currently, we intend to follow a policy of retaining future earnings in order to finance the growth and development of our business.

Recent Sales of Unregistered Securities

         Not Applicable.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including but not limited to, those contained in the discussion on forward-looking statements that follows this section and those contained in Item 1, "Special Factors Relating to Our Business".

In General

         The following discussion includes the operations of Pharmaceutical Development Associates, Inc., the assets of which we acquired on March 29, 2000, since the date of acquisition. No financial information for Pharmaceutical Development Associates is included for the comparable period ended in 1999.

Results of Operations

         Our net revenues were $19,694,428 for the year ended December 31, 2000, which is an increase of 137% from $8,309,143 for the prior year. The increase includes the net sales of our subsidiary, SFBC Charlotte, since March 29, 2000. The increase in net sales is attributable to the substantial expansion of our marketing staff and increased marketing efforts, an increase in the size of our agreements with existing clients as the result of our continued experienced in providing high quality service, our March 29, 2000 acquisition of SFBC Charlotte and the added presence of our public company's image bringing us new clients. We expect this growth curve to continue during the current fiscal year.

         Our gross profit margins increased from approximately 37.3% in 1999 approximately 39.1% for the same period in 2000. The increase is attributable to our increase in revenues as well as variance in our mix of contracts. Additionally, rent, which is included in our costs of revenues, is fixed, and it was not necessary to hire significantly more staff to perform the studies we conducted.

         Our general and administrative expenses increased from $2,259,141 in 1999 to $4,252,033 in 2000. The primary expense increases were due to the expansion of our business, our increased marketing and our public company status. General and administrative expenses in 1999 included $255,537 of expenses related to the delay of our initial public offering which was originally filed in August 1999 but was not completed until October 16, 2000. Our 1999 general and administrative expenses also included additional compensation expenses for stock options issued to Dr. Gregory Holmes in February 1999. In 2000, we incurred approximately $170,000 resulting from issuance of the options in contrast to approximately $305,000 in 1999. The remaining expenses from issuance of these options are approximately $170,000 in 2001 and approximately $35,000 in 2002.

         As the result of our growth in 2000, our net income before taxes increased to $3,392,837 from $660,628 in 1999. Our net income after provision for income taxes increased in 2000 to $2,050,837 from $250,628 in 1999. On a per share basis, our after tax net income in 2000 increased to $.78 (basic) and $.76 (fully diluted) from $.13 per share in 1999. As reflected on our income statements, 1999 income taxes were affected by the fact that we were not a C corporation for the entire year.

Liquidity and Capital Resources

         For 2000, net cash used by operating activities was $371,488 in contrast to $292,300 of net cash provided by operations in 1999. The change is primarily due to the substantial increase in accounts receivable and accrued liabilities resulting from the growth of our business, offset by the increase in net income.

         For 2000, net cash provided by financing activities was $7,675,223. The increase resulted from our receipt of public offering proceeds, partially offset by note payments.

         During 2000, we used $804,417 for investing activities in contrast to $56,676 used for the same period in 1999. The increase was primarily due to our use of existing cash to acquire the assets of Pharmaceutical Development Associates, our purchase of equipment, and the loan made to LeeCoast Research Center.

         On October 16, 2000, we completed our initial public offering and realized net proceeds of approximately $8,270,000. Of the net proceeds, we have used to date $385,000 to pay off our minority stockholders' notes and approximately $288,000 for working capital. We used approximately $511,000 to purchase the assets of LeeCoast Research.

         On November 22, 2000, we voluntarily elected to terminate our line of credit with Heller Healthcare Finance, Inc., because we do not anticipate any need to borrow funds during the next 12 months. We believe our existing cash and cash equivalents are sufficient to meet our working capital needs for more than the next 12 months and to fund any potential acquisitions.

         At March 31, 2001, we had approximately $10,200,000 in working capital. We believe we have more than enough working capital to meet our operational needs within the next 12 months. Depending upon the nature of any future acquisitions including the size of the target(s) and the negotiated terms, we may require additional financing to complete a large acquisition.

Forward-Looking Statements

         The statements in this Report relating to our expectations about the possibility of consummation of acquisitions contemplated by us, the growing market for contract research organizations, the trend towards contract research organization consolidation, the changing mix of client concentration as it relates to our lack of dependence on any one client, plans to open and/or acquire a laboratory facility, the ability of Raymond James to evaluate and negotiate with potential target companies, and the adequacy of our working capital and liquidity to fund operations and acquisitions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

         The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) an unanticipated decision to make an acquisition of a substantially larger competitor, which would require us to re-allocate our intended uses of our cash resources; (2) our ability to successfully implement our plans for operational and geographical expansion; (3) our ability to successfully achieve and manage the technical requirements of specialized clinical trial services, while maintaining compliance with applicable rules and regulations; (4) our ability to compete nationally in attracting pharmaceutical companies in order to develop additional business; (5) our continued ability to recruit participants for clinical studies; (6) the economic climate nationally and internationally as it affects drug development operations; and (7) our ability to integrate and absorb any acquisitions into our current operational structure.

         We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see Item 1. Business - "Special Factors Concerning Our Business" and our filings with the Securities and Exchange Commission.

Item 7. Financial Statements.

                                                       SFBC INTERNATIONAL, INC.

                                                               AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                              CONSOLIDATED FINANCIAL STATEMENTS

                                                              DECEMBER 31, 2000


C O N T E N T S

                                                                      Page

--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                          21

CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheet                                                22

         Statements of Income                                         23

         Statements of Changes in Stockholders' Equity                24

         Statements of Cash Flows                                     25 - 26

         Notes to Financial Statements                                27 - 39

INDEPENDENT AUDITORS' REPORT

--------------------------------------------------------------------------------


To the Board of Directors and Stockholders
SFBC International, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheet of SFBC International, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SFBC International, Inc. and Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                                     KAUFMAN, ROSSIN & CO.

Miami, Florida
March 7, 2001


SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000
--------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------------

CURRENT ASSETS
     Cash and cash equivalents                                                   $ 6,787,603
     Accounts receivable, net                                                      7,059,419
     Note receivable                                                                 209,337
     Prepaid and other current assets                                                334,832
--------------------------------------------------------------------------------------------
         Total current assets                                                     14,391,191

LOAN RECEIVABLE FROM STOCKHOLDER                                                     102,206

PROPERTY AND EQUIPMENT, NET                                                          568,880

GOODWILL, NET                                                                        671,471

OTHER ASSETS                                                                          35,037
--------------------------------------------------------------------------------------------

     TOTAL ASSETS                                                                $15,768,785
============================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
     Accounts payable                                                            $   763,690
     Accrued liabilities                                                           1,090,202
     Advance billings                                                              1,590,520
     Income taxes payable                                                            372,000
     Deferred income taxes                                                           130,000
     Notes payable - current portion ($136,779 to related parties)                   252,423
--------------------------------------------------------------------------------------------
         Total current liabilities                                                 4,198,835
--------------------------------------------------------------------------------------------

NOTES PAYABLE                                                                        158,312
--------------------------------------------------------------------------------------------

DEFERRED INCOME TAXES                                                                109,000
--------------------------------------------------------------------------------------------


LEASE COMMITMENTS

STOCKHOLDERS' EQUITY
     Preferred stock, $0.10 par value, 5,000,000 shares authorized,
         none issued                                                                    --
     Common stock, $0.001 par value, 20,000,000 shares authorized, 3,589,642
         shares issued and outstanding                                                 3,590
     Additional paid-in capital                                                   10,345,323
     Retained earnings                                                               953,725
--------------------------------------------------------------------------------------------
         Total stockholders' equity                                               11,302,638
--------------------------------------------------------------------------------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $15,768,785
============================================================================================


                             See accompanying notes.


SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2000 AND 1999
---------------------------------------------------------------------------------------------------

                                                                         2000              1999
---------------------------------------------------------------------------------------------------

NET REVENUE                                                          $ 19,694,428      $  8,309,143
---------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
     Direct costs                                                      11,996,996         5,208,231
     General and administrative expenses                                4,252,033         2,259,141
---------------------------------------------------------------------------------------------------
         Total costs and expenses                                      16,249,029         7,467,372
---------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                  3,445,399           841,771

OTHER INCOME (EXPENSE)
     Interest income                                                      122,908              --
     Interest expense ($142,281 and $173,813 to related parties)         (175,470)         (181,143)
---------------------------------------------------------------------------------------------------
         Total other income (expense)                                     (52,562)         (181,143)

INCOME BEFORE INCOME TAXES                                              3,392,837           660,628

INCOME TAXES                                                            1,342,000           410,000
---------------------------------------------------------------------------------------------------

NET INCOME                                                           $  2,050,837      $    250,628
===================================================================================================

Earnings per share:
     Basic                                                           $       0.78      $        .13
     Diluted                                                                 0.76               .13
===================================================================================================

Shares used in computing earnings per share:

     Basic                                                              2,614,000         1,881,863
     Diluted                                                            2,706,561         1,906,333
===================================================================================================

PRO FORMA DATA (UNAUDITED) (1)
     Income before income taxes                                                        $    660,628
     Income taxes                                                                           251,000
---------------------------------------------------------------------------------------------------

         Pro forma net income                                                          $    409,628
===================================================================================================

Pro forma earnings per share:

     Basic                                                                             $        .22
     Diluted                                                                                    .21
===================================================================================================

Shares used in computing pro forma earnings per share:

     Basic                                                                                1,881,863
     Diluted                                                                              1,906,333
===================================================================================================


(1) The 1999 unaudited pro forma data has been adjusted for income taxes which would have been recorded had the Company been a C Corporation for the year ended December 31, 1999.

                             See accompanying notes.



SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------------------------------------------------------

                                                      Common Stock            Additional      Retained
                                            ------------------------------      Paid-In       Earnings
                                                Shares         Par Value        Capital       (Deficit)            Total
--------------------------------------------------------------------------------------------------------------------------------

Balances - December 31, 1998                 1,520,000     $      1,520     $     99,480      $(1,347,740)      $(1,246,740)

Acquisition of net assets of SFBC
   International, Inc.                         560,000              560          326,143             --             326,703

Common stock options issued as
   compensation                                   --               --            304,583             --             304,583

Conversion of debt to common stock             255,736              256        1,150,550             --           1,150,806

Net income - 1999                                 --               --               --            250,628           250,628
---------------------------------------------------------------------------------------------------------------------------------

Balances - December 31, 1999                 2,335,736            2,336        1,880,756       (1,097,112)          785,980

Common stock options issued as
   compensation                                   --               --            170,000             --             170,000

Conversion of debt to common stock               3,906                4           24,999             --              25,003

Proceeds from initial public offering        1,250,000            1,250       10,155,000             --          10,156,250

Offering costs                                    --               --         (1,885,432)            --           (1,885,432)

Net income - 2000                                 --               --               --          2,050,837         2,050,837
---------------------------------------------------------------------------------------------------------------------------------

Balances - December 31, 2000                 3,589,642     $      3,590     $ 10,345,323     $    953,725      $ 11,302,638
=================================================================================================================================


All stock information has been adjusted to give effect to the recapitalization and four-for-five reverse stock split in June 1999.

                            See accompanying notes.



SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999
-------------------------------------------------------------------------------------------------------------------

                                                                                           2000            1999
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                       $ 2,050,837      $   250,628
-------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net income to net cash(used in) provided by operating activities:

         Depreciation and amortization                                                    175,453           64,425
         Provision for bad debts                                                            7,511           13,400
         Accrued interest on notes payable - purchase of assets                              --             25,347
         Common stock options issued as compensation                                      170,000          304,583
         Changes in operating assets and liabilities:
              Accounts receivable                                                      (4,140,049)        (678,835)
              Prepaid expenses                                                           (272,442)          (1,648)
              Other assets                                                                 57,029           (9,000)
              Accounts payable                                                            228,749         (228,503)
              Accrued liabilities                                                         863,889          (76,999)
              Accrued interest                                                           (132,120)            --
              Advance billings                                                            418,655          218,902
              Income taxes payable                                                        372,000             --
              Deferred income taxes                                                      (171,000)         410,000
-------------------------------------------------------------------------------------------------------------------
                  Total adjustments                                                    (2,422,325)          41,672
-------------------------------------------------------------------------------------------------------------------
                      Net cash (used in) provided by operating activities                (371,488)         292,300
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Cash consideration for company acquired                                             (295,740)            --
     Purchase of property and equipment                                                  (369,528)         (59,070)
     Loans to stockholder                                                                  (9,241)            --
     Cash balance of company acquired                                                      79,429            2,394
     Issuance of note receivable                                                         (209,337)            --
-------------------------------------------------------------------------------------------------------------------
                      Net cash used in investing activities                              (804,417)         (56,676)
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net proceeds (repayments) of notes payable - insurance                                56,242           (3,090)
     Principal payments on notes payable - purchase of assets                            (456,479)            --
     Principal payments on notes payable - stockholders                                  (190,828)            --
     Payments on capital lease obligations                                                (19,409)            --
     Net increase in notes payable - transportation equipment                              14,879             --
     Net proceeds from initial public offering                                          8,270,818             --
-------------------------------------------------------------------------------------------------------------------
                      Net cash provided by (used in) financing activities               7,675,223           (3,090)
-------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    6,499,318          232,534

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          288,285           55,751
-------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 6,787,603      $   288,285
===================================================================================================================

                            See accompanying notes.



SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 31, 2000 AND 1999

---------------------------------------------------------------------------------------------------------------

                                                                                         2000           1999
---------------------------------------------------------------------------------------------------------------
Supplemental Disclosures:
---------------------------------------------------------------------------------------------------------------

     Interest paid                                                                    $  300,840     $  155,796
===============================================================================================================

     Income taxes paid                                                                $1,141,000     $     --
===============================================================================================================

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------------------------------------------------

     Fair value of net  liabilities  assumed in connection  with  acquisition of
         business                                                                     $  154,260     $     --
===============================================================================================================

     Note payable issued in connection with acquisition of business                   $  150,000     $     --
===============================================================================================================

     Professional fees accrued in connection with acquisition of business             $  125,913     $     --
===============================================================================================================

     Reduction  of  long-term  debt in  connection  with the  issuance  of 3,906
         shares of common stock                                                       $   25,003     $     --
===============================================================================================================

     Reduction of long-term  debt in connection  with the  recapitalization  and
         issuance of 560,000 shares of common stock                                   $     --       $  324,309
===============================================================================================================

     Conversion of accrued interest to long-term debt                                 $     --       $  376,032
===============================================================================================================

     Common stock options issued as compensation                                      $  170,000     $  304,583
===============================================================================================================

     Conversion of long-term debt and accrued interest into common stock
         and warrants                                                                 $     --       $1,150,806
===============================================================================================================

                            See accompanying notes.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------


              Basis of Consolidation and Organization

              The consolidated financial statements include the accounts of SFBC International, Inc. (SFBC) and its wholly owned subsidiaries South Florida Kinetics, Inc. (SFK), SFBC Charlotte, Inc. f/k/a SFBC/Pharmaceutical Development Associates, Inc. (SFBC/PDA) and SFBC Ft. Myers, Inc. (FTM) (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

              Initial Public Offering

              In October 2000, the Company completed an initial public offering of 1,250,000 shares of common stock at $8.00 per share and warrants to purchase 625,000 shares of common stock at $0.25 per warrant. The warrants are exercisable at $9.60 per share, expire five years from the date of the offering and are redeemable by the Company under certain conditions, as defined.

              Business Activity

              The Company is a contract research organization with locations in Miami, Florida, Charlotte, North Carolina and in 2001, Ft. Myers, Florida. The Company provides clinical research and drug development services to pharmaceutical and biotechnology companies and manages clinical trials at multiple sites involving ophthalmology, dermatology and generic drug testing.

              Revenue and Cost Recognition

              Revenues from contracts are generally recognized on the percentage-of-completion method of accounting. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in revenue when earned and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement.

              Contract costs include all direct costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Changes in job performance and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Due to the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term and the change could be material.

              Included in accounts receivable are unbilled amounts, which represent revenue recognized in excess of amounts billed. Advance billings represent amounts billed in excess of revenue recognized.

--------------------------------------------------------------------------------
NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

              Cash and Cash Equivalents

              The Company considers all highly liquid investments with a purchased maturity of three months or less to be cash.

              The Company, from time to time, maintains cash balances with financial institutions in amounts that exceed federally insured limits.

              Property and Equipment

              Property and equipment is recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense currently.

              Depreciation

              Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets. The range of useful lives is as follows:

                   Furniture and fixtures                        7 years
                   Machinery and equipment                   5 - 7 years

              Goodwill

              Goodwill is stated at cost and is amortized on a straight-line basis over 10 years.

              The Company evaluates its intangible assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-lived Assets and Assets to be Disposed Of. This statement requires assessment of impairment of long-lived assets whenever factors, events or changes in circumstances indicate the carrying amount of certain long-lived assets to be held and used may not be recoverable. Assessment of impairment is based on the expected undiscounted cash flows of the assets. If an asset is determined to be impaired, an impairment loss is recognized to the extent the carrying amount of the impaired asset exceeds fair value.

              Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates.

--------------------------------------------------------------------------------
NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

              Use of Estimates (continued)

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

              Concentration of Credit Risk

              Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company performs services and extends credit based on an evaluation of the customers' financial condition without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

              Income Taxes

              The Company accounts for income taxes under the liability method according to Statement of Financial Accounting Standards No. 109. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

              Through June 6, 1999, the Company had elected, with the consent of the stockholders, to be taxed under S Corporation provisions of the Internal Revenue Code. Under these provisions, the taxable income of the Company is reflected by the stockholders on their personal income tax returns. Effective June 7, 1999, the Company terminated its S Corporation status and in connection therewith, recorded a deferred tax liability of $217,000, through a charge to income taxes in the 1999 statement of income.

              Fair Value of Financial Instruments

              Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used by the Company in estimating the fair values of each class of financial instruments disclosed herein:

              Cash and cash equivalents, accrued liabilities, and income taxes payable - The carrying amounts approximate fair value because of the short-term maturity of the instruments.

--------------------------------------------------------------------------------
NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

              Fair Value of Financial Instruments (continued)

              Note receivable and loan receivable from stockholder - The fair values are determined by calculating the present value of the instruments using a current market rate of interest as compared to the stated rate of interest. The difference between fair value and carrying value is not deemed to be significant.

              Notes payable - The fair value of long-term debt is estimated using discounted cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements. At December 31, 2000, the fair values approximate the carrying values.

              Net Income Per Share

              The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net income per share; Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options to purchase 185,000 and 40,000 shares of common stock for the years ended December 31, 2000 and 1999, respectively.

              Stock Compensation

              Options granted to employees under the Company's Stock Option Plan are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which defines a fair value based method of accounting for stock options. The accounting standards prescribed by SFAS 123 are optional and the Company has continued to account for stock options under the intrinsic value method specified in APB 25. Pro forma disclosures of net income and earnings per share have been made in accordance with SFAS 123.

              Segment Reporting

              The Company applies Financial Accounting Standards Board ("FASB") statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has considered its operations and has determined that it operates in a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.

              Comprehensive Income

              The items affecting comprehensive income are not material to the financial statements and, accordingly, are not presented herein.

--------------------------------------------------------------------------------
NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

              New Accounting Pronouncements

              In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB statement No. 125) ("SFAS No. 140"). This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. The Company has determined that the impact of adopting SFAS No. 140 will not be material to its consolidated financial statements.

              In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 (an amendment of FASB Statement No. 133). Under the provisions of this statement, the effective date of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), is deferred to fiscal years beginning after June 15, 2000. The Company has determined that the impact of adopting SFAS No. 133 will not be material to its consolidated financial statements.

              Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101") issued by the Securities and Exchange Commission, became effective beginning the fourth quarter of 2000. SAB 101 had no material impact on the Company's revenue recognition policies.

--------------------------------------------------------------------------------
NOTE 2.       MAJOR CUSTOMERS
--------------------------------------------------------------------------------

              There were no sales to individual customers in excess of 10% of net sales for the year ended December 31, 2000, however for the year ended December 31, 1999 two customers accounted for a total of $2,611,682 or approximately 31% of net sales.

              Individual accounts receivable balances at December 31, 2000 in excess of 10% of total accounts receivable are as follows:

                                                                 % of Accounts
                                              Amount            Receivable, Net
                  ------------------------------------------ -------------------

                  Customer A              $    1,223,770              17%
                  Customer B              $      741,739              11%

--------------------------------------------------------------------------------
NOTE 3.       ACCOUNTS RECEIVABLE
--------------------------------------------------------------------------------

              Accounts receivable consisted of the following at December 31, 2000:

                  Accounts receivable - billed                       $5,787,336
                  Accounts receivable - unbilled                      1,617,236
                  Less allowance for changes in contracts              (218,603)
                  Less allowance for doubtful accounts                 (126,550)
                  --------------------------------------------------------------

                                                                     $7,059,419
                  ==============================================================

              The activity in the allowance for changes in contracts and allowance for doubtful accounts during the years ended December 31, 2000 and 1999 was as follows:

                                                        Allowance for         Allowance for
                                                     Changes in Contracts   Doubtful Accounts
                  -------------------------------------------------------- ------------------

                  Balance - January 1, 1999              $142,000              $ 44,438
                      1999 provision                       15,033                13,400
                      1999 write-offs                     (17,033)                    -
                  ---------------------------------------------------------------------------
                  Balance - December 31, 1999             140,000                57,838
                      SFBC/PDA acquisition                      -                61,201
                      2000 provision                       78,603                 7,511
                  ---------------------------------------------------------------------------

                  Balance - December 31, 2000            $218,603              $126,550
                  ===========================================================================

              Accounts receivable are billed when certain milestones defined in customer contracts are achieved. All unbilled accounts receivable are expected to be billed and collected within one year. Advance billings at December 31, 2000 amounted to $1,590,520.

--------------------------------------------------------------------------------
NOTE 4.       LOAN RECEIVABLE FROM STOCKHOLDER
--------------------------------------------------------------------------------

              Loan receivable from stockholder consists of certain expenses paid by the Company on behalf of its majority stockholder. The loan bears interest at 6% per annum and is due in August 2002.

--------------------------------------------------------------------------------
NOTE 5.       PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------

              Property and equipment consisted of the following at December 31, 2000:

                  Furniture and fixtures                                $108,632
                  Machinery and equipment                                841,123
                  --------------------------------------------------------------
                                                                         949,755

                  Less accumulated depreciation                          380,875
                  --------------------------------------------------------------

                                                                        $568,880
                  ==============================================================

              Depreciation of property and equipment for the years ended December 31, 2000 and 1999 amounted to $121,009 and $64,425, respectively.

--------------------------------------------------------------------------------
NOTE 6.       ACCRUED LIABILITIES
--------------------------------------------------------------------------------

              Accrued liabilities consisted of the following at December 31, 2000:

                  Salaries and benefits                               $  719,795
                  Professional fees                                      109,549
                  Other                                                  260,858
                  --------------------------------------------------------------

                                                                      $1,090,202
                  ==============================================================

--------------------------------------------------------------------------------
NOTE 7.       NOTES PAYABLE
--------------------------------------------------------------------------------

              Notes payable consisted of the following at December 31, 2000:

                  Notes payable - stockholders                         $ 93,258
                  Notes payable - purchase of assets                     43,521
                  Notes payable - purchase of PDA (note 11)             150,000
                  Notes payable - other                                 123,956
                  --------------------------------------------------------------
                                                                        410,735

                  Less current portion                                  252,423
                  --------------------------------------------------------------

                  Long-term portion                                    $158,312
                  ==============================================================

--------------------------------------------------------------------------------
NOTE 7.       NOTES PAYABLE (Continued)
--------------------------------------------------------------------------------

              Notes Payable - Stockholders

              In October 1999, approximately $1,150,800 of notes payable - stockholders and accrued interest were converted into 255,736 shares of common stock and warrants to purchase an additional 255,736 shares of common stock at $8.00 per share. The warrants expire in June 2002. The balance at December 31, 2000 represents an unconverted note bearing interest at 10% per annum that was paid in early 2001.

              Notes Payable - Purchase of Assets

              Concurrent with a recapitalization in 1999, the Company issued three notes aggregating $500,000. These notes bear interest at 8% per annum and are collateralized by all of the assets of the Company. The balance at December 31, 2000 is due to the chief executive officer of the Company.

              Notes Payable - Other

              Notes payable - other consists principally of a) a note payable for insurance coverage, bearing interest at approximately 9% per annum with a payment of approximately $16,000 per month, and b) obligations assumed in connection with the acquisition of PDA (see
              Note 11) bearing interest at approximately 12% per annum with payments aggregating approximately $2,300 per month.

              Interest expense on all indebtedness amounted to $175,470 and $181,143 for the years ended December 31, 2000 and 1999, respectively.

--------------------------------------------------------------------------------
NOTE 8.       LEASE COMMITMENTS
--------------------------------------------------------------------------------

              The Company leases its office facilities and certain equipment under non-cancelable operating leases.

              The approximate future minimum annual rentals under these leases for years subsequent to December 31, 2000 are as follows:

                  December 31, 2001                                     $342,000
                  December 31, 2002                                      235,000
                  December 31, 2003                                      133,000
                  December 31, 2004                                       17,000
                  Thereafter                                                   -
                  --------------------------------------------------------------

                                                                        $727,000
                  ==============================================================

              Total rent expense for the years ended December 31, 2000 and 1999 was approximately $568,000 and $428,000, respectively.

--------------------------------------------------------------------------------
NOTE 9.       INCOME TAXES
--------------------------------------------------------------------------------

              Income taxes for the years ended December 31, 2000 and 1999 consisted of the following:

                                                          2000            1999
                  --------------------------------------------------------------

                  Current:
                       Federal                        $1,367,000        $      -
                       State                             146,000               -
                  Deferred:
                       Federal                          (154,000)        349,000
                       State                             (17,000)         61,000
                  --------------------------------------------------------------

                                                      $1,342,000        $410,000
                  ==============================================================

              The components of the net deferred tax liability at December 31, 2000 are as follows:

                  Deferred Tax Asset
                  --------------------------------------------------------------

                  Amortization of goodwill                              $  7,000
                  Common stock options issued as compensation            178,000
                  --------------------------------------------------------------

                                                                        $185,000
                  ==============================================================

                  Deferred Tax Liability
                  --------------------------------------------------------------

                  Net temporary differences due to conversion
                       to accrual basis from cash basis                  388,000
                  Depreciation                                            36,000
                  --------------------------------------------------------------

                                                                        $424,000
                  ==============================================================

              The major elements contributing to the difference between income taxes and the amount computed by applying the federal statutory tax rate of 34% to income before income taxes for the years ended December 31, 2000 and 1999 are as follows:

                                                              2000        1999
                  --------------------------------------------------------------

                  Income taxes at statutory rate          $1,154,000   $225,000
                  State income taxes                         122,000     19,000
                  S Corporation income prior to
                       conversion to C Corporation                 -   (190,000)
                  Deferred tax liability recorded upon
                       conversion to C Corporation                 -    217,000
                  Permanent differences and other             66,000    139,000
                  --------------------------------------------------------------

                                                          $1,342,000   $410,000
                  ==============================================================

--------------------------------------------------------------------------------
NOTE 10.      STOCK BASED COMPENSATION
--------------------------------------------------------------------------------

              In June 1999, the Company established a Stock Option Plan (the
              Plan) which provides for the Company to issue options to employees, directors and outside consultants of the Company. The issuance and form of the options shall be at the discretion of the Company's board of directors, except that the exercise price may not be less than the fair market value at the time of grant. Generally, the options vest over a three year period and expire in ten years or three months after separation of service, whichever occurs earlier.

              The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25") in accounting for its employee stock options. Under APB 25, because the exercise price of an employee's stock options issued prior to the established of the Plan was less than the market price of the underlying stock on the date of grant, compensation expense of $170,000 and $304,583 was recognized in 2000 and 1999, respectively. The Company expects to recognize compensation expense of $170,000 in 2001 and $35,417 in 2002 in connection with these options.

              Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation," ("SFAS No. 123") requires the Company to provide pro forma information regarding net income and earnings per common share as if compensation cost for the Company's Stock Option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The fair value of the options granted in 2000 and 1999 were estimated by using the Black-Scholes pricing model with the following assumptions: (i) expected life of the options of 5 years, (ii) expected volatility in the market price of the Company's common stock of 60% (only for those options granted subsequent to the Company's initial public offering, otherwise no volatility), (iii) no expected dividends, and (iv) a risk free interest rate ranging from 6.00% to 6.50%.

              Under the accounting provisions of SFAS No. 123, the Company's net income, basic earnings per share and diluted earnings per share for the year ended December 31, 2000 would have been approximately $1,969,000, $0.75 and $0.73, respectively.

              Under the accounting provisions of SFAS No. 123, the Company's net income, basic earnings per share and diluted earnings per share for the year ended December 31, 1999 would have been approximately $75,000, $0.04 and $0.04, respectively.

              Under the accounting provisions of SFAS No. 123, the Company's pro forma net income, pro forma basic earnings per share and pro forma diluted earnings per share for the year ended December 31, 1999 would have been approximately $234,000, $0.21 and $0.20, respectively.

--------------------------------------------------------------------------------
NOTE 10.      STOCK BASED COMPENSATION (Continued)
--------------------------------------------------------------------------------

              A summary of the Company's stock option activity, and related information for the year ended December 31, 2000 is as follows:

                                                         # of   Weighted Average
                                                       Options   Exercise Price
                  --------------------------------------------------------------

                  Outstanding January 1, 2000          514,500       $ 4.70

                      Granted                          125,000         6.00
                      Exercised                              -            -
                      Forfeited                        (34,500)       (6.00)
                  --------------------------------------------------------------

                  Outstanding December 31, 2000        605,000       $ 4.88
                  ==============================================================

                  Exercisable at December 31, 2000     277,489       $ 4.79
                  ==============================================================

              The weighted-average fair value of options granted during 2000, using the fair value calculations discussed above was $1.88 per option.

              Exercise prices for options outstanding as of December 31, 2000 ranged from $1.25 to $6.60. The weighted average remaining contractual life of these options is as follows:

                                                              Weighted Average
                  Exercise              Weighted Average   Remaining Contractual
                   Price      Shares     Exercise Price          Life (Years)
                  --------------------------------------------------------------

                   $1.250     160,000       $1.250                 8.25
                   $5.625      25,000       $5.625                 9.92
                   $6.000     270,000       $6.000                 8.78
                   $6.600     150,000       $6.600                 8.50

--------------------------------------------------------------------------------
NOTE 11.      OTHER MATTERS
--------------------------------------------------------------------------------

              Business Combination

              On March 15, 2000, the Company formed a wholly owned subsidiary, SFBC/PDA and on March 29, 2000, SFBC/PDA acquired substantially all the assets and certain liabilities of Pharmaceutical Development Associates, Inc. (PDA), a clinical research organization located in North Carolina. The aggregate purchase price was $600,000 with possible contingent consideration of up to $1,200,000 based on the adjusted net income of SFBC/PDA, as defined, and additional possible contingent consideration based on a percentage of revenue from a specific customer of SFBC/PDA.

--------------------------------------------------------------------------------
NOTE 11.      OTHER MATTERS (continued)
--------------------------------------------------------------------------------

              The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. Goodwill of approximately $726,000 is attributable to the general reputation of the business in the communities it serves and the collective experience of the management and other employees, and was recorded as follows:

                  Cash consideration paid to the seller             $   296,000
                  Note payable issued to the seller                     150,000
                  Acquisition costs                                     126,000
                  --------------------------------------------------------------
                  Total consideration                                   572,000
                  Fair value of assets acquired                     (1,049,000)
                  Fair value of liabilities assumed                   1,203,000
                  --------------------------------------------------------------

                  Excess of cost over fair value of net
                       assets acquired, Goodwill                    $   726,000
                  ==============================================================

              Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisition were as follows for the years ended December 31, 2000 and 1999 as if the business combination had occurred at the beginning of each period presented:

                                                 For the year ended December 31,
                                                 -------------------------------
                                                    2000               1999
                  --------------------------------------------------------------

                  Net sales                      $20,121,708        $10,509,204
                  Net income                       2,307,842            193,371
                  Earnings per share - basic             .78               0.10
                  ==============================================================

              The pro forma data is provided for information purposes only and does not purport to be indicative of results which actually would have been obtained if the combination had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

              Transactions with LeeCoast

              In connection with the acquisition of the assets of PDA, SFBC received the option to purchase ClinSites/LeeCoast Research Center, Inc. (LeeCoast), a wholly owned subsidiary of PDA's parent located in Ft. Myers, Florida. On December 27, 2000, the Company formed a wholly owned subsidiary, FTM and in early 2001 FTM purchased substantially all the assets and certain liabilities of LeeCoast. The purchase price was $600,000, plus the amount by which the operating assets exceeded the operating liabilities of LeeCoast.

              Also in connection with the acquisition of PDA, the Company loaned LeeCoast $200,000. This amount, along with its accrued interest of $9,337 is included as a note receivable in the accompanying balance sheet.

--------------------------------------------------------------------------------
NOTE 11.      OTHER MATTERS (continued)
--------------------------------------------------------------------------------

              During the year ended December 31, 2000, SFK performed approximately $67,000 of services for LeeCoast, all of which is unpaid at December 31, 2000 and included in accounts receivable, net in the accompanying balance sheet.

              During the year ended December 31, 2000, LeeCoast performed approximately $800,000 of services for SFBC/PDA of which approximately $178,000 was still owed at December 31, 2000 and included in accounts payable in the accompanying balance sheet.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

            Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by the board of directors.

Name                             Age      Position(s)
----                             ---      -----------
Lisa Krinsky, M.D.               38       President, chief operating officer,
                                          secretary, and chairman of the board
                                          of directors

Arnold Hantman                   64       Chief executive officer, chief
                                          financial officer, treasurer and
                                          director

Dr. Gregory B. Holmes            46       Executive vice president of clinical
                                          operations

Ramiro Casanas                   46       Chief accounting officer

D. Scott Davis                   52       President of SFBC Charlotte

Barrie Phillips, Ph.D.           67       President of SFBC Ft. Myers

Jack Levine, C.P.A.              50       Director

Dr. Leonard I. Weinstein         56       Director

William C. Willis, Jr.           49       Director

         Lisa Krinsky, M.D. founded South Florida Kinetics in 1995. Since that time, Dr. Krinsky has been its president and chief executive officer, secretary, treasurer and chairman of its board of directors. Since June 1999, Dr. Krinsky has been our president and chief operating officer, secretary and chairman of our board of directors. Dr. Krinsky is a director of SFBC Charlotte and SFBC Ft. Myers. Prior to 1995, she worked in various research positions with Baxter HealthCare Corporation and us. Dr. Krinsky has 15 years of experience in research and development of new pharmaceutical products. Dr. Krinsky's accomplishments include developing and implementing new services, strategic planning, increasing revenues, and establishing a solid relationship of confidence and respect with our growing client base. Dr. Krinsky has overseen approximately 300 clinical trials at South Florida Kinetics.

         Arnold Hantman is one of our founders. Mr. Hantman has been our chief executive officer since 1993 and has been a director since 1984. He became our chief financial and accounting officer in June 1999. He resigned as chief accounting officer in February 2001 when we hired a replacement. Mr. Hantman is a director of SFBC Charlotte and SFBC Ft. Myers. Previously, Mr. Hantman served as a member of the board of directors of Amerifirst Bank, Miami, Florida. Mr. Hantman received a Bachelor of Business Administration degree from City College of New York in accounting and a Juris Doctor degree from the University of Miami School of Law. Mr. Hantman is a licensed attorney in Florida and a life member of the American and Florida Institutes of Certified Public Accountants. His license as a certified public accountant in the State of Florida is inactive.

         Dr. Gregory B. Holmes became executive vice president of clinical operations of South Florida Kinetics in February 1999 and SFBC International in June 1999. Dr. Holmes is primarily responsible for our acquisition program, supervises operations of each of our subsidiaries and is a co-head of our sales and marketing activities. From January 1997 through February 1999, Dr. Holmes was president of clinical research for Phoenix International Life Sciences in Cincinnati, Ohio. From May 1988 to January 1997, Pharmaco International in Austin, Texas, employed Dr. Holmes. While employed by Pharmaco, he held various vice president offices listed below:

         August - October 1994          vice president of strategic planning
         October 1994 - May 1995        vice president of clinical research,
                                        bioanalytic laboratories and toxicology
                                        services

         June 1995 - January 1997       vice president of international business

Phoenix International, the parent of Phoenix International Life Sciences, and Pharmaco, now known as PPD, Inc., are two of our leading competitors. Dr. Holmes received a Doctorate in Pharmacy from the University of Minnesota College of Pharmacy and is board certified in pharmacology. He is a member and fellow of the American College of Clinical Pharmacology.

         Mr. Ramiro Casanas became our chief accounting officer in February 2001. From May 2000 to February 2001, Mr. Casanas worked on a part-time basis for an accounting firm while attending school in an M.B.A. program. Prior to joining us, Mr. Casanas was the chief financial officer for Dental Services of America from July 1998 until May 2000. He was a controller of Bascom Palmer Eye Institute from July 1997 through June 1998 and Coral Gables Hospital from May 1994 through June 1997.

         Jack Levine, C.P.A. joined our board of directors in August 1999. Mr. Levine is a certified public accountant in the State of Florida and president of Jack Levine, P.A., a certified public accounting firm located in North Miami Beach, Florida, where he has been employed since 1984. Mr. Levine's firm performs accounting services for us. We believe the fees we are paying it are competitive with what we would pay unaffiliated accountants. Most of his firm's accounting practice consists of representing health care corporations, managed care companies and large physician groups. From March 1996 through November 1998, Mr. Levine was a director of Bankers Savings Bank of Coral Gables, Florida when it was acquired by Republic Bank, Inc. Mr. Levine is a member of the American Institute of Certified Public Accountants, the Florida Institute of Certified Public Accountants and New York Society of Certified Public Accountants.

         Dr. Leonard I. Weinstein has been a director on our board since June 1999 and of South Florida Kinetics since May 1995. Dr. Weinstein specializes in providing consulting and mergers and acquisition services to the health care industry including physicians. Since June 1994, he has been president of Tropical Medical Services, Inc. Dr. Weinstein received a doctorate of public administration in health care administration from Nova Southeastern University.

         William C. Willis, Jr. has been a director since January 2001. Since May 1997 he has been president, chief executive officer and a member of the board of directors of Global Technovations, Inc., a manufacturer of speakers, sold primarily to automotive original equipment manufacturers, and of oil analysis instruments. He became chairman of the board on July 1, 1998. Global Technovations' common stock is traded on the American Stock Exchange. Prior to joining Global Technovations, Mr. Willis was chairman of Willis & Associates, a management consulting firm assisting small and medium sized technology, health care and consumer products company. From 1994 to 1995, Mr. Willis was president and chief operating officer of MBF USA, Inc., whose common stock was traded on the Nasdaq Stock Market. Mr. Willis has been a member of the board of directors of Insituform East, Inc., whose common stock is traded on the Nasdaq Stock Market, since December 2000.

         D. Scott Davis became president of SFBC Charlotte in March 2000 when we acquired the assets of Pharmaceutical Development Associates. From April 1988 through March 2000, Mr. Davis served as president of Pharmaceutical Development Associates.

         Barrie Phillips, Ph.D. became president of SFBC Ft. Myers upon our acquisition of the assets of LeeCoast Research in February 2001. From November 1996 through the date of acquisition, Dr. Phillips served as president of LeeCoast Research.

Key Employees

         Raymond R. Carr, R.Ph. has been the chief operating officer of SFBC Charlotte since January 2001. From April 2000 to January 2001, Mr. Carr was a vice president of SFBC International. From April 1999 to April 2000, Mr. Carr was a founding partner of Sci-Com an educational facility for research scientists. From April 1995 to April 1999, Mr. Carr was director of business development for Phoenix International.

         George Gessner is the vice president of business development for SFBC Charlotte. He assumed this position in November 2000. Prior to becoming an employee of SFBC Charlotte, he worked for us as a consultant from March 29, 2000 until November 2000. From January 1997 to March 29, 2000, he was employed as a sales and marketing executive for Clinical Development Associates, Inc.

         Robert P. Grandy is vice president of clinical research for South Florida Kinetics where he performs part-time consulting services. Mr. Grandy joined us in April 1998. Prior to that time from January 1976 through March 1998, Mr. Grandy was the Director of Clinical Research for Purdue Frederick Pharmaceutical Company, a pharmaceutical manufacturer located in Connecticut.

         Maria E. Quant is vice president of regulatory affairs of South Florida Kinetics. She has worked for us since 1989. She is a certified English-Spanish translator.

         Judith Watson has been the vice president of clinical operations of SFBC Ft. Myers, Inc. since January 2001. Prior to joining SFBC Ft. Myers, Ms. Watson served as vice president of SFBC Charlotte, Inc. from March 2000 to January 2001. From April 1999 to March 2000, Ms. Watson served as vice president of administration/quality assurance for Clinsites/Pharmaceutical Development Associates, Inc. Prior to that, Ms. Watson held a similar position with Clinical Site Services Corp. from April 1997 through April 1999. From March 1996 to April 1997, Ms. Watson was the president of Clinsites/Sorra Research Center.

         Karen Lewis has been the director of clinical operations of SFBC Charlotte since April 2, 2001. Prior to joining SFBC Charlotte, Ms. Lewis served as senior manager of clinical research for Otsuka Maryland Research Institute, LLC from August 1999 to April 2001. From June 1997 to August 1999, Ms. Lewis served in various capacities - clinical research manager, clinical trials manager, associate clinical scientist and finally as assistant manager - at Otsuka America Pharmaceutical, Inc.

Committees of the Board of Directors

         Our board of directors currently has audit and compensation committees. All of the audit and compensation committees are independent directors. The audit committee reviews the scope of our audit, recommends to the board the engagement of our independent auditors, reviews the financial statements and reviews any transactions between us and any of our officers, directors or other related parties. Our compensation committee evaluates our compensation policies, approves executive compensation and executive employment contracts and administers our stock option plan. Messrs. Levine and Willis and Dr. Weinstein are members of the audit committee and the compensation committee.

Compensation of Our Directors

         We pay our independent directors a fee of $1,000 for each board and committee meeting which they attend. Each independent director receives a grant of 30,000 non-qualified options vesting over three years, subject to continued service as a director.

Limitation of Our Director's Liability

         Our certificate of incorporation eliminates the liability of our directors for monetary damages to the fullest extent possible. However, our directors remain liable for:

o    any breach of the director's duty of loyalty to us or our stockholders,
o acts or omission not in good faith or that involve intentional misconduct or a knowing violation of law,
o payments of dividends or approval of stock repurchases or redemptions that are prohibited by Delaware law, or
o any transaction from which the director derives an improper personal benefit.

These provisions do not affect any liability any director may have under federal and state securities laws.

Item 10. Executive Compensation.

       Set forth below is information with respect to compensation paid by us for 2000, 1999, and 1998 to our chief executive officer, chief operating officer and executive vice president of clinical operations, who are our only executive officers whose compensation exceeded $100,000 during 2000.

========================================================================================================================
                                       SUMMARY COMPENSATION TABLE
========================================================================================================================
                                           Annual Compensation                       Long Term
                                                                                    Compensation
========================================================================================================================
      (a)          (b)          (c)               (d)                (e)                (g)                 (i)
========================================================================================================================
                                                                                    Securities          All Other
   Name and                                                    Other Annual         Underlying           Compen-
   Principal                                                   Compensation        Options/SARs          sation
   Position          Year      Salary ($)      Bonus ($)       Compensation ($)        (#)                 ($)
========================================================================================================================
Arnold Hantman,      2000      $150,000       $109,428(1)             $0 (2)            0                  $0
 Chief Executive     1999      $120,000       $0                      $0 (2)            50,000             $0
 Officer             1998      $120,000       $0                      $0                0                  $0
========================================================================================================================
Lisa Krinsky, M.D.,  2000      $250,000       $182,379(1)             $0 (2)            0                  $0
 President           1999      $250,000       $0                      $0 (2)            100,000            $0
                     1998      $250,000       $0                      $0                0                  $0
========================================================================================================================
 Dr. Greg Holmes,    2000      $120,000       $60,000                 $0 (2)            0                  $0
  Executive Vice     1999      $120,000       $0                      $0 (2)            160,000            $0
  President
========================================================================================================================

(1)      Represents bonuses earned in 2000 and paid in March 2001.

(2) Does not include car allowance, automobile insurance premiums and, for Dr. Krinsky,, life and disability insurance premiums. For each of Mr. Hantman and Drs. Krinsky and Holmes, the aggregate amount of these personal benefits does not exceed the lesser of 10% of the total salary and bonus reported or $50,000.

         In March 2001, based upon unanimous approval of the compensation committee, we entered into new three-year written employment agreements with Dr. Krinsky, Mr. Hantman and Dr. Holmes. Dr. Krinsky's annual base salary was increased from $250,000 to $300,000, Mr. Hantman's annual base salary was increased from $150,000 to $225,000 and Dr. Holmes' annual base salary was increased from $120,000 to $175,000. At the same time, the compensation committee awarded Dr. Holmes a bonus of $60,000 based upon the Company's achievements in 2000. Finally, the compensation committee granted Dr. Krinsky 50,000, Mr. Hantman 30,000 and Dr. Holmes 25,000 stock options. These options are subject to stockholder approval of the Plan amendment described under "Stock Options." The exercise price will be the fair market value on the date of stockholder approval even if it is more than the $7.15 price as of the date of committee approval.

         In connection with their new employment agreements, the provisions of Dr. Krinsky's and Mr. Hantman's former employment agreements providing for bonuses based upon net pre-tax income were continued. These provisions provide Dr. Krinsky with an annual bonus of 5% of net pre-tax income and Mr. Hantman with an annual bonus of 3% of net pre-tax income if the net pre-tax incomes reaches specified levels as follows:

           Year              2000            2001          2002        2003
    Net pre-tax income    $1,500,000      $2,000,000    $2,500,000  $3,000,000

Thus, for 2000 Dr. Krinsky earned a bonus of $182,379 and Mr. Hantman a bonus of $109,428. Those bonuses were paid in March 2001. Additionally, the compensation committee recognized that in the future it might be appropriate to award discretionary bonuses to these three executive officers based upon other criteria relating to exceptional performance. Accordingly, the new employment agreements specifically contain a provision authorizing the compensation committee to award annual discretionary bonuses.

         Additionally, the provisions of the prior employment agreements with Dr. Krinsky and Mr. Hantman concerning automobile benefits, insurance and special termination were retained in their new agreements. Dr. Krinsky receives an automobile allowance of $1,334 per month, Mr. Hantman receives an automobile allowance of $700 per month and Dr. Holmes receives an automobile allowance of $650 per month. We pay the cost of automobile insurance for Dr. Krinsky and Mr. Hantman, which is $1,800 and $1,600 respectively on an annual basis. We also pay the premiums for a personal life and a disability policy for Dr. Krinsky. Our monthly cost for this insurance is $330. We also maintain $1,000,000 key-man life insurance policies on the lives of Dr. Krinsky and Mr. Hantman.

         Dr. Krinsky, Mr. Hantman and Dr. Holmes may terminate their employment agreements if:

o        their duties are substantially modified;
o        we materially breach the terms of their employment agreements; or
o if any entity or person who is not currently an executive officer or stockholder of ours becomes individually or as part of a group the owner of more than 30% of our common stock.

If this occurs, each may chose to receive full compensation and benefits provided for in her or his employment agreement for the remainder of the term of the agreement or a release from the non-competition provisions of the employment agreement. These provisions may discourage a hostile takeover even if the takeover is in the best interest of all of our other stockholders.

         Effective March 29, 2000, SFBC Charlotte entered into a three-year employment agreement with Mr. D. Scott Davis. Mr. Davis receives a salary of $112,000 per year. He also is eligible to receive two annual bonuses. No bonus was earned in 2000. SFBC Charlotte also pays disability and life insurance payments for Mr. Davis and pays interest on a loan for him. Its annual cost of these benefits is approximately $4,000.

         On February 18, 2001, SFBC Ft. Myers entered into an employment agreement with Barrie Phillips, Ph.D. The agreement is for a one-year term, which is automatically renewable for additional one-year terms unless one party gives the other at least 30 days written notice. Dr. Phillips receives an annual salary of $109,500, in addition to a $500 per month car allowance.

Stock Options

         In June 1999, we adopted our 1999 stock option plan (the "Plan"). We may issue incentive stock options, as defined in the Internal Revenue Code of 1986, or non-qualified stock options to purchase up to 700,000 shares of common stock under the Plan. At March 31, 2001, we had issued stock options to purchase an aggregate of 692,166 shares of common stock under the Plan to 34 employees, three non-employee directors and three independent contractors. Under the Plan, our non-employee directors receive grants of 30,000 options upon election or appointment to the board of directors and again after all prior options have vested. Additionally, in 2001 we have granted 125,000 options outside of the Plan to two employees.

         In January 2001, we amended the Plan to increase the automatic grants to each independent director to 30,000 options. At the same time, the board granted Mr. Jack Levine and Dr. Leonard I. Weinstein an additional 15,000 options, of which 7,500 immediately vested, to adjust for the increase.

         In March 2001, our board of directors increased the number of options available under the Plan by 500,000 options, subject to stockholder approval. The board acted in order to provide options for existing and new employees including employees of any companies we acquire.

         The table below shows information with respect to the exercise of options to purchase our common stock by our named executive officers holding options, as of December 31, 2000.


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
--------------------------------------------------------------------------------
(a)                    (d)                               (e)
                       Number of Securities
                       Underlying Unexercised            Value of Unexercised In-The-Money
                       Options/SARs                      Options/ SARs At
                       At FY-End                         FY-End ($) (1)
Name                   Exercisable / Unexercisable       Exercisable / Unexercisable
--------------------------------------------------------------------------------
Lisa Krinsky, M.D.       50,001         49,999            (2)          (2)
Arnold Hantman           25,001         24,999            (2)          (2)
Dr. Gregory B. Holmes    80,000         80,000            $245,000     $245,000

(1) Based on the difference between the closing price per share of the common stock on December 29, 2000 and the option exercise price.

(2) The closing price per share of the common stock on December 29, 2000 was less than the option exercise price of $8.00.

         All options generally vest in increments of one-sixth, on June 30 and December 31 each year, provided that the option holder is employed by us, providing services to us or acting as a director on such vesting date. The options expire 10 years from the day of grant, except that the options held by Dr. Krinsky and Mr. Hantman expire five years from the date of grant. However in the event of the death of the employee, the decedent's estate or beneficiary may exercise options for a period of three months following the death. All options terminate one year from the date of termination of the person's relationship with us due to disability or three months after any other termination of the person's relationship with us. If the option holder's relationship with us is terminated for cause, the options expire immediately.

         In February 1999, Dr. Holmes received a grant of 160,000 options, 120,000 of which are currently vested, and the balance vest on March 15, 2002, subject to continued employment.

         As part of his employment agreement with SFBC Charlotte, we granted Mr.
D. Scott Davis 100,000 stock options exercisable at $8.00 per share. Of these options, 66,667 are vested and the balance vest in on March 29, 2002, subject to continued employment.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         The following table provides information as of March 31, 2001 concerning the beneficial ownership of our common stock by each director; each person known by us to be the beneficial owner of at least 5% of our common stock; and all executive officers and directors as a group.

                                          Number of Shares of     Percentage of
                                          Common Stock            Common Stock
Name and Address of Beneficial Owner      Beneficially Owned(1)   Outstanding

Lisa Krinsky, M.D.(2)                            1,064,488           29.2%
11190 Biscayne Boulevard
Miami, FL 33181

Arnold Hantman(3)                                  522,745           14.4%
11190 Biscayne Boulevard
Miami, FL 33181

Dr. Gregory B. Holmes(4)                           125,800            3.4%
11190 Biscayne Boulevard
Miami, FL 33181

Jack Levine, C.P.A. (5)                             16,000              *
16855 N.E. 2nd Avenue
Miami Beach, FL 33162

Dr. Leonard J. Weinstein (5)                        16,100              *
3423 N. 31st Terrace
Hollywood, FL 33021

William C. Willis, Jr.                                   0              0
7108 Fairway Drive, Suite 200
Palm Beach Gardens, FL 33418

All  executive  officers and  directors as a
group (eight persons)(2) (3) (4) (5)             1,745,133           45.7%



(1) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all securities beneficially owned by them. Beneficial ownership exists when a person has either the power to vote or sell our common stock. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the specified date whether upon the exercise of options or otherwise.

(2) Includes 50,001 shares of common stock issuable upon exercise of vested options.

(3) Includes 25,001 shares of common stock issuable upon exercise of vested options, and 1,000 shares of common stock held in the name of his wife.

(4) Includes 120,000 shares of common stock issuable upon exercise of vested options.

(5)      Includes 15,000 shares issuable upon exercise of vested options.

 *       Less than 1%

Section 16(a) Beneficial Ownership Reporting Compliance

         In October 2000, Arnold Hantman's wife acquired 1,000 shares of our common stock, in an open market transaction. The acquisition of these shares was reported late. This is the only untimely filing made by Mr. Hantman.

         In October 2000, Dr. Gregory Holmes acquired 4,800 shares of our common stock in five open market transactions. The acquisition of these shares was reported late. This is the only untimely filing made by Dr. Holmes.

Item 12. Certain Relationships and Related Transactions.

         We provide the use of four offices consisting of approximately 1,000 square feet to Lam Pharmaceuticals Corp. Lam, based in Toronto, Ontario, develops drug compounds. We currently do not charge Lam rent. Mr. Hantman and Dr. Krinsky together own approximately 11% of Lam's common stock.

         Lisa Krinsky, M.D. organized South Florida Kinetics and is considered to be our founder together with Mr. Hantman. As part of the 1999 acquisition of South Florida Kinetics, our Phase I and II subsidiary, Dr. Krinsky received 1,014,487 shares of our common stock in exchange for her shares of the common stock of South Florida Kinetics. In 1998, we paid $92,965 of personal expenses on behalf of Dr. Krinsky. In August 1999, Dr. Krinsky issued us a three-year 6% $92,965 note providing for annual payments of interest only. The note is due in August 2002.

Item 13. Exhibits and Reports on Form 8-K

EXHIBIT INDEX

Exhibit
Number     Description
-------    ---------------------------------------------------------------------

3.1        Certificate of Incorporation (1)
3.2        First Amendment to Certificate of Incorporation (1)
3.3        Certificate of Correction to Certificate of Incorporation (2)
3.4        Bylaws (1)
3.5        First Amendment to the Bylaws (2)
4.1        Form of Common Stock Certificate (1)
4.2        Form of Warrant Agreement (3)
4.3        Form of Warrant (3)
10.1       Employment Agreement of Arnold Hantman (4)
10.2        Employment Agreement of Lisa Krinsky, M.D. (4)
10.3       Employment Agreement of Dr. Gregory Holmes (1)
10.4       Employment Agreement of D. Scott Davis (4)
10.5       Employment Agreement of Dr. Barrie Phillips
10.6       Employment Agreement of George Gessner
10.7       Amended and Restated 1999 Stock Option Plan (4)
10.8       Second Amendment to the 1999 Stock Option Plan (2)
10.9       Asset Purchase Agreement (Pharmaceutical Development Associates)* (2)
10.10      Audit Committee Charter (2)
21         Subsidiaries (4)

----------------
* Confidential Portions have been omitted and filed separately under an application for Confidential Treatment.

(1)   Contained in Form SB-2 filed on August 17, 1999

(2)   Contained in Form SB-2 filed on October 5, 2000
(3)   Contained in Form SB-2 filed on September 8, 2000
(4)   Contained in Form SB-2 filed on July 21, 2000

No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of April, 2001.

SFBC International, Inc.



                                     By /s/ Arnold Hantman
                                        ----------------------------------------
                                        Arnold Hantman, Chief Executive Officer


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                                     Title                                       Date
    --------                                 ---------                                   --------
/s/ Lisa Krinsky, M.D.                 Chairman of the Board of Directors             April 12, 2001
---------------------------------
Lisa Krinsky, M.D.

/s/ Arnold Hantman                     Director and Principal Financial Officer       April 12, 2001
---------------------------------
Arnold Hantman

/s/ Ramiro Casanas                     Chief Accounting Officer                       April 12, 2001
---------------------------------
Ramiro Casanas

/s/ Jack Levine                        Director                                       April 12, 2001
---------------
Jack Levine

/s/ Dr. Leonard Weinstein              Director                                       April 12, 2001
---------------------------------
Dr. Leonard Weinstein

/s/ William C. Willis, Jr.
---------------------------------
William C. Willis, Jr.                 Director                                       April 12, 2001

                                 EXHIBIT INDEX

Exhibit
Number     Description
-------    ---------------------------------------------------------------------

3.1        Certificate of Incorporation (1)
3.2        First Amendment to Certificate of Incorporation (1)
3.3        Certificate of Correction to Certificate of Incorporation (2)
3.4        Bylaws (1)
3.5        First Amendment to the Bylaws (2)
4.1        Form of Common Stock Certificate (1)
4.2        Form of Warrant Agreement (3)
4.3        Form of Warrant (3)
10.1       Employment Agreement of Arnold Hantman (4)
10.2       Employment Agreement of Lisa Krinsky, M.D. (4)
10.3       Employment Agreement of Dr. Gregory Holmes (1)
10.4       Employment Agreement of D. Scott Davis (4)
10.5       Employment Agreement of Dr. Barrie Phillips
10.6       Employment Agreement of George Gessner
10.7       Amended and Restated 1999 Stock Option Plan (4)
10.8       Second Amendment to the 1999 Stock Option Plan (2)
10.9       Asset Purchase Agreement (Pharmaceutical Development Associates)* (2)
10.10      Audit Committee Charter (2)
21         Subsidiaries (4)

----------------
* Confidential Portions have been omitted and filed separately under an application for Confidential Treatment.

(1)   Contained in Form SB-2 filed on August 17, 1999
(2)   Contained in Form SB-2 filed on October 5, 2000
(3)   Contained in Form SB-2 filed on September 8, 2000
(4)   Contained in Form SB-2 filed on July 21, 2000