Form 10QSB
period 2001-03-31
SFBC INTERNATIONAL INC
filed 2001-05-21
CIK 1089542

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            ________________________

                                  FORM 10-QSB


           [X] Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.


                 For the quarterly period ended March 31, 2001

                          Commission File No.  1-16119
                            ________________________

                            SFBC International Inc.
       (Exact name of small business issuer as specified in its charter)


                Delaware                                   59-2407464
                                                           ----------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

                             11190 Biscayne Blvd.
                               Miami, FL  33181
                                (305) 895-0304
                         (Address and telephone number
                        of principal executive offices)


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               [X] Yes    [_] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:



             Class                                   Outstanding at May 10, 2001
-----------------------------                        ---------------------------
Common Stock: $.001 par value                                  3,589,643

Transitional Small Business Disclosure Format (check one):  [_] Yes  [X] No

                                     INDEX

                                                                                   Page
                        PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

     Condensed Consolidated Balance Sheets
          as of March 31, 2001 (unaudited) and December 31, 2000                         3

     Condensed Consolidated Statements of Operations
          for the three months ended March 31, 2001 and 2000 (unaudited)                 4

     Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 2001 and 2000 (unaudited)             5 - 6

     Notes to unaudited condensed consolidated interim financial statements          7 - 8

ITEM 2.  Management's Discussion and Analysis of Interim Financial
          Condition and Results of Operations                                        9 - 11


                          PART II - OTHER INFORMATION


ITEM 5.  Other Information                                                               12

ITEM 6.  Exhibits and Reports on Form 8-K                                                12

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000

================================================================================================================================

                                                                                          (Unaudited)
ASSETS                                                                                   March 31, 2001     December  31, 2000
================================================================================================================================
CURRENT ASSETS
  Cash and cash equivalents                                                             $   7,127,464         $ 6,787,603
  Accounts receivable, net                                                                  6,429,355           7,059,419
  Notes receivable                                                                                  -             209,337
  Prepaid and other current assets                                                            253,046             334,832
--------------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                  13,809,865          14,391,191

LOAN RECEIVABLE FROM STOCKHOLDER                                                              119,849             102,206

PROPERTY AND EQUIPMENT, NET                                                                   805,693             568,880

GOODWILL, NET                                                                               1,272,805             671,471

OTHER ASSETS                                                                                   50,192              35,037
--------------------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                                          $  16,058,404         $15,768,785
================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
================================================================================================================================

CURRENT LIABILITIES
  Accounts payable                                                                      $     934,465         $   763,690
  Accrued liabilities                                                                         948,582           1,090,202
  Advance billings                                                                          1,306,680           1,590,520
  Income taxes payable                                                                        356,000             372,000
  Deferred income taxes                                                                       130,000             130,000
  Notes payable - current portion (approximately $137,000 to related
   parties in 2000)                                                                            61,117             252,423
--------------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                              3,736,844           4,198,835
--------------------------------------------------------------------------------------------------------------------------------

NOTES PAYABLE                                                                                 156,589             158,312
--------------------------------------------------------------------------------------------------------------------------------

DEFERRED INCOME TAXES                                                                          59,000             109,000
--------------------------------------------------------------------------------------------------------------------------------

LEASE COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par value, 5,000,000 shares authorized,                                     -                   -
none issued
  Common stock, $.001 par value, 20,000,000 shares authorized, 3,589,642                        3,590               3,590
   shares issued and outstanding
  Additional paid-in capital                                                               10,387,823          10,345,323
  Retained earnings                                                                         1,714,558             953,725
--------------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                            12,105,971          11,302,638
--------------------------------------------------------------------------------------------------------------------------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $  16,058,404         $15,768,785
===============================================================================================================================

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

=======================================================================================================================

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                 --------------------------------------
                                                                                          2001                  2000
=======================================================================================================================
NET REVENUE                                                                            $6,581,977            $2,303,116
-----------------------------------------------------------------------------------------------------------------------

COST AND EXPENSES
  Direct costs                                                                          3,814,716             1,468,858
  General and administrative expenses                                                   1,612,047               597,501
-----------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                                                           5,426,763             2,066,359
-----------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                                  1,155,214               236,757
-----------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest income                                                                          97,287                     -
  Interest expense ($17,380 to related parties in 2000)                                   (13,668)              (24,122)
-----------------------------------------------------------------------------------------------------------------------
     Total other income (expense)                                                          83,619               (24,122)
-----------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                              1,238,833               212,635

INCOME TAXES                                                                              478,000                97,000
-----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                             $  760,833            $  115,635
=======================================================================================================================

Earnings per share:
  Basic                                                                                $     0.21            $     0.05
  Diluted                                                                              $     0.20            $     0.05
=======================================================================================================================

Shares used in computing earnings per share:
  Basic                                                                                 3,589,642             2,335,736
  Diluted                                                                               3,724,432             2,445,736
=======================================================================================================================

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

=======================================================================================================================

                                                                                      2001                     2000
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $   760,833              $   115,635
----------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization                                                     77,181                   20,676
     Common stock options issued as compensation                                       42,500                   42,500
     Changes in operating assets and liabilities:
       Accounts receivable                                                            852,459                  219,694
       Prepaid expenses                                                                85,040              (   175,419 )
       Other assets                                                               (     9,285 )                      -
       Accounts payable                                                           (    74,834 )                120,994
       Accrued liabilities                                                        (   150,406 )            (    60,599 )
       Accrued interest                                                                   -                     12,198
       Advance billings                                                           (   322,533 )            (   136,951 )
       Income taxes payable                                                       (    16,000 )                147,000
       Deferred income taxes                                                      (    50,000 )            (   116,000 )
----------------------------------------------------------------------------------------------------------------------
          Total adjustments                                                           434,122                   74,093
----------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                               1,194,955                  189,728
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash consideration paid for company acquired                                    (   510,577 )            (   295,740 )
  Cash balance of company acquired                                                     83,010                   79,429
  Purchase of property and equipment                                              (   216,855 )            (    75,302 )
----------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                 (   644,422 )            (   291,613 )
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayment of notes payable - insurance                                      (    48,230 )            (    19,120 )
  Principal payments on notes payable - purchase of assets                        (    43,521 )            (   308,500 )
  Principal payments on notes payable - stockholders                              (    93,258 )                      -
  Net proceeds (repayments) of notes payable - transportation                     (     1,595 )                 21,846
   equipment
  Payments on capital lease obligations                                           (     6,425 )                      -
  Loans to stockholder                                                            (    17,643 )
  Net borrowings on credit facility                                                         -                  681,201
----------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) financing activities                   (   210,672 )                375,427
----------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             339,861                  273,542

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    6,787,603                  288,285
----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 7,127,464              $   561,827
======================================================================================================================

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)

                                                                                         2001                    2000
---------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:
---------------------------------------------------------------------------------------------------------------------

  Interest paid                                                                      $ 23,793                $ 11,924
---------------------------------------------------------------------------------------------------------------------

  Income taxes paid                                                                  $544,000                $ 66,000
---------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------------------------------------------------------

  Fair value of net liabilities assumed in connection with                           $ 89,423                $154,260
   acquisition of business
---------------------------------------------------------------------------------------------------------------------

  Note payable issued in connection with acquisition of business                     $      -                $150,000
---------------------------------------------------------------------------------------------------------------------

  Professional fees incurred in connection with acquisition of                       $ 27,324                $125,913
   business
---------------------------------------------------------------------------------------------------------------------

  Common stock options issued as compensation                                        $ 42,500                $ 42,500

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
                      ORGANIZATION AND BASIS OF PRESENTATION

          Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

          The audited financial statements at December 31, 2000 which are included in the Company's Annual Report on Form 10-KSB should be read in conjunction with these condensed consolidated financial statements.

          Consolidation

          The condensed consolidated financial statements include the accounts of SFBC International, Inc. (SFBC) and its wholly owned subsidiaries South Florida Kinetics, Inc. (SFK), SFBC Charlotte, Inc. f/k/a SFBC/Pharmaceutical Development Associates, Inc. (CHA) and SFBC Ft. Myers, Inc. (FTM) (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

--------------------------------------------------------------------------------
NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

          Net Income Per Share

          The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net income per share; Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options to purchase 532,500 and 160,000 shares of common stock for the years ended March 31, 2001 and March 31, 2000, respectively.

                             SIGNIFICANT TRANSACTION

          In early 2001, FTM purchased substantially all the assets and certain liabilities of ClinSites/LeeCoast Research Center, Inc. The purchase price was $600,000, plus the amount by which the operating assets exceeded the operating liabilities.

          The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. Goodwill of approximately $627,000 is attributable to the general reputation of the business in the communities it serves and the collective experience of the management and other employees, and was recorded as follows:

          Cash consideration paid to the seller                                      $   511,000
          Acquisition costs                                                               27,000
         ----------------------------------------------------------------------------------------
          Total consideration                                                            538,000
          Fair value of assets acquired                                                 (452,000)
          Fair value of liabilities assumed                                              541,000
         ----------------------------------------------------------------------------------------
          Excess of cost over fair value of net assets acquired, Goodwill            $   627,000
         ----------------------------------------------------------------------------------------

          Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisitions for the quarter ended March 31, 2001 and 2000 as if the business combination had occurred at the beginning of the period are not material to the financial statements and, accordingly, are not presented herein.

                           SFBC International, Inc.
                         Form 10-QSB - March 31, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including but not limited to, those contained in the discussion on forward-looking statements that follows this section.

In General

     The following discussion includes the operations of Clinsites/LeeCoast Research Center, Inc. ("LeeCoast Research"), the assets of which we acquired on February 16, 2001, since the date of acquisition. It also includes the operations of Pharmaceutical Development Associates, Inc., the assets of which we acquired on March 29, 2000.

Results of Operations

     Our net revenues increased to $6,581,977 for the quarter ended March 31, 2001 which is an increase of 186% from $2,303,116 for the first quarter of 2000. The increase was partially attributable to the two acquisitions referred to above which contributed less than 40% of the increase in net revenues. More than $2.5 million of the increase was attributable to expanding our professional marketing staff during the past year. During the quarter, we saw an increase in the size of our agreements with existing clients and an increase in new clients.

     Our gross profit margins increased from approximately 36.2% for the first quarter of 2000 to approximately 42.0% from the most recent quarter. The increase is attributable to our increase in revenues and the mix of our contracts with our clients. This mix can vary from quarter-quarter which can effect our future gross profit margins. We do not expect that the range of our gross profit margins will increase in the future although once we begin operation of our new clinical laboratory, it will result in a reduction in our costs which we currently experience in outsourcing these services. The increase in our gross profit margins this year is attributable to our increase in revenues as well as the variance in our mix of contracts. Additionally, rent, which is included in our direct costs, has been fixed, and it was not necessary to hire significantly more staff to perform the studies we conducted.

                           SFBC International, Inc.
                         Form 10-QSB - March 31, 2001


     Our general and administrative expenses for the first quarter of 2001 increased to $1,612,048 from $597,501 over the same period last year. The primary expense increases were due to the expansion of our business, our increased marketing and our public company status. In spite of this increase, general and administrative expenses actually declined as a percentage of net revenues to 24.5 % from 25.9%.

     As the result of our continued growth this year, our net income before taxes for the quarter ended March 31, 2001 increased to $1,238,832 from $212,635 for the same period in 2000. Our net income after taxes was $760,832 for the quarter ended March 31, 2001 in contrast to $115,635 for the first quarter of 2000. On a fully diluted basis, our earnings per share quadrupled to $.20 per share for the first quarter from $.05 per share for the first quarter of 2000.

Liquidity and Capital Resources

     For the quarter ended March 31, 2001, net cash provided by operating activities was $1,194,955 in contrast to $189,728 in the first quarter of 2000. The principal changes resulted from increased net income and an increase in accounts receivable, partially offset by an increase in accrued liabilities and advance billings.

     During the quarter ended March 31, 2001, net cash used in investing activities increased to $644,422 from $291,613 during the first quarter of 2000. The principal increases related to the increase of cash used to complete an acquisition this year over the prior year, when we relied primarily upon a credit facility, and the purchase of additional property and equipment this year.

     In the quarter ended March 31, 2001, we used $210,672 in financing activities while in the first quarter of 2000 financing activities provided $375,427. The principal change arose from the fact that we no longer have a credit facility while in the first quarter of 2000 we borrowed $681,201 on our credit facility to complete an acquisition. Additionally, payments of principal of notes payable were less in the first quarter of 2001 than during the first quarter of 2000.

     As of the date of this Report, SFBC International, Inc. has a strong working capital position. Our current assets of approximately $13,809,865 include $7,127,464 in cash which is approximately $340,000 more than at December 31, 2000. Additionally, we used approximately $511,000 to acquire the assets of LeeCoast Research.

     As of May 15, 2001, we had approximately $10,200,000 in working capital. In order to open our new clinical laboratory, we recently purchased approximately $140,000 of equipment. As we disclosed in our Form 10-KSB for the year ended December 31, 2000, we have an oral agreement to purchase the entire building we are currently occupying in Miami, Florida. We expect to purchase the building this summer following zoning approval. Additionally, we have leased an additional two floors in an adjacent building under a short-term lease. We currently are in the process of renovating those two floors. In our final prospectus dated October 11, 2000, we allocated $1,000,000 of the proceeds from our initial public

                           SFBC International, Inc.
                         Form 10-QSB - March 31, 2001


offering for the purpose of expanding our Miami clinic or relocating to a larger facility. We currently estimate that we will use somewhat less than $1,000,000 of our existing cash. We believe we have more than enough working capital to meet our operational needs within the next 12 months. Depending upon the nature of any future acquisitions including the size of the target(s) and the negotiated terms, we may require additional financing to complete a large acquisition.

Forward-Looking Statements
--------------------------

     The statements made above relating to our future gross profit margins, the opening and operation of our own clinical laboratory, our use of working capital to purchase a building and renovate leased premises and our future liquidity are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements that express the "belief", "anticipation", "plans", "expectations", "will" and similar expressions are intended to identify forward-looking statements. These statements include (1) an unanticipated decision to make an acquisition of a substantially larger competitor, which would require us to re-allocate our intended uses of our cash resources; (2) our ability to successfully implement our plans for operational and geographical expansion including the opening of the clinical laboratory; (3) our ability to successfully achieve and manage the technical requirements of specialized clinical trial services, while maintaining compliance with applicable rules and regulations; (4) our ability to compete nationally in attracting pharmaceutical companies in order to develop additional business; (5) our continued ability to recruit participants for clinical studies; (6) the economic climate nationally and internationally as it affects drug development operations; (7) our ability to integrate and absorb any acquisitions into our current operational structure; and (8) unexpected issues relating to the purchase of the building and the renovation of the leased premises.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see Item 1. Business - "Special Factors Concerning Our Business" contained in our Form 10-KSB for the year ended December 31, 2000 and our other filings with the Securities and Exchange Commission.

                           SFBC International, Inc.
                         Form 10-QSB - March 31, 2001


                          PART II - OTHER INFORMATION


ITEM 5.  Other Information

     Not applicable.


ITEM 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

               None.

     b. No reports on Form 8-K were filed during the quarter ended March 31, 2001.


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 18, 2001 by the undersigned, thereunto duly authorized.


                              SFBC International, Inc.


                              /s/ Arnold Hantman
                              --------------------------------
                              Chief Executive Officer