Form 10QSB
period 2001-06-30
SFBC INTERNATIONAL INC
filed 2001-08-15
CIK 1089542

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  ___________

                                  FORM 10-QSB


             [X] Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934.


                 For the quarterly period ended June 30, 2001

                         Commission File No.  1-16119

                             ____________________

                            SFBC International Inc.
       (Exact name of small business issuer as specified in its charter)


               Delaware                             59-2407464
     (State or other jurisdiction of                ----------
     incorporation or organization)              (I.R.S. Employer
                                               Identification Number)

                             11190 Biscayne Blvd.
                               Miami, FL  33181
                                (305) 895-0304
                         (Address and telephone number
                        of principal executive offices)



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

We had 4,201,025 shares of our common stock outstanding as of August 3, 2001.


Transitional Small Business Disclosure Format (check one:)  [_] Yes  [X] No

                                     INDEX

                                                                      Page
                        PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets
         as of June 30, 2001 (unaudited) and December 31, 2000          1

        Condensed Consolidated Statements of Income
         for the three and six months ended June 30, 2001 and 2000
          (unaudited)                                                   2

        Condensed Consolidated Statements of Cash Flows
         for the six months ended June 30, 2001 and 2000 (unaudited)    3 - 4

        Notes to unaudited condensed consolidated interim financial
        statements                                                      5 - 6

ITEM 2. Management's Discussion and Analysis of Interim Financial
         Condition and Results of Operations                            7 - 9

                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings                                              10

ITEM 2. Change in Securities                                           10 - 11

ITEM 3. Defaults upon Senior Securities                                11

ITEM 4. Submission of Matters to a Vote of Security Holders            11 - 12

ITEM 5. Other Information                                              12

ITEM 6. Exhibits and Reports on Form 8-K                               12

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000
================================================================================================================================
                                                                                         (Unaudited)
ASSETS                                                                                  June 30, 2001        December 31, 2000
================================================================================================================================
CURRENT ASSETS
  Cash and cash equivalents                                                               $ 6,088,189                $ 6,787,603
  Accounts receivable, net                                                                  8,140,175                  7,059,419
  Notes receivable                                                                                  -                    209,337
  Prepaid and other current assets                                                             44,322                    334,832
--------------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                  14,272,686                 14,391,191

LOAN RECEIVABLE FROM STOCKHOLDER                                                              105,310                    102,206

PROPERTY AND EQUIPMENT, NET                                                                 1,465,238                    568,880

GOODWILL, NET                                                                               1,238,975                    671,471

OTHER ASSETS                                                                                  157,931                     35,037
--------------------------------------------------------------------------------------------------------------------------------

  TOTAL ASSETS                                                                            $17,240,140                $15,768,785
================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
================================================================================================================================

CURRENT LIABILITIES
  Accounts payable                                                                        $   825,419                $   763,690
  Accrued liabilities                                                                       1,441,606                  1,090,202
  Advance billings                                                                          1,475,117                  1,590,520
  Income taxes payable                                                                        246,000                    372,000
  Deferred income taxes                                                                        26,000                    130,000
  Notes payable - current portion (approximately $137,000 to related
   parties in 2000)                                                                             9,041                    252,423
--------------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                              4,023,183                  4,198,835
--------------------------------------------------------------------------------------------------------------------------------

NOTES PAYABLE                                                                                   3,923                    158,312
--------------------------------------------------------------------------------------------------------------------------------


DEFERRED INCOME TAXES                                                                         109,000                    109,000
--------------------------------------------------------------------------------------------------------------------------------

LEASE COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par value, 5,000,000 shares authorized, none issued                         -                          -
  Common stock, $.001 par value, 20,000,000 shares authorized, 3,628,331
   and 3,589,642 shares issued and outstanding, respectively                                    3,628                      3,590
  Additional paid-in capital                                                               10,517,895                 10,345,323
  Retained earnings                                                                         2,582,511                    953,725
--------------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                            13,104,034                 11,302,638
--------------------------------------------------------------------------------------------------------------------------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $17,240,140                $15,768,785
================================================================================================================================

                            See accompanying notes.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
=================================================================================================================================
                                                           Three Months Ended                       Six Months Ended
                                                                June 30,                                June 30,
                                                 ---------------------------------------  --------------------------------------
                                                        2001                  2000                2001                2000
==============================================================================================================================
NET REVENUE                                             $7,571,122          $4,543,678         $14,153,099         $ 6,846,794
------------------------------------------------------------------------------------------------------------------------------

COST AND EXPENSES
  Direct costs                                           4,311,373           2,371,745           8,126,089           3,840,603
  General and administrative expenses                    1,935,081           1,038,096           3,547,128           1,635,597
------------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                            6,246,454           3,409,841          11,673,217           5,476,200
------------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                   1,324,668           1,133,837           2,479,882           1,370,594
------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest income                                           88,885                   -             186,172                   -
  Interest expense ($0, $13,392, $0 and                     (9,599)            (77,599)            (23,267)           (101,721)
   $30,772 to related parties)
------------------------------------------------------------------------------------------------------------------------------
     Total other income (expense)                           79,286             (77,599)            162,905            (101,721)
------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                               1,403,954           1,056,238           2,642,787           1,268,873

INCOME TAXES                                               536,000             405,000           1,014,000             502,000
------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                              $  867,954          $  651,238         $ 1,628,787         $   766,873
==============================================================================================================================

Earnings per share:
  Basic                                                 $     0.24          $     0.28         $      0.45         $      0.33
  Diluted                                               $     0.19          $     0.27         $      0.40         $      0.32
==============================================================================================================================

Shares used in computing earnings per share:
  Basic                                                  3,599,815           2,335,736           3,594,785           2,335,736
  Diluted                                                4,489,414           2,445,736           4,116,236           2,391,100
==============================================================================================================================

                            See accompanying notes.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------

                                                                                         2001                    2000
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $     1,628,786              $   766,873
-------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization                                                       181,549                   68,163
     Common stock options issued as compensation                                          85,000                   85,000
     Common stock issued as compensation                                                   5,400                        -
     Changes in operating assets and liabilities:
       Accounts receivable                                                    (          858,361 )          (     961,835 )
       Prepaid expenses                                                                  293,764 )          (     261,523 )
       Other assets                                                           (           72,424 )          (      10,000 )
       Accounts payable                                                       (          183,880 )          (      86,582 )
       Accrued liabilities                                                               342,618                  377,160
       Accrued interest                                                                        -                   25,590
       Advance billings                                                       (          154,096 )          (      44,482 )
       Income taxes payable                                                   (          126,000 )                568,000
       Deferred income taxes                                                  (          104,000 )          (     132,000 )
-------------------------------------------------------------------------------------------------------------------------
          Total adjustments                                                   (          590,430 )          (     372,509 )
-------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                  1,038,356                  394,364
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash consideration paid for company acquired                                          (510,577 )          (     295,740 )
  Cash balance of company acquired                                                        83,010                   79,429
  Issuance of notes receivable                                                                 -            (     134,881 )
  Purchase of property and equipment                                          (          946,938 )          (     150,223 )
-------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                             (        1,374,505 )          (     501,415 )
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayment of notes payable - insurance                                  (           94,481 )          (      38,239 )
  Principal payments on notes payable - purchase of assets                    (           43,521 )          (     348,500 )
  Principal payments on notes payable - stockholders                          (           93,258 )                      -
  Principal payments on notes payable - purchase of company                   (          150,000 )                      -
  Other financing activities                                                  (           19,615 )                 12,590
  Net borrowings on credit facility                                                            -                1,099,009
  Proceeds from issuance of common stock                                                  37,610                        -
-------------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) financing activities               (          363,265 )                724,860
----------------------------------------------------------------------------------- -------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                   (          699,414                  617,809

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       6,787,603                  288,285
-------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   6,088,189              $   906,094
-------------------------------------------------------------------------------------------------------------------------


                            See accompanying notes.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)

                                                                                         2001              2000
-------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures:
-------------------------------------------------------------------------------------------------------------------

  Interest paid                                                                    $     27,767          $   76,131
-------------------------------------------------------------------------------------------------------------------

  Income taxes paid                                                                $  1,244,000          $   66,000
-------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
-------------------------------------------------------------------------------------------------------------------

  Fair value of net liabilities assumed in connection with
   acquisition of business                                                         $     89,243          $  154,260
-------------------------------------------------------------------------------------------------------------------

  Note payable issued in connection with acquisition of business                   $          -          $  150,000
-------------------------------------------------------------------------------------------------------------------

  Professional fees incurred in connection with acquisition of
   business                                                                        $     27,324          $  125,913
-------------------------------------------------------------------------------------------------------------------

  Common stock options issued as compensation                                      $     85,000          $   85,000
-------------------------------------------------------------------------------------------------------------------

  Common stock issued as compensation                                              $      5,400          $        -
-------------------------------------------------------------------------------------------------------------------

                            See accompanying notes

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 1.   ORGANIZATION AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

          Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15(d) of the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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


--------------------------------------------------------------------------------
NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

          Net Income Per Share

          The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net income per share: Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options to purchase 1,853,000, 1,728,000, 160,000 and 160,000 shares of common stock for the three and six month periods ended June 30, 2001 and 2000, respectively.

          New Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

          We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Also during 2002, we will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these Statements will be on our earnings and financial position.


--------------------------------------------------------------------------------
NOTE 3.   SIGNIFICANT TRANSACTION
--------------------------------------------------------------------------------

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

          The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. Goodwill of approximately $627,000 is attributable to the general reputation of the business in the communities it serves and the collective experience of the management and other employees, and was recorded as follows:

Cash consideration paid to the seller                                                $   511,000
Acquisition costs                                                                         27,000
------------------------------------------------------------------------------------------------
Total consideration                                                                      538,000
Fair value of assets acquired                                                       (    452,000 )
Fair value of liabilities assumed                                                        541,000
------------------------------------------------------------------------------------------------

Excess of cost over fair value of net assets acquired, Goodwill                      $   627,000
------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NOTE 3.   SIGNIFICANT TRANSACTION (Continued)
--------------------------------------------------------------------------------

          Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the acquisition for the three and six month periods ended June 30, 2001 and 2000 as if the business combination had occurred at the beginning of each period presented are not material to the financial statements and, accordingly, are not presented herein.


--------------------------------------------------------------------------------
NOTE 4.   SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

          In July 2001, the Company called for redemption of 709,950 of its publicly traded common stock warrants. The warrant holders have the option to exercise these warrants at $9.60 per share through August 20, 2001. If not exercised by that date, the Company may redeem the warrants at $0.25 per warrant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those contained in the discussion on forward-looking statements that follows this section.

In General


The following discussion includes the operations of Clinsites/LeeCoast Research Center, Inc. ("LeeCoast Research"), the assets of which we acquired on February 16, 2001, since the date of acquisition. It also includes the operations of Pharmaceutical Development Associates, Inc., the assets of which we acquired on March 29, 2000.

Results of Operations


Three months ended June 30, 2001 compared with three months ended June 30, 2000


Our net revenues increased to $7,571,122 for the quarter ended June 30, 2001 which is an increase of 67% from $4,543,678 for the corresponding 2000 period. The increase was largely attributable to expansion of our professional marketing staff during the past year and growth of our Charlotte operation.

Our gross profit margins decreased from approximately 47.8% for the second quarter of 2000 to approximately 43.1% for the most recent quarter. The decrease is attributable our mix of contracts including the increase in revenues in our Phase III operation in Charlotte, North Carolina. Phase III trials have lower gross profit percentages than earlier Phase trials. The mix of our contracts will vary from quarter to quarter which can effect our future gross profit margins. We are expecting to begin operation of our new clinical laboratory in the fourth quarter. This should reduce the cost for services which we currently outsource. We will do not expect realize these cost reductions until the first quarter of 2001.

Our general and administrative expenses for the second quarter of 2001 increased to $1,935,081 from $1,038,096 over the same period last year. The primary expense increases were due to the expansion of our business, our increased marketing and our public company status. As a percentage of net revenues, our general and administrative expense increased to 25.6 % from 22.8%.


As the result of our continued growth this year, our net income before taxes for the quarter ended June 30, 2001 increased to $1,403,954 from $1,056,238 for the same period in 2000. Our net income after taxes was $867,954 for the quarter ended June 30, 2001 in contrast to $651,238 for the second quarter of 2000. Our effective tax rate for the three months ended June 30, 2001 decreased slightly to 38.2% from 38.3% for the corresponding period in 2000. On a fully diluted basis, our earnings per share decreased to $.19 per share for the second quarter from $.27 per share for the same period of 2000. The number of common stock shares used in computing earnings per share on a diluted basis for the quarter ended June 30, 2001 was 4,489,414 versus 2,445,736 used for the same period in 2000. The increase in the number of shares was principally from the issuance of 1,250,000 shares of common stock in connection with our initial public offering in October 2000 plus the potential dilution if our outstanding options and warrants had been exercised and converted into common stock.


Six months ended June 30, 2001 compared with six months ended June 30, 2000

Our net revenues increased to $14,143,099 for the six months ended June 30, 2001 which is an increase of 107% from $6,846,794 for the corresponding 2000 period. The increase was largely attributable to expansion of our professional marketing staff during the past year and to the inclusion of SFBC Charlotte which was acquired on March 29, 2000.

Our gross profit margins decreased from approximately 43.9% for the six months ended June 30, 2000 to approximately 42.6% in the corresponding 2001 period. The decrease is attributable to increased second quarter revenues in our Phase III operation in Charlotte, North Carolina. Phase III trials have lower gross profit percentages than earlier Phase trials. Operations for North Carolina did not start until the second quarter of 2000.

Our general and administrative expenses for the six months ended June 30, 2001 increased to $3,547,129 from $1,635,597 over the same period last year. The primary expense increases were due to the expansion of our business, our increased marketing and our public company status. As a percentage of net revenues, our general and administrative expense increased to 25.1 % from 23.9%.

As the result of our continued growth this year, our net income before taxes for the six months ended June 30, 2001 increased to $2,642,787 from $1,268,873 for the same period in 2000. Our net income after taxes was $1,628,787 for the six months ended June 30, 2001 in contrast to $766,873 for the same period of 2000. Our effective tax rate for the six months ended June 30, 2001 fell to 38.4% from 39.6% for the corresponding period in 2000. On a fully diluted basis, our earnings per share increased to $.40 per share for the six month period ended June 30, 2001 from $.32 per share for the same period of 2000. The number of common stock shares used in computing earnings per share on a diluted basis for the six months ended June 30, 2001 was 4,116,236 versus 2,391,100 used for the same period in 2000. The increase in the number of shares was principally from the issuance of 1,250,000 shares of common stock in connection with our initial public offering in October 2000 plus the potential dilution if our outstanding options and warrants had been exercised and converted into common stock.

Liquidity and Capital Resources


For the six months ended June 30, 2001, net cash provided by operating activities was $1,038,356 in contrast to $394,364 for the corresponding period in 2000. The principal changes were due to net income offset by estimated income tax payments in 2001 of $700,000.

During the six months ended June 30, 2001, net cash used in investing activities increased to $1,374,505 from $501,415 for the corresponding period in 2000. The principal increases were due to the purchase of property and equipment, primarily computer hardware, software and leasehold improvements to the Miami Phase I subsidiary.

In the six months ended June 30, 2001, we used $363,265 in financing activities while in the six months ended June 30, 2000 financing activities provided $724,860. The principal change arose from the fact that in 2001 we no longer have a credit facility, while in the six months ended June 30, 2000 we borrowed $1,099,009 on this credit facility in part to complete the acquisition of our Charlotte, North Carolina operation.

Working capital was $10,249,503 at June 30, 2001, an increase of $57,147 from December 31, 2000. At June 30, 2001 our current assets of $14,272,686 included $6,088,189 of cash and cash equivalents, while at December 31, 2000 we had $14,391,191 of current assets and $6,787,603 in cash and cash equivalents.

As of the date of this Report, SFBC International, Inc. continues to have a strong working capital position. On July 20, 2001 we called for redemption our 709,950 publicly-traded common stock purchase warrants. These warrants may be exercised until 5:00 p.m. New York City time on August 20, 2001 by the warrant holders surrendering the warrants and paying us $9.60 per share of common stock. Any warrants not exercised as provided above, will be redeemed by us at $0.25 per warrant. As of August 3, 2001, 487,831 warrants have been exercised and we have received $4,683,178 from these exercises.

In order to open our new clinical laboratory in our Miami, Florida facility, we purchased approximately $140,000 of computer software during the first quarter of 2001 and expect to spend approximately $600,000 in additional equipment and $250,000 in construction and set up of the lab. As we disclosed in our Form 10-KSB for the year ended December 31, 2000, we have an oral agreement to purchase the building we are currently occupying in Miami, Florida. Additionally, we have leased two floors in an adjacent building under a three-year lease term. We believe we have more than enough working capital to meet our operational needs within the next 12 months. Depending upon the nature of any future acquisitions including the size of the target(s) and the negotiated terms, we may require additional financing to complete a large acquisition.

Forward-Looking Statements
--------------------------

The statements made above relating to our future gross profit margins, the opening and operation of our own clinical laboratory, our use of working capital to purchase a building and renovate leased premises and our future liquidity are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements that express the "belief", "anticipation", "plans", "expectations", "will" and similar expressions are intended to identify forward-looking statements. These statements include (1) an unanticipated decision to make an acquisition of a substantially larger competitor, which would require us to re-allocate our intended uses of our cash resources; (2) our ability to successfully implement our plans for operational and geographical expansion including the opening of the clinical laboratory; (3) our ability to compete nationally in attracting pharmaceutical companies in order to develop additional business; (4) our continued ability to recruit participants for clinical studies; (5) the economic climate nationally and internationally as it affects drug development operations; (6) our ability to integrate and absorb any acquisitions into our current operational structure; and (7) unexpected issues relating to the purchase of the building and the renovation of the leased premises.

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

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        Not applicable.

Item 2. Changes in Securities

        During the quarter ended June 30, 2001, we issued shares of our common stock to the following individuals upon exercise of options or warrants, with the exception of the issuance to Nick P. Tootle as a bonus, in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933:

Date                       Name          Number of       Consideration
----                       ----          ---------       -------------
                                           Shares
                                           ------
April 24, 2001       Nick P. Tootle        5,556           Signing Bonus
May 11, 2001        Howard Fogelsong       1,772             $ 14,176
May 17, 2001          Edith Marion         3,476     Cashless Warrant Exercise
May 24, 2001         George Gessner        4,166            $ 23,433.75
June 1, 2001      Patrick Murphy, M.D.     6,929     Cashless Warrant Exercise
June 8, 2001        Rudolph Dickson        2,667     Cashless Warrant Exercise
June 11, 2001    Margaret Miller Trust     5,682     Cashless Warrant Exercise
June 22, 2001      Dennis Hieronymus       1,935     Cashless Warrant Exercise

Date                 Name                                       Number of             Consideration
----                 ----                                       ---------             -------------
                                                                Shares
                                                                ------
June 22, 2001        Maurice and Mary Baldwin, Trustees         2,878             Cashless Warrant Exercise

June 26, 2001             Philip and Linda Magyar               2,450             Cashless Warrant Exercise

June 28, 2001                 Norman Cloutier                   1,178             Cashless Warrant Exercise


On October 11, 2000, our registration statement on Form SB-2 (Registration N o. 333-85429) was declared effective by the Securities and Exchange Commission. We received net offering proceeds of approximately $8,270,000, after deducting underwriting discounts and commissions and other offering related expenses. Of the net proceeds, we used $385,000 to pay off past-due minority stockholders' notes, $511,000 to purchase the assets of LeeCoast Research, $945,000 in property and equipment and approximately $341,000 for working capital.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        On June 29, 2001, we held our annual meeting of stockholders. The stockholders voted, in person or by proxy, on the following matters:

1. the election of the five nominees to serve on the Board of Directors for a term of one year, or until their respective successors are duly elected and qualified.

Directors                   Votes Cast For       Votes Withheld
---------------------------------------------------------------

Lisa Krinsky, M.D.            3,175,937              5,500
Arnold Hantman                3,175,937              5,500
Jack Levine, C.P.A.           3,175,937              5,500
Dr. Leonard I. Weinstein      3,175,937              5,500
William C. Willis, Jr.        3,175,937              5,500

The five nominees were approved and represent our entire board of directors. There were no abstentions or broker non-votes.

2. the approval of an amendment to our 1999 Stock Option Plan increasing the number of options available under the Plan. In this matter, there were 2,124,947 votes in favor, 50,238 votes against, and 40,764 abstentions with no broker non-votes. The amendment to our 1999 Stock Option Plan was approved.

Item 5.  Other Information

       Not applicable.

Item 6.  Exhibits and Reports on Form 8-K


      a.  Exhibits

             None.

       b. No reports on Form 8-K were filed during the quarter ended June 30, 2001.


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 14, 2001 by the undersigned, thereunto duly authorized.


                                       SFBC International, Inc.


                                       /s/ Arnold Hantman
                                       -------------------------
                                       Arnold Hantman
                                       Chief Executive Officer



                                       /s/ Nick P. Tootle
                                       ------------------
                                       Nick P. Tootle
                                       Chief Financial Officer