Form 10QSB
period 2001-09-30
SFBC INTERNATIONAL INC
filed 2001-11-14
CIK 1089542

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                _______________

                                  FORM 10-QSB


         [X]   Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.


               For the quarterly period ended: September 30, 2001

                          Commission File No.  1-16119
                                _______________

                            SFBC International Inc.
                            -----------------------
       (Exact name of small business issuer as specified in its charter)


                 Delaware                          59-2407464
                 --------                          ----------
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)         Identification Number)

                              11190 Biscayne Blvd.
                                Miami, FL  33181
                                 (305) 895-0304
                                 --------------
                         (Address and telephone number
                        of principal executive offices)



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

We had 4,600,320 shares of our common stock outstanding as of October 29, 2001.

Transitional Small Business Disclosure Format (check one):    [_] Yes  [X] No

                                     INDEX

                                                            Page
                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets
           as of September 30, 2001 (unaudited) and December 31, 2000               1

        Condensed Consolidated Statements of Income
           for the three and nine months ended September 30, 2001 and 2000
           (unaudited)                                                              2

        Condensed Consolidated Statements of Cash Flows
           for the nine months ended September 30, 2001 and 2000
           (unaudited)                                                          3 - 4

        Notes to unaudited condensed consolidated interim financial
           statements                                                           5 - 9

ITEM 2. Management's Discussion and Analysis of Interim Financial
           Condition and Results of Operations                                10 - 13

                          PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                       14

ITEM 2.    Change in Securities                                                    14

ITEM 3.    Defaults upon Senior Securities                                         14

ITEM 4.    Submission of Matters to a Vote of Security Holders                     14

ITEM 5.    Other Information                                                       14

ITEM 6.    Exhibits and Reports on Form 8-K                                   14 - 15

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
-----------------------------------------

ASSETS                                                                      (Unaudited)
                                                                         September 30, 2001          December 31, 2000
----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                                     $ 8,726,614                $ 6,787,603
  Accounts receivable, net                                                       10,928,458                  7,059,419
  Notes receivable                                                                        -                    209,337
  Prepaid and other current assets                                                  148,793                    334,832
----------------------------------------------------------------------------------------------------------------------
     Total current assets                                                        19,803,865                 14,391,191

LOANS RECEIVABLE FROM STOCKHOLDERS                                                1,106,898                    102,206

PROPERTY AND EQUIPMENT, NET                                                       3,042,009                    568,880

GOODWILL, NET                                                                     4,760,269                    671,471

OTHER ASSETS                                                                        216,390                     35,037
----------------------------------------------------------------------------------------------------------------------

  TOTAL ASSETS                                                                  $28,929,431                $15,768,785
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                              $ 1,196,770                $   763,690
  Accrued liabilities                                                             1,460,546                  1,090,202
  Advance billings                                                                1,562,682                  1,590,520
  Income taxes payable                                                              631,733                    372,000
  Deferred income taxes                                                              26,000                    130,000
  Notes payable - current portion (approximately $137,000 to related                  7,490                    252,423
   parties in 2000)
----------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                    4,885,221                  4,198,835
----------------------------------------------------------------------------------------------------------------------

NOTES PAYABLE                                                                         2,050                    158,312
----------------------------------------------------------------------------------------------------------------------

DEFERRED INCOME TAXES                                                               740,000                    109,000
----------------------------------------------------------------------------------------------------------------------

LEASE COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par value, 5,000,000 shares authorized, none issued               -                          -
  Common stock, $.001 par value, 20,000,000 shares authorized, 4,598,550
   and 3,589,642 shares issued and outstanding, respectively                          4,599                      3,590
  Additional paid-in capital                                                     19,877,531                 10,345,323
  Retained earnings                                                               3,420,030                    953,725
----------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                  23,302,160                 11,302,638
----------------------------------------------------------------------------------------------------------------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $28,929,431                $15,768,785
----------------------------------------------------------------------------------------------------------------------

                            See accompanying notes.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)
----------------------------------------------------------------------

                                                            Three Months Ended                        Nine Months Ended
                                                               September 30,                             September 30,
                                                     ----------------------------------     -----------------------------------
                                                          2001                 2000                2001                2000
------------------------------------------------------------------------------------------------------------------------------

NET REVENUE                                             $8,006,106          $5,831,027         $22,159,205         $12,677,821
------------------------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
  Direct costs                                           4,791,233           3,619,084          12,917,322           7,459,687
  General and administrative expenses                    1,927,857           1,332,222           5,474,985           2,967,819
------------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                            6,719,090           4,951,306          18,392,307          10,427,506
------------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                   1,287,016             879,721           3,766,898           2,250,315
------------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest income                                           84,937                   -             271,109                   -
  Interest expense ($0, $9,885, $0 and $40,657             (12,215)            (51,110)            (35,482)           (152,831)
   to related parties)
------------------------------------------------------------------------------------------------------------------------------
     Total other income (expense)                           72,722             (51,110)            235,627            (152,831)
------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                               1,359,738             828,611           4,002,525           2,097,484

INCOME TAXES                                               522,219             321,000           1,536,219             823,000
------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                              $  837,519          $  507,611         $ 2,466,306         $ 1,274,484
------------------------------------------------------------------------------------------------------------------------------

Earnings per share:
  Basic                                                 $     0.20          $     0.22         $      0.65         $      0.55
  Diluted                                               $     0.17          $     0.21         $      0.55         $      0.53
------------------------------------------------------------------------------------------------------------------------------

Shares used in computing earnings per share:
  Basic                                                  4,235,203           2,335,736           3,811,397           2,335,736
  Diluted                                                5,046,322           2,414,297           4,471,929           2,414,297
------------------------------------------------------------------------------------------------------------------------------

                            See accompanying notes.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
------------------------------------------------------------------------

                                                                                         2001                      2000
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $   2,466,306             $   1,274,484
---------------------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization                                                        358,926                   107,445
     Common stock options issued as compensation                                          127,500                   127,500
     Common stock issued as compensation                                                   10,800                         -
     Changes in operating assets and liabilities:
       Accounts receivable                                                             (1,459,965)               (1,728,884)
       Prepaid expenses                                                                   191,988                  (402,467)
       Other assets                                                                      (136,283)                   40,403
       Accounts payable                                                                  (327,516)                  (60,886)
       Accrued liabilities                                                                361,558                   673,560
       Accrued interest                                                                         -                    25,104
       Advance billings                                                                   (66,531)                  307,773
       Income taxes payable                                                               185,661                   905,000
       Deferred income taxes                                                             (171,000)                 (148,000)
---------------------------------------------------------------------------------------------------------------------------
          Total adjustments                                                              (924,862)                 (153,452)
---------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                   1,541,444                 1,121,032
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deferred offering costs                                                                       -                   (56,872)
  Cash consideration paid for companies acquired                                       (3,841,244)                 (295,740)
  Cash balances of companies acquired                                                     280,678                    79,429
  Increase in notes receivable                                                         (1,004,692)                 (205,316)
  Purchase of property and equipment                                                   (1,417,255)                 (219,907)
---------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                      (5,982,513)                 (698,406)
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) of notes payable - insurance                                    (94,481)                  113,246
  Principal payments on notes payable - purchase of assets                                (43,521)                 (398,129)
  Principal payments on notes payable - stockholders                                      (93,258)                        -
  Principal payments on notes payable - purchase of company                              (150,000)                        -
  Other financing activities                                                              (19,935)                    3,219
  Repurchase of warrants and stock                                                        (25,532)                        -
  Proceeds from issuance of common stock                                                6,806,807                         -
---------------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) financing activities                         6,380,080                  (281,664)
---------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               1,939,011                   140,962

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        6,787,603                   288,285
---------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   8,726,614             $     429,247
---------------------------------------------------------------------------------------------------------------------------

                            See accompanying notes.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
------------------------------------------------------------------------

                                                                                      2001                    2000
---------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures:
---------------------------------------------------------------------------------------------------------------------

  Interest paid                                                                    $   21,190                $127,727
---------------------------------------------------------------------------------------------------------------------

  Income taxes paid                                                                $1,561,545                $ 66,000
---------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------------------------------------------------------

  Fair value of net liabilities assumed in connection with
   acquisition of business                                                         $   89,243                $154,260
---------------------------------------------------------------------------------------------------------------------

  Note payable issued in connection with acquisition of business                   $        -                $150,000
---------------------------------------------------------------------------------------------------------------------

  Professional fees accrued in connection with acquisition of
   business                                                                        $   27,324                $125,913
---------------------------------------------------------------------------------------------------------------------

  Common stock options issued as compensation                                      $  127,500                $127,500
---------------------------------------------------------------------------------------------------------------------

  Common stock issued as compensation                                              $   10,800                $      -
---------------------------------------------------------------------------------------------------------------------

  Fair value of net assets acquired in connection with acquisition
   of business                                                                     $2,349,984                $      -
---------------------------------------------------------------------------------------------------------------------

  Common stock issued in connection with acquisition of business                   $2,574,442                $      -
---------------------------------------------------------------------------------------------------------------------

                            See accompanying notes.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

          Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

          The audited financial statements at December 31, 2000, which are included in the Company's Annual Report on Form 10-KSB, should be read in conjunction with these condensed consolidated financial statements.

          Consolidation

          The condensed consolidated financial statements include the accounts of SFBC International, Inc. (SFBC) and its wholly owned subsidiaries South Florida Kinetics, Inc. (SFK), SFBC Charlotte, Inc. f/k/a SFBC/Pharmaceutical Development Associates, Inc. (CHA), SFBC Ft. Myers, Inc. (FTM) and SFBC Analytical Laboratories, Inc. (ANA) (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

-------------------------------------------------------------------------------
NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

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

          Net Income Per Share

          The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net income per share: Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options to purchase approximately 1,917,000, 1,904,000, 160,000 and 160,000 shares of common stock for the three and nine month periods ended September 30, 2001 and 2000, respectively less the assumed repurchase of shares in accordance with the treasury stock method of approximately 1,106,000, 1,243,000, 81,000 and 81,000 for the three and nine month periods ended September 30, 2001 and 2000, respectively.

          New Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), which applies to all business combinations initiated after June 30, 2001. This statement requires that all business combinations be accounted for by the purchase method and defines the criteria used to identify intangible assets to be recognized apart from goodwill.

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which is effective for fiscal years beginning after December 15, 2001, except goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization and amortization provisions of this Statement. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

          The Company has accounted for its acqusition of KeyStone Analytical Laborotories, Inc. on August 20, 2001 in accordance with the above Statements (see note 3). The Company has not yet determined what the effects of these Statement will be on its financial position and results of operations with respect to its piror acquisitions.

-------------------------------------------------------------------------------
NOTE 3.   SIGNIFICANT TRANSACTIONS
-------------------------------------------------------------------------------

          SFBC Ft. Myers. Inc.

          In early 2001, FTM purchased substantially all the assets and certain liabilities of ClinSites/LeeCoast Research Center, Inc. The purchase price was $600,000, less the amount by which the operating liabilities exceeded the operating assets.

          The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. Goodwill of approximately $627,000 is attributable to the general reputation of the business in the communities it serves and the collective experience of the management and other employees, and was recorded as follows:

          Cash consideration paid to the seller                                 $   511,000
          Acquisition costs                                                          27,000
          ---------------------------------------------------------------------------------
          Total consideration                                                       538,000
          Fair value of identifiable assets acquired                               (452,000)
          Fair value of liabilities assumed                                         541,000
          ---------------------------------------------------------------------------------

          Excess of cost over fair value of net assets acquired, Goodwill       $   627,000
          ---------------------------------------------------------------------------------

          Unaudited pro forma results of operations after giving effect to certain adjustments resulting from this acquisition for the nine month periods ended September 30, 2001 and 2000 as if the business combination had occurred at the beginning of each period presented are not material to the financial statements and, accordingly, are not presented herein.

--------------------------------------------------------------------------------
NOTE 3.   SIGNIFICANT TRANSACTIONS (Continued)
--------------------------------------------------------------------------------

          SFBC Analytical Laboratories, Inc.

          On August 20, 2001, ANA acquired all of the outstanding stock of KeyStone Analytical Laboratories, Inc. (KAL), located in North Wales, Pennsylvania. KAL provides complete bioanalytical laboratory services for the testing and analysis of pharmaceutical products. KAL merged into ANA and its stockholders received $2,906,190 in cash and 178,035 shares of the Company's common stock. All of the employees of KAL have become employees of ANA, including its president and principal stockholder. This acquisition enables the Company to expand the services it provides to its customers and positions the Company for profitable growth.

          In connection with this acquisition, the Company entered into a five-year employment agreement with the former president of KAL. The agreement provides for, among other things, a loan of $1,000,000 repayable in equal installments of $200,000 plus interest on each August 20 commencing in 2002, which is secured by a portion of the common stock issued to him. Provided that the employee serves on a full-time basis, as defined, the Company will annually forgive $200,000 of the outstanding principal balance and accrued interest until the note is fully satisfied. In that regard, the Company is amortizing the note and accrued interest receivable to salaries expense over a five-year period.

          The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities obtained. Goodwill of approximately $3,555,000 is attributable to the general reputation of the business in the communities it serves and the collective experience of the management and other employees, and was recorded as follows:

          Cash consideration paid to the sellers                               $   2,906,000
          Common stock issued to the sellers                                       2,575,000
          Acquisition costs                                                          424,000
          ----------------------------------------------------------------------------------
          Total consideration                                                      5,905,000
          Fair value of identifiable assets acquired                              (3,637,000)
          Fair value of liabilities assumed                                        1,287,000
          ----------------------------------------------------------------------------------

          Excess of cost over fair value of net assets acquired; goodwill      $   3,555,000
          ----------------------------------------------------------------------------------

          In accordance with SFAS 142, goodwill will not be amortized and will be tested for impairment in accordance with the provisions of the Statement.

-------------------------------------------------------------------------------
NOTE 3.   SIGNIFICANT TRANSACTIONS (Continued)
-------------------------------------------------------------------------------

          Unaudited pro forma results of operations after giving effect to certain adjustments resulting from this acquisition for the nine month periods ended September 30, 2001 and 2000 as if the business combination had occurred at the beginning of each period presented are as follows:

                                                        Nine Months Ended
                                                           September 30,
                                           ----------------------------------------
                                                     2001                2000
          ------------------------------------------------------------------------
          Net sales                                $24,849,996         $14,122,416
          Net income                                 3,049,066           1,476,652
          Earnings per share - basic                      0.76                0.59
          Earnings per share - diluted                    0.66                0.57

          The pro forma data is provided for information purposes only and does not purport to be indicative of results which actually would have been obtained if the combination had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

          Common stock warrant redemption

          On July 20, 2001 the Company called for redemption of its publicly traded common stock purchase warrants. There were 709,950 warrants issued and outstanding, which were exercisable by paying the Company $9.60 per share of common stock. If not exercised by August 21, 2001 the warrants became subject to redemption by the Company at $0.25 per warrant. In connection therewith, the Company issued 709,321 shares of common stock upon exercise of warrants and redeemed the remaining 629 warrants. The net proceeds of approximately $6,770,000 represents new financing to the Company.

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

Overview

     We are a provider of specialized drug development services to the pharmaceutical and biotechnology industries. We specialize in recruiting for and conducting Phase I and Phase II clinical trials involving participants from special populations. Our clients include the largest pharmaceutical manufacturers in the world, biotechnology companies and other drug development services companies such as ourselves. Our principal operation is located in Miami, Florida and is, we believe, the largest Phase I and Phase II clinical trials facility in the United States. In addition, we provide Phase III clinical trials management services in targeted therapeutic areas and also provide our clients with analytical laboratory services. Our services help reduce the amount of time and expense associated with clinical trials and enable our clients to bring new drugs to the market faster.

     Our revenues consist primarily of fees earned under contracts with pharmaceutical and biotechnology company clients. In most cases, a portion of our contract fee is due upon signing of the contract, and the balance of the contract fee is generally paid in installments over the duration of the clinical trial. Revenues for contracts are recognized on a percentage of completion basis as we conduct each stage of a clinical trial. Our contracts generally range in duration from several weeks to in excess of one year.

History

     Our company, SFBC International, was organized as a Florida corporation in 1984 and reincorporated in Delaware in 1999.

     In March 2000, we acquired Pharmaceutical Development Associates, Inc., a Phase III clinical trials management services company located in Charlotte, North Carolina. Pharmaceutical Development Associates specialized in several therapeutic areas including ophthalmology and dermatology. This business comprises our Phase III operations, which we believe to be among the most active providers of ophthalmology drug studies and a leading provider of dermatology drug studies.

     In February 2001, we acquired Ft. Myers, Florida based LeeCoast Research Center, Inc. a Phase I and Phase II clinical trials operation, which specializes in dermatology and vasoconstrictor studies.

In August 2001, we acquired KeyStone Analytical Laboratories, Inc., an analytical testing and analysis laboratory located in North Wales, Pennsylvania.

Results of Operations

     Three Months Ended September 30, 2001 Compared to Three Months ended September 30, 2000.

     Net Revenues.  Net revenues increased from $5,831,027 to $8,006,106 for the
     ------------
three months ended September 30, 2001, an increase of 37.3% from the corresponding period in the prior year. The increase was largely attributable to the expansion of our sales and marketing staff during the past year and our acquisitions of our Ft. Myers, Florida Phase I and Phase II operation and our North Wales, Pennsylvania analytical laboratory operation.

     Gross Profit.  Gross profit increased from $2,211,943 to $3,214,873 for the
     ------------
three months ended September 30, 2001, an increase of 45.3% from the corresponding period in the prior year. As a percentage of net revenues, gross profit increased from 37.9% to 40.2% for the three months ended September 30, 2001 as compared to the corresponding period in the prior year. The increase is attributable to a change in the mix of our contracts, which will vary from quarter-to-quarter and which can affect our future gross profit margins and gross profits.

     General and Administrative Expenses.  General and administrative expenses
     -----------------------------------
increased from $1,332,222 to $1,927,857 for the three months ended September 30, 2001, an increase of 44.7% over the same period in the prior year. The increase was due to the expansion of our business, our increased marketing efforts and our public company expenses. As a percentage of net revenues, our general and administrative expense increased from 22.8% to 24.1% for the three months ended September 30, 2001 as compared to the corresponding period in the prior year.

     Net Income.  Net income increased from $507,611 to $837,519 for the three
     ----------
months ended September 30, 2001, an increase of 65% over the same period in the prior year. Because a portion of our expenses are fixed, as our revenues grew, our net income increased. On a fully diluted basis, our earnings per share decreased from $0.21 to $0.17 for the three month period ended September 30, 2001 as compared to the corresponding period in the prior year. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from 2,414,297 to 5,046,322 for the three month period ended September 30, 2001 as compared to the corresponding period in the prior year. The increase in the number of shares resulted from the issuance of 1,250,000 shares of common stock in connection with our initial public offering in October 2000, the exercise of 709,321 warrants in August 2001 and the potential dilution resulting if our outstanding options had been exercised.

     Nine Months Ended September 30, 2001 Compared to Nine Months ended September 30, 2000.

     Net Revenues.  Net revenues increased from $12,677,821 to $22,159,205 for
     ------------
the nine months ended September 30, 2001, an increase of 74.8% from the corresponding period in the prior year. The increase was largely attributable to the expansion of our sales and marketing staff during the past year and our acquisitions of our Charlotte, North Carolina Phase III management operation and our Ft. Myers, Florida Phase I and Phase II operation.

     Gross Profit.  Gross profit increased from $5,218,134 to $9,241,883 for the
     ------------
nine months ended September 30, 2001, an increase of 77.1% from the corresponding period in the prior year. As a percentage of net revenues, gross profit increased from 41.2% to 41.7% for the nine months ended September 30, 2001 as compared to the corresponding period in the prior year. The increase is attributable to a change in the mix of our contracts, which will vary from quarter-to-quarter and which can affect our future gross profit margins and gross profits.

     General and Administrative Expenses.  General and administrative expenses
     -----------------------------------
increased from $2,967,819 to $5,474,985 for the nine months ended September 30, 2001, an increase of 84.5% over the same period in the prior year. The increase was due to the expansion of our business, our increased marketing efforts and our public company expenses. As a percentage of net revenues, our general and administrative expense increased from 23.4% to 24.7% for the nine months ended September 30, 2001 as compared to the corresponding period in the prior year.

     Net Income.  Net income increased from $1,274,484 to $2,466,306 for the
     ----------
nine months ended September 30, 2001, an increase of 93.5% over the same period in the prior year. Because a portion of our expenses are fixed, as our revenues grew, our net income increased. On a fully diluted basis, our earnings per share increased from $0.53 to $0.55 for the nine month period ended September 30, 2001 as compared to the corresponding period in the prior year. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from 2,414,297 to 4,471,929 for the nine month period ended September 30, 2001 as compared to the corresponding period in the prior year. The increase in the number of shares resulted from the issuance of 1,250,000 shares of common stock in connection with our initial public offering in October 2000, the exercise of 709,321 warrants in August 2001 and the potential dilution resulting if our outstanding options had been exercised.

Liquidity and Capital Resources

     For the nine months ended September 30, 2001, net cash provided by operating activities was $1,541,444 in contrast to $1,121,032 for the corresponding period in 2000. The increase was due to the growth in net income offset by estimated income tax payments in 2001 of $1,018,000. For 2000, net cash used by operating activities was $371,488 in contrast to $292,300 of net cash provided by operating activities in 1999. The change is primarily due to the increase in accounts receivable and accrued liabilities resulting from the growth of our business, offset by the increase in net income.

     In the nine months ended September 30, 2001, net cash provided by financing activities was $6,380,080, while in the nine months ended September 30, 2000, net cash of $281,664 was used. The principal increase arose from the exercise of 709,321 warrants, which provided $6,800,000 of cash. For 2000, net cash provided by financing activities was $7,675,223. The increase resulted from our receipt of public offering proceeds, partially offset by note payments.

     During the nine months ended September 30, 2001, net cash used in investing activities increased to $5,982,513 from $698,406 for the corresponding period in 2000. The principal increase was due to the acquisition of KeyStone Analytical Laboratories and the purchase of equipment for our Miami facility. During 2000, we used $804,417 in investing activities in contrast to $56,676 for the same period in 1999. The increase was primarily due to our acquisition of the assets of Pharmaceutical Development Associates, our purchase of equipment, and a loan made to LeeCoast Research Center in advance of our acquiring this business.

     We received $8,270,000 in net proceeds from our October 2000 initial public offering. Of the net proceeds, we used $385,000 to pay off minority stockholders' notes, $511,000 to purchase the assets of LeeCoast Research, $3,841,000 to purchase KeyStone Analytical Laboratories, $1,417,000 to purchase equipment and approximately $197,000 for working capital.

     Subsequent to September 30, 2001, we purchased approximately $685,000 in laboratory equipment and spent approximately $200,000 in construction and set up of our new clinical laboratory in our Miami, Florida facility.

Working capital was $14,918,644 at September 30, 2001, an increase of $4,726,288 from December 31, 2000. At September 30, 2001 our current assets of $19,803,865 included $8,726,614 of cash and cash equivalents, while at December 31, 2000 we had $14,391,191 of current assets and $6,787,603 in cash and cash equivalents.

Forward-Looking Statements
--------------------------

     The statement made above relating to the adequacy of our working capital is a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995. The statements that express the "belief", "anticipation", "plans", "expectations", "will" and similar expressions are intended to identify forward-looking statements. These statements include (1) an unanticipated decision to make an acquisition of a substantially larger competitor, which would require us to re-allocate our intended uses of our cash resources; (2) unanticipated delays in opening of the clinical laboratory or start-up issues which arise; (3) our ability to compete nationally in attracting pharmaceutical companies in order to develop additional business; (4) our continued ability to recruit participants for clinical studies; (5) the economic climate nationally and internationally as it affects drug development operations; and (6) our ability to integrate and absorb any acquisitions into our current operational structure.

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

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     Not applicable.

Item 2. Changes in Securities

     On October 11, 2000, our registration statement on Form SB-2 (Registration No. 333-85429) was declared effective by the Securities and Exchange Commission. We received net offering proceeds of approximately $8,270,000, after deducting underwriting discounts and commissions and other offering related expenses. Of the net proceeds, we used $385,000 to pay off past-due minority stockholders' notes, $511,000 to purchase the assets of LeeCoast Research, $3,841,000 in connection with our acquisition of Keystone Analytical Laboratories, Inc. $1,417,000 in property and equipment and approximately $197,000 for working capital.

     During the quarter ended September 30, 2001, we issued 84,863 shares of common stock upon the exercise of outstanding warrants. These issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as transactions not involving a public offering. On August 20, 2001, we issued 178,035 shares of our common stock in connection with our acquisition of Keystone Analytical Laboratories, Inc. This issuance was also made in reliance on Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.  Other Information

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

             None.

     b. During the quarter ended September 30, 2001, we filed a Form 8-K to report our acquisition of KeyStone Analytical Laboratories, Inc. This Form 8-K was filed on August 20, 2001 and amended on

August 29, 2001 to include audited financial statements of KeyStone Analytical Laboratories, Inc. for the years ended December 31, 2000 and 1999.


                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 14, 2001 by the undersigned, thereunto duly authorized.


                                        SFBC International, Inc.


                                        /s/ Arnold Hantman
                                        ------------------
                                        Arnold Hantman, Chief Executive Officer



                                        /s/ Nick P. Tootle
                                        ------------------
                                        Nick P. Tootle, Chief Financial Officer