Form 10KSB40
period 2001-12-31
SFBC INTERNATIONAL INC
filed 2002-04-01
CIK 1089542

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB

[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001
                                            -----------------

                        Commission File Number: 1-16119
                                                -------

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

                     11190 Biscayne Blvd., Miami, FL 33181
                     -------------------------------------
              (Address of principal executive offices) (Zip code)

                                (305) 895-0304
                                --------------
                          (Issuer's telephone number)

        Securities registered under Section 12(b) of the Exchange Act:

                                     None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act

                                 Common Stock
                                 ------------
                               (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.   $31,470,528
                                                           -----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $43,402,692 as of March 26, 2002 computed using the average bid and asked price of the common stock of the Company, par value $.001 per share, as listed on the National Market System of the Nasdaq Stock Market on the aforementioned date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 6,858,042 shares of common stock were outstanding as of March 26, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE


The Registrant's proxy statement for the annual meeting of stockholders to be held on June 24, 2002 is incorporated by reference into Part III of this Report.

PART I

Item 1. Description of Business.

About SFBC International, Inc.
------------------------------

    As used in this Form 10-KSB "we", "our", "us" and "SFBC" refer to SFBC International, Inc. and its subsidiaries unless the context requires otherwise. We provide pharmaceutical and biotechnology companies with specialized drug development services primarily in the areas of Phase I and Phase II clinical trials and bioanalytical laboratory services. We are a market leader in early clinical development. Our niche Phase III business is currently growing. We also conduct clinical trials for other drug development services companies. We differentiate ourselves from our competitors based on our ability to recruit specialized populations for difficult-to-recruit clinical trials and successfully execute logistically complex clinical trials involving large numbers of participants. Our clients include 100 of the largest pharmaceutical and biotechnology companies based on research and development expenditures. We have conducted Phase I and Phase II clinical trials of many leading drugs, including Vioxx, Claritin, Zoloft, Azithromax and Celebrex. Our revenues have grown from approximately $4.3 million in 1997 to $19.7 million in 2000 to $31.5 million in 2001.

    We have developed and currently maintain an extensive database of individuals appropriate for future trials. Our database enables us to contact and enroll trial participants quickly and to initiate clinical trials without having to go through a lengthy and costly advertising process to recruit participants. In addition to conducting clinical trials involving normal healthy participants, we have significant expertise in recruiting for and conducting trials involving the following special populations:

    .  Cardiac;

    .  Diabetes;

    .  Dermatology;

    .  Geriatrics;

    .  Hepatic (liver) disease;

    .  HIV positive;

    .  Renal (kidney) disease;

    .  Ophthalmology;

    .  Pediatrics; and

    .  Post-menopausal

     Our largest freestanding facility located in Miami, Florida is a 500-bed, 73,000-square foot facility, which we believe is the largest Phase I and Phase II clinical trials facility in the United States. Our Miami facility allows us to conduct several large clinical trials simultaneously. Our strength in recruiting clinical trial participants and our ability to conduct large clinical trials provide our clients with the opportunity to generate the data they require with fewer clinical trials. We believe this capability helps our clients to reduce their drug development lead times and makes us a desirable drug development services partner.

     In Canada, as a result of the acquisition of Anapharm, Inc. on March 18, 2002 (see below) we now operate two clinical trials facilities in Quebec City and Montreal with a total of 206 beds. During 2002, we plan to expand our Montreal facility by 30 beds. We also operate a 48-bed, 7,500-square foot facility in Ft. Myers, Florida where we also conduct Phase I and Phase II trials. We expect to expand our Ft. Myers' capacity to 100 beds later this year when we move to a new location. We also have a Phase III clinical trials management operation in Charlotte, North Carolina. Additionally, we operate bioanalytical laboratories in Quebec City and in North Wales, Pennsylvania. Finally, we recently opened a state-of-the art central clinical laboratory in Miami, which we expect to use to serve all of our facilities and provide more efficient services to our clients.


Our Acquisition of Anapharm

     On March 18, 2002, we acquired 100% of the capital stock of Anapharm, Inc. (Anapharm), which was the largest privately held Canadian provider of drug development services. Anapharm derives approximately 50% of its revenues from each of Phase I clinical trials and bioanalytical laboratory services. Anapharm also owns 49% of Danapharm, Inc., a London, Ontario, Canada based corporation specializing in Phase III and IV clinical trials. All dollar references in this Report are in United States dollars.

     We acquired 100% of the issued and outstanding stock of Anapharm for approximately $26.7 million in cash and approximately $2.9 million in common stock (167,375 shares) plus transaction fees and costs. Anapharm executives, who were also Anapharm stockholders, received approximately 30% of the total consideration including all of the SFBC common stock. The number of shares of SFBC common stock issued was based on a 20-day average closing price prior to execution of the Share Purchase Agreement, or $17.51 per share. Additionally, key Anapharm employees received stock options to purchase 110,000 shares of SFBC common stock exercisable at $23.97 per share. All employees of Anapharm have remained employed with Anapharm including its founder and president, Dr. Marc LeBel.

     Anapharm was formed in 1994. For its fiscal year ended April 30, 2001, Anapharm's revenues were approximately $19.7 million. Its net income after taxes was approximately $2.4 million excluding foreign currency gains rebates and tax credits not available to a foreign acquirer.

Industry Overview

     According to IMS Health Incorporated, a leading provider of global information solutions to the pharmaceutical and healthcare industries, worldwide pharmaceutical drug sales were estimated to be approximately $337 billion in 1999, and are projected to increase to $506 billion by 2004. Pharmaceutical and biotechnology companies invested approximately $65.5 billion in research and development activities in 2000, and we expect this number to grow. Discovering and developing new drugs is an expensive and time-consuming process. IMS Health estimates that the average cost of developing a drug exceeds $500 million and on average takes almost 15 years.


The Drug Development Process.

     The drug research and development process consists of two stages: pre-clinical and clinical. The pre-clinical stage consists of screening chemical compounds to identify the most promising leads for continued drug development prior to human clinical trials. The clinical stage includes clinical trials with healthy participants, as well as those with targeted diseases, impairments or conditions.

     Prior to commencing human clinical trials in the United States, a pharmaceutical or biotechnology company must file an investigational new drug, or IND, application with the United States Food & Drug Administration, which includes manufacturing data, pre-clinical data, information about any use of the drug in humans for other purposes and a detailed plan for the proposed clinical trials. The design of these trials, referred to as a study protocol, is essential to the success of the drug development effort. The study protocol must anticipate correctly the nature of the data to be generated and results that the FDA require before approving the drug. If the FDA does not comment within 30 days after an IND application is filed, human clinical trials may begin.

     The clinical trials stage is the most time-consuming and expensive part of the drug research and development process. Human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy. Trials usually are grouped into three stages known as Phase I through Phase III. Multiple trials generally are conducted within each phase. These phases are:

     . Phase I trials involve testing a drug on a limited number of participants, typically 20 to 80 persons, to determine the drug's basic safety data, including tolerance, absorption, metabolism and excretion. This phase, which lasts an average of six months to one year, is comprised of numerous clinical trials of short duration;

     . Phase II trials involve testing a small number of participants, typically 100 to 200 persons, who qualify for inclusion in a clinical trial based upon meeting the protocol's criteria and having a particular condition, to determine the drug's effectiveness and how different doses work. This phase, which lasts an average of one to two years, is comprised of several longer duration clinical trials; and

     . Phase III trials involve testing large numbers of participants, typically several hundred to several thousand persons, to verify drug efficacy on a large scale, as well as long-term safety. These trials involve numerous sites and generally last up to three years.

     After successfully completing all three clinical phases, a company submits a new drug application to the FDA requesting that the drug be approved for marketing. The new drug application is a comprehensive filing that includes, among other things, the results of all pre-clinical and clinical studies. Phase IV clinical trials, which are conducted after drug approval, may be required by the FDA. The FDA may require these additional trials in order to monitor long-term risks and benefits, to study different dosage levels or to evaluate different safety and efficacy parameters.


The Drug Development Services Industry.

     The drug development services industry provides product development services to the pharmaceutical and biotechnology industries. This industry has evolved from providing limited clinical trial services in the 1970s to a full-service industry today that provides clients with comprehensive services, including pre-clinical evaluations, study protocol design, clinical trial management, data collection, and bioanalytical and statistical analysis. According to Frost & Sullivan, an international marketing and consulting company, the drug development services industry is expected to grow at an annual rate of 14% or more in the future.

     We believe that a number of trends are driving the growth and direction of the drug development services industry:


Cost Containment Pressures.

     Market forces and governmental initiatives have placed downward pressure on drug prices. We believe that the pharmaceutical industry is responding to these price pressures by converting some of the fixed costs associated with maintaining their own research and development personnel and facilities to variable costs by outsourcing drug development activities to drug development services companies.


Biotechnology Industry Growth.

     The United States biotechnology industry has grown rapidly over the last ten years. Biotechnology companies generate significant numbers of new drug candidates that require development and regulatory approval. Many of these new drug candidates are moving into clinical development at a time when many biotechnology companies do not have the necessary staff, operating procedures, experience or expertise to conduct their own clinical trials.

Difficulties in Recruiting Trial Participants are Lengthening Drug Development Times.

     One of the largest expenses and greatest delays in developing new drugs is recruiting clinical trial participants. According to CenterWatch, a publisher focused on clinical trials, 78% of all clinical trials are delayed by problems associated with recruiting participants and 12% face delays of more than six months. An increase in the number of drugs being tested by pharmaceutical and biotechnology companies and an increase in FDA testing requirements have exacerbated this trend.


Importance of Therapeutic Expertise and Ability to Recruit Special Populations.

     Pharmaceutical companies increasingly are organizing their internal research and development departments into multiple groups according to therapeutic expertise. Therefore, a single pharmaceutical company typically represents multiple potential client groups, with each having authority to award drug development contracts.

     We believe that pharmaceutical and biotechnology companies increasingly are selecting drug development services partners based on their experience in recruiting for and conducting clinical trials within particular therapeutic areas and with special populations of trial participants. Recruiting difficulties often cause clinical trials to be conducted in multiple smaller groups of participants at multiple locations, which can lengthen development times and increase costs. We believe that specialization in a particular therapeutic area or within a special population allows a drug development services company to deliver a higher level of service in helping to develop trial protocols, in quickly recruiting participants from special populations, in conducting clinical trials and in gathering and reporting data.


Increasing Regulatory Demands.

     We believe that regulatory agencies are becoming more demanding with regard to the data required to support new drug approvals and are seeking more evidence that new drugs are safer and more effective than existing products. According to the U.S. Department of Health and Human Services, the number of clinical trial participants per drug has expanded from an average of 1,321 in the early 1980s to 4,237 in 1994-95. In addition, according to the Boston Consulting Group, an international consulting firm, the number of drug development trials for a specific new drug has increased from 30 in 1994-95 to 68 in 1997. We believe that this trend will continue in the future. As a result, the complexity of clinical trials and the number of participants required for clinical trials are increasing. We believe that these demands are increasing the demand for the services provided by drug development services companies.


Our Solution

     We have been providing pharmaceutical, biotechnology and drug development services companies with specialized drug development services for 17 years.

Our Ability to Recruit.

     We have the ability to recruit clinical trial participants from special populations and to conduct large clinical trials, creating value for our clients by saving time and costs and by quickly generating data for the FDA approval process. Our largest individual clinical trials facility is located in Miami, Florida, an area with a diverse population of more than five million residents, which facilitates our recruiting efforts.

     Since 1996, we have implemented and grown a proprietary database of potential future clinical trial participants, who have expressed a desire to participate in our future trials. Virtually all of our clinical trial participants for our Miami site are recruited from our database. We believe that our database gives us an advantage over our competitors in that it enables us to markedly reduce the costs and delays associated with advertising and other recruitment methods typically used in our industry.

     At our Anapharm facilities, the corridor linking Quebec City-Trois Riviers-Montreal has close to 5 million inhabitants and represents an excellent source of subjects for studies. In its eight years of operation Anapharm has developed a database of approximately 40,000 subjects including young male and female volunteers, post-menopausal women, elderly subjects, and special populations.

     We strive to provide a positive experience for our clinical trial participants. We believe that our reputation in the local community is critical to the continued successful recruitment of clinical trial participants. Our business philosophy is to treat our clinical trial participants like our clients. In keeping with this belief, we have designed each of our Miami, Ft. Myers, Montreal and Quebec City facilities with numerous amenities for our clinical trial participants who usually spend several days or weeks with us in the course of a clinical trial.

Our Largest Clinical Trials Operations.

     We believe our 500-bed, 73,000-square foot Miami, Florida Phase I and Phase II facility is the largest clinical trials site in the United States. This facility contains five clinical units, which we can segment further in order to facilitate conducting several smaller trials. We have designed our facility to enable us to conduct a number of clinical trials efficiently at the same time while maintaining all of the appropriate controls. The size and design of our facility combined with our ability to recruit gives us an important competitive advantage in that we can attract business from clients who prefer to outsource clinical trials involving a large number of participants to a single company at one location.

     We believe that the high fixed cost, low variable cost nature of the Phase I and Phase II business gives us a significant opportunity to take advantage of our large Phase I and Phase II operation in Miami, Florida. Our Miami operation's fixed costs include our facility, our dedicated staff of on-site physician investigators and clinical personnel, our administrative staff and our senior management team. As utilization of our Miami facility increases, we have the potential to generate higher revenues without the need to hire a considerable number of additional personnel or incur significant expenses beyond our current levels. We currently utilize approximately 33% of our capacity.

     Anapharm has 206 beds. Our Quebec City location has 126 beds with two independent units; our Montreal site has two independent units totaling 80 beds in a recently renovated environment. The independent units give us the flexibility to conduct different studies at the same time. The quality assurance unit operates independently to ensure the overall quality of the work performed. The Trois-Rivieres center is primarily is a recruitment center that determines where the subjects will be directed to, and for what length of time they will be tested for during the study.


Our Strategy

Increase Market Share With Existing Clients and Gain New Clients.

     Our clients are pharmaceutical and biotechnology companies that outsource a portion of their drug development activities in order to focus their efforts on drug discovery. We often generate business from multiple, and often independent, groups within our client companies. Our sales and marketing team focuses on gaining new business from our existing clients, developing relationships with new groups at existing clients, and marketing our services to pharmaceutical and biotechnology companies which we have not serviced in the past. As a result of our recent acquisition of Anapharm we gained a substantial number of new clients primarily generic drug manufacturers located in America, Europe and Asia.

Expand Our Bioanalytical Laboratory Business.


     Anapharm derives approximately 50% of its revenues from its bioanalytical laboratory, which substantially increases our capacity to provide these services to our clients. Our experience indicates that our clients spend approximately one dollar for bioanalytical laboratory services work for every dollar spent on Phase I and Phase II clinical trials. In furtherance of this strategy, we have made two bioanalytical laboratory acquisitions. Most significantly, our March 18, 2002 acquisition of Anapharm brought us a laboratory, which generated annual revenues of approximately $10 million for Anapharm's fiscal year ended April 30, 2001. Earlier, in August 2001, we acquired our first bioanalytical laboratory, SFBC Analytical Laboratories, Inc. located in New Wales, Pennsylvania. Prior to this acquisition, we did not participate in the bioanalytical laboratory revenues related to our trials as our clients independently outsourced the services they did not perform.

     As a result of our first acquisition of a bioanalytical laboratory that was primarily focused on pre-clinical, toxicology, and other studies for major pharmaceutical companies, we began providing bioanalytical laboratory services to several of our existing clients and are also attracting new clients. With the availability of the larger Anapharm laboratory, our bioanalytical business is substantially larger and is serving a broad spectrum of our clients' needs. Providing bioanalytical laboratory services within the same organization reduces administrative costs, coordination efforts, and clinical trial completion times and improves the level of control that we and our clients can exercise over the entire clinical trials process.

     Our management believes that our ability to provide bioanalytical laboratory services, in addition to our other services, enables us to compete more successfully for new business. We intend to devote more sales and marketing resources to encourage existing clients to use our bioanalytical laboratory services and to attract new business from companies that prefer to award all of their drug development services to one company.

We Plan to Continue to Expand Our Services to  Generic Manufacturers.

     We believe that we have a significant market opportunity to serve generic pharmaceutical companies since most of Anapharm's revenues are derived from the generic market. Over the next five years, more than $41 billion of branded pharmaceuticals are expected to lose patent protection, which is expected to drive demand for bioanalytical laboratory services by generic pharmaceutical companies. Bioanalytical laboratory services are necessary to determine whether a generic drug is equivalent to the branded drug facing patent expiration. Furthermore, drug development services companies that are able to provide bioanalytical laboratory services typically are able to attract the Phase I clinical trials work associated with the generic drug candidate.

Expand into New Areas of Therapeutic Expertise.

     We believe that we are better able to serve our clients' needs by offering therapeutic expertise in addition to our core offering of drug development services. We have experience in a number of therapeutic areas, which we believe enables us to grow our revenues from existing clients and generate new business. We plan to continue adding expertise in our existing therapeutic areas and developing new areas of expertise by hiring experienced personnel, training our existing staff in new areas, and selectively making strategic acquisitions.


Pursue Strategic Acquisitions.

     We have grown significantly by acquiring and integrating related businesses over the last two years. Our four acquisitions have broadened our range of services, strengthened our management team and expanded our client base. Our industry is highly fragmented and includes a large number of small competitors that have expertise in different business segments. As part of our growth strategy, we monitor acquisition opportunities. We intend to selectively acquire other drug development services companies to enhance and improve the level and range of services we provide our clients.


Our Services

     We believe our specialized drug development services assist our clients in managing their research and development programs efficiently and cost effectively through the drug development process.


Phase I and Phase II Clinical Trials Services.

     We provide specialized drug development services for studies ranging from short-term Phase I trials to longer-term Phase II trials. Our services include developing study design, recruiting and screening study participants, conducting Phase I and II clinical trials, and collecting and reporting to our clients the clinical data collected during the course of our clinical trials. We conduct Phase I and II clinical trials at our Miami and Ft. Myers, Florida and Quebec City and Montreal, Quebec locations.

     We assist our clients in preparing the study protocol, designing case report forms and conducting any necessary clinical trial audit functions. Additionally, we collect data throughout a clinical trial and enter it onto case report forms according to good clinical practice guidelines, in order to meet our clients' needs and the FDA or other regulatory requirements identified in the study protocol. Our data management services also provide our clients with statistical analysis, medical report writing and assistance with regulatory submissions.


Bioanalytical Laboratory Services.

     We provide bioanalytical laboratory services through good laboratory practice compliant facilities located in Quebec City, Quebec and North Wales, Pennsylvania. Our bioanalytical laboratories have or develop the scientific methods, or assays, necessary to analyze clinical trial samples. Our bioanalytical laboratories provide bioanalytical support for preclinical studies, bioavailability and drug metabolism studies, processing clinical study samples and drug interaction studies. During the clinical trial process, we conduct laboratory analysis on various biological specimens, including blood, to determine the quantity of a drug present in each specimen. We format and present the data resulting from this process to our clients for their use and interpretation.


Clinical Trials Management Services.

     Through our SFBC Charlotte, Inc. subsidiary, we provide specialized Phase II through IV clinical management services focused on ophthalmology, dermatology, respiratory, women's health, medical device, infectious disease and central nervous system clinical trials. We offer our clients the following integrated services:

     .  project design;

     .  study design;

     .  data management; and

     .  study monitoring.

     Study monitoring for Phase III clinical studies involves a high degree of logistical coordination as larger Phase III studies can involve hundreds of investigative sites, including hospitals, clinics and doctors' offices, located across the country. Our study monitoring services include:

     .  investigative site selection;

     .  qualified study participant recruitment;

     .  investigator recruitment; and

     .  auditing and quality assurance.


Clients and Marketing

     Our clients are leading pharmaceutical and biotechnology companies. With our recent acquisition of Anapharm, we now serve many leading generic manufacturers. Since our inception, we have developed a strong reputation for customer service and have cultivated relationships with key decision makers within our clients' organizations. We focus on meeting or exceeding our clients' expectations and we believe that this has been a leading factor in generating repeat business from our clients. Each of our pharmaceutical and biotechnology company clients represents multiple sources of business for us since there are usually a number of therapeutic specialty or other groups that contract separately for services within one client company. The decision by one group to award a contract to us generally is made independently of decisions made by other groups within the same client.

     We employ a team of sales and marketing professionals who market our services to pharmaceutical and biotechnology companies across the country. Additionally, members of our senior management play a very active role in managing our relationships with existing clients and in helping to generate business from new clients. The mix of our clients and revenues generated from individual clients varies from year-to-year. As is typical in our industry, various clients have comprised more than 10% of our revenues in prior years. In 2000, no client accounted for more than 10% of our revenues. For the 12 months ended December 31, 2001, one of the top 25 pharmaceutical companies in the United States accounted for more than 10% of our revenues.


Our Competitors

     The drug development services industry is highly fragmented and is comprised of a number of large, full-service drug development services companies and many small companies and limited service providers. Our major competitors in this industry include the research departments of pharmaceutical and biotechnology companies, drug development services companies including, Quintiles Transnational, Covance, PPD and MDS Pharma, and the research departments of universities and teaching hospitals. We compete in the Phase I and Phase II portion of the business on the basis of our ability to recruit special populations and conduct large trials at one location, our experience in targeted therapeutic areas, and our high quality personalized service. Our Phase III clinical trials management business competes by specializing in ophthalmology, dermatology and central nervous system clinical trials.

     Our bioanalytical laboratories compete primarily through the development of validated assays. The availability of these assays represents the best tool to sell our services to manufacturers, especially generic manufacturers conducting bioequivalence studies. In order to better attract generic business these assays are often developed in a proactive way even before the generic clients need it. Our major competitors in this area are MDS Pharma and PPD.

     Many of our competitors are larger and have substantially greater financial, human, and other resources than we do. Generally, drug development services companies principally compete on the basis of following factors:

     . the ability to recruit doctors and special population participants for clinical trials;

     .  medical and scientific expertise in specific therapeutic areas;

     .  the quality of their services;

     .  the range of services they provide;

     .  the ability to organize and manage large-scale trials; and

     .  financial stability.

     The general trend toward consolidation in our industry has resulted in increased competition for clients. Consolidation within the pharmaceutical and biotechnology industries as well as the trend by the pharmaceutical and biotechnology industries to limit outsourcing to fewer rather than more drug development services companies has also heightened competition for contracts in our industry.


Indemnification and Insurance

     We manage our risk of liability for personal injury or death to clinical trials participants by obtaining contractual indemnification provisions from our clients and maintaining insurance. The contractual indemnifications generally do not protect us against our own negligence. Our contractual arrangements are subject to negotiation with clients and the terms and scope of such indemnification vary by client and by clinical trial. Although most of our clients are large, well-capitalized companies, the financial performance of these indemnities is not secured. Therefore, we bear the risk that an indemnifying party may not have the financial ability to fulfill its indemnification obligations. We could be materially adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is not covered by an indemnification provision or beyond the scope or level of insurance coverage maintained by a client or by us or where the indemnifying party does not fulfill its indemnification obligations. We cannot assure you that our insurance coverage will be adequate, or that insurance coverage will continue to be available on terms acceptable to us.


Government Regulation

     All phases of a clinical trial are governed by extensive FDA regulations as well as other regulatory agencies including Health Canada and EMEA from Europe. Our clients are responsible for selecting qualified drug development services companies, providing those companies with study protocols, monitoring the clinical trials, reporting any changes or modification of the clinical trials to the FDA or other regulatory agency, and reporting any serious and unexpected adverse reaction to the new drug to the regulatory agency. In the course of providing our drug development services, we must comply with regulatory requirements.

     Our services are subject to various regulatory requirements designed to ensure the quality and integrity of the clinical trials process. The industry standard for conducting clinical research and development studies is contained in regulations established for good clinical practice. The FDA requires that the results submitted to it be based on studies conducted according to these regulations. The regulations address the following:

     .  selecting qualified investigators and sites;

     .  obtaining specific written commitments from investigators;

     .  verifying that informed consent is obtained from participants;

     .  monitoring the validity and accuracy of data;

     .  verifying that we account for the drugs provided to us by our clients;
        and

     .  instructing investigators to maintain records and reports.

     Failure to comply with these regulations can result in the disqualification of all data collected during the clinical trials. We may be subject to regulatory action if we fail to comply with these rules.

     Additionally, because we frequently deal with contaminated or hazardous medical waste material, we must comply with environmental regulations of the federal, state, and local governments regarding disposal of these materials. We contract with an outside licensed company to handle our waste disposal and rely on their compliance with the rules for proper disposal.

     Because we use narcotic drugs and other controlled substances in some of our clinical trials, we are required to have a license from the United States Drug Enforcement Administration. We also must use special care and security procedures to safeguard and account for all controlled substances. We are in material compliance with all federal, state, and local regulations.


Employees

     At March 29, 2002, we had approximately 583 full-time and 71 part-time employees including approximately 400 in Canada. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.


Our History

     We are a Delaware corporation organized in 1999 when we acquired our predecessor that was a Florida corporation, which commenced providing drug development services in Miami, Florida in 1984. We have grown rapidly both internally and through strategic acquisitions of related businesses, which broaden our range of services. These acquisitions have been:

     . Our March 2000 acquisition of our Charlotte, North Carolina clinical trials management business;

     . Our February 2001 acquisition of our Ft. Myers, Florida Phase I and II clinical trials facility;

     . Our August 2001 acquisition of our first bioanalytical laboratory located in North Wales, Pennsylvania; and

     . Our March 2002 acquisition of Anapharm, a Quebec City, Quebec based provider of Phase I clinical trials and bioanalytical laboratory services.


Item 2. Description of Property.

     We operate a 73,000 square foot 500-bed inpatient/outpatient facility in Miami, Florida. We have a 10-year lease expiring in 2011 with a monthly base rent of $50,000 with built in annual escalation clauses. In December 2001 we opened a central clinical laboratory that occupies part of the first floor of the building. The metropolitan Miami region provides us with access to over 5,000,000 people from which we can recruit our testing participants.

     We are required to utilize substantial equipment and impose extensive controls upon our test subjects in order to conduct our operations properly. Our medical technology and equipment includes cardiac telemetry, bicycles, computerized electrocardiograms, holter monitors, intravenous infusion pumps, exercise treadmills, ambulatory blood pressure monitors, and synchronized digital clocks. Meals for our participants are under the supervision of a certified dietician and are prepared on-site. Our food service system allows us to offer special diets when required by the guidelines set by our clients and also to perform food effects studies.

     SFBC Charlotte leases approximately 4,575 square feet at a rate of approximately $6,600 per month. The lease expires January 31, 2004.

     SFBC Ft. Myers leases approximately 6,100 square feet, where it operates a 48-bed facility in Ft. Myers, Florida. The leases expire in November and December 2005. The base monthly rent for this facility is $6,955. SFBC, Ft. Myers plans to move to a larger facility in 2002, which will permit it to expand to 100 beds. SFBC Ft. Myers plans to then sublease the current facility. SFBC Ft. Myers also has a one year lease expiring in September 2002 for approximately 2,300 square feet of office space in Tampa, Florida, for which its pays $2,450 per month.

     In March 2002 we entered into a new five-year lease for approximately 8,000 square feet for our North Wales, Pennsylvania bioanalytical laboratory with a monthly base rent of $4,160. Previously this facility had leased approximately 4,000 square feet rented on a month-to-month basis.

     Our Quebec City, Canada Phase I facility and bioanalytical laboratory occupies 57,700 square feet. The lease expires in May 2006. Anapharm's monthly base rent is $42,850.

     Our Montreal, Canada Phase I facility leases approximately 24,500 square feet. The lease expires in March 2008. It plans to lease additional space this year. Anapharm's monthly base rent is $21,800

     Our Trois -Rivieres, Canada recruitment center occupies approximately 2,500 square feet. The lease expires in March 2003. Anapharm's monthly base rent is $989.


Item 3. Legal Proceedings.

We are not a party to any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders. No matters were submitted to a vote for our security holders during the fourth quarter of the year ended December 31, 2001.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The following table sets forth, for the periods indicated, the range of quarterly high and low closing representative market prices for our common stock which has traded on the Nasdaq National Market system under the symbol "SFCC" since June 19, 2001 and which previously traded on the American Stock Exchange under the symbol "SFC" since its original listing on October 11, 2000 through June 18, 2001.

                                      High         Low
Common Stock
---------------------
First Quarter 2002                  $25.60/1/     $16.54
Fourth Quarter 2001                 $21.48        $15.00
Third Quarter 2001                  $34.00        $12.99
Second Quarter 2001                 $29.00        $ 9.00
First Quarter 2001                  $ 9.15        $ 3.68
Fourth Quarter 2000                 $ 7.68        $ 4.00

Holders

As of March 23, 2002, there were approximately 66 registered holders of record of our common stock. We believe that there are more than 1,236 beneficial owners of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. Payment of dividends is within the discretion of board of directors and will depend upon our earnings, capital requirements and operating and financial condition. Currently, we intend to follow a policy of retaining future earnings in order to finance the growth and development of our business.

___________________________
/1/ As of March 26, 2002.

Sales of Unregistered Securities for the year ended December 31, 2001.

     During 2001, the following persons and entities acquired shares of stock and other securities from us as set forth in the table below.

     We issued shares of our common stock to the following individuals upon exercise of options or warrants, with the exception of the issuance to Nick P. Tootle as a bonus, in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933:


                                              Number of
Date                         Name              Shares           Consideration
-----------------  ------------------------  -----------  ---------------------
April 24, 2001     Nick P. Tootle                  5,556  Signing Bonus

May 11, 2001       Howard Fogelsong                1,772  $14,176
                                                          Warrant Exercise

May 17, 2001       Edith Marion                    3,476  Cashless
                                                          Warrant Exercise

May 24, 2001       George Gessner                  4,166  $23,433.75
                                                          Stock Option Exercise

June 1, 2001       Patrick Murphy, M.D.            6,929  Cashless
                                                          Warrant Exercise

June 8, 2001       Rudolph Dickson                 2,667  Cashless
                                                          Warrant Exercise

June 11, 2001      Margaret Miller Trust           5,682  Cashless
                                                          Warrant Exercise

June 22, 2001      Dennis Hieronymus               1,935  Cashless
                                                          Warrant Exercise
June 22, 2001      Maurice and Mary                2,878  Cashless
                   Baldwin, Trustees                      Warrant Exercise


June 26, 2001      Philip and Linda Magyar         2,450  Cashless
                                                          Warrant Exercise
June 28, 2001      Norman Cloutier                 1,178  Cashless
                                                          Warrant Exercise
July 2, 2001       James Williams                 11,886  Cashless
                                                          Warrant Exercise

                                              Number of
         Date      Name                        Shares        Consideration
-----------------  ------------------------  -----------  --------------------
July 3, 2001       Roland Boone                    4,252  Cashless
                                                          Warrant Exercise
July 3, 2001       Robert Dible                    3,988  Cashless
                                                          Warrant Exercise

July 5, 2001       Margaret R. Greene              2,070  Cashless
                                                          Warrant Exercise

July 5, 2001       Jay L. Rentzel                 15,947  Cashless
                                                          Warrant Exercise

July 5, 2001       William Havel                   2,761  Cashless
                                                          Warrant Exercise

July 5, 2001       Hilda S. Davis                  3,218  Cashless
                                                          Warrant Exercise

July 5, 2001       Robert Reynoldson               3,727  Cashless
                                                          Warrant Exercise

July 5, 2001       Robert Wawrousek               23,398  Cashless
                                                          Warrant Exercise

July 6, 2001       Kurt H. Knecht                 10,833  Cashless
                                                          Warrant Exercise

July 6, 2001       Edmond W. Gardiner              1,191  Cashless
                                                          Warrant Exercise
July 23, 2001      Roscoe M. Smith                 1,592  Cashless
                                                          Warrant Exercise
October 12, 2001   Raymond Zuczuski                1,770  Cashless
                                                          Warrant Exercise
December 17, 2001  Dr. Gregory B. Holmes          50,000  $62,500
                                                          Stock Option Exercise
December 31, 2001  Dr. Gregory B. Holmes          20,000  $25,000
                                                          Stock Option Exercise

  On August 20, 2001, we issued shares of our common stock to the following individuals in connection with the merger of KeyStone Analytical Laboratories, Inc. into SFBC Analytical Laboratories, Inc. As consideration for these shares of common stock, the persons below surrendered shares of common stock in KeyStone Analytical Laboratories. These shares were sold in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

                                  Number
                                    of
                                 --------
Name                              Shares
----                             --------
Allan Xu, Ph.D..................  132,986
Carl Kwan-Hsi Chiou.............   13,861
Shang-Jaw Chiou.................   13,861
Je-Min Charles Hsu..............    6,931
Miao-Hsun L. Sheng..............    6,931
Christine K. Chiou..............    3,465


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion of our financial condition and results of operations should be read together with the financial statements and related Notes included in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including but not limited to, those contained in the discussion on forward-looking statements that follows this section and those contained in "Special Factors Relating to Our Business and Common Stock".


Critical Accounting Policies

     Our accounting policies are more fully described in Note A of the Notes to the Consolidated Financial Statements. As disclosed therein, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that effect the amounts the amounts reported in the financial statements and accompanying Notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from those estimates and such differences may be material to the financial statements.

     The most significant accounting estimate inherent in the preparation of SFBC's financial statements includes estimates associated with the percentage-of-completion method for revenue recognition, management's evaluation of the recoverability of goodwill as well as those used in the determination of reserves with respect to collectibility of accounts receivable and future contract changes. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical expenses, as well as current and expected economic conditions. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate. See the "New Accounting Pronouncements" included in this report for information regarding the effects of the adoption of SFAS 142 "Goodwill and Other Intangible Assets" which could be material.

Overview

     SFBC is a contract research organization that provides specialized drug development services primarily in the areas of Phase I and Phase II clinical trials and bioanalytical laboratory services. The Company has experienced significant internal growth due to expanding demand for our services, and it has also grown through significant acquisitions in 2000 and 2001. See Note K to the consolidated financial statements for further information on business combinations.

     Historically, a majority of the Company's net revenues have been earned under contracts, which range in duration from several months to two years. Operating expenses consist of direct costs and selling, general and administrative. Direct costs consist of labor and occupancy costs directly related to provide the contract services and can fluctuate from one period to another as a result of changes in labor utilization and mix of services. Selling, general and administrative costs include promotional costs, travel, professional fees, administrative occupancy costs and various items.

Results of Operations

     Our net revenues were $31,470,528 for the year ended December 31, 2001,
which is an increase of 59.8% from $19,694,428 for the prior year.   The
increase is due to a full year of sales for our Charlotte subsidiary as well as sales from SFBC Analytical Laboratories since August 20, 2001 and significant internal growth at SFBC's Miami facility.

     Our gross profit margins increased to 42.3% for 2001 from approximately 39.0% in 2000. The increase is attributable to our increase in revenues, a variance in our mix of contracts, and due to the gross margin contribution from SFBC Analytical Laboratories.

     Our selling, general, and administrative expenses increased from $4,252,033 in 2000 to $7,756,126 in 2001. The primary expense increases were due to the expansion of our business, our increased marketing and our public company status. As a percentage of net revenue, selling, general and administration expense increased from 21.6 % in 2000 to 24.0% in 2001. Due to the adoption of SFAS 142 on January 1, 2002 annual goodwill amortization of $135,000 per year will be discontinued.

     As the result of our growth in 2001, our net income before taxes increased to $6,095,582 from $3,392,837 in 2000. Our net income after provision for income taxes increased in 2001 to $3,819,468 from $2,050,837 in 2000. On a per share basis, our after tax net income in 2001 increased to $.94 (basic) and $.81 (diluted) from $.78 and $.76 in 2000 respectively. Under the terms of the employment agreements of SFBC's chairman, and SFBC's chief executive officer, they are entitled to annual bonuses of 5% and 3%, respectively, of SFBC's audited pre-tax income. This would have amounted to combined bonuses payable of $492,447 for 2001. Both the chairman and the chief executive officer voluntarily agreed to reduce their combined bonuses payable to a total of $60,000.

     On March 18, 2002, we purchased 100% of Anapharm. For its fiscal year ended April 30, 2001, Anapharm recorded approximately $2.4 million of net income excluding foreign exchange gains, rebates and tax credits not available to a foreign acquirer. Effective March 18, 2002, SFBC began including Anapharm's operations in its consolidated net income.

     The weighted average number of outstanding shares increased substantially as the result of the October 2000 initial public offering, our December 2001 secondary offering, and an increase in our stock price and its impact on outstanding options and warrants. Almost all of our publicly traded warrants were exercised last summer. In December 2001, we sold 2,000,000 additional shares of common stock through Raymond James & Associates, Inc.


Liquidity and Capital Resources

     For 2001, net cash provided by operating activities was $3,645,659 in contrast to $371,488 of net cash used in operations in 2000. The change is primarily due to the substantial increase in net income resulting from the growth of our business in 2001.

     For 2001 and 2000, net cash provided by financing activities was $35,994,570 and $7,675,223 respectively. The increase resulted primarily from our receipt of public offering proceeds of $29,590,291 in 2001. We also received $6,831,808 from the exercise of warrants and stock options in 2001.

     During 2001 and 2000, we used $7,324,693 and $804,417 respectively for investing activities. The increase was primarily due to our use of existing cash to acquire SFBC Ft. Myers and SFBC Analytical Laboratories. In addition, we incurred approximately $3,000,000 of capital expenditures in 2001. For its fiscal year ended April 30, 2002, Anapharm had cash flow of approximately $4 million. Anapharm expects to have significant capital needs during the next two years. As part of its plan to enhance its business potential, Anapharm intends to acquire at least $2 million of capital equipment. The Company believes that Anapharm's cash flows from operations will be sufficient to fund these capital requirements.

     On October 16, 2000, we completed our initial public offering and realized net proceeds of approximately $8,270,000. Of the net proceeds, we have used to date $385,000 to pay off our minority stockholders' notes and approximately $288,000 for working capital. We used $627,000 including transaction costs to complete the acquisition of SFBC Ft. Myers and $3,300,000 of cash to acquire SFBC Analytical Laboratories. On December 18, 2001, we closed our secondary
offering referred to above and received $29,590,201 of net proceeds.    On March
18, 2002, we used approximately $26.7 million of our cash balances (a portion of which came from our initial public offering thus completing the use of our initial public offering proceeds), excluding transaction costs to purchase Anapharm.

     At March 23, 2001, we had approximately $14,900,000 in cash on hand. Based upon our cash balances and our positive cash flows from operations, we believe we have more than enough working capital to meet our operational needs within the next 12 months. We intend to obtain a line of credit to enable us to complete future acquisitions without using a majority of our on hand cash balances. Except for the possibility of issuing stock related to a potential accretive acquisition, should one arise, we do not anticipate selling any of our common stock during 2002.


New Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company applied SFAS 141 to its purchase of Keystone Analytical Laboratories, Inc. in August 2001 (See Note
K).

     The Company adopted SFAS 142 effective January 1, 2002, as required. Annual goodwill amortization of approximately $135,000 will be discontinued, and amortization of newly recognized amortizable intangibles, if any, will commence on January 1, 2002. The Company will perform a transitional fair value based impairment test, and if the fair value is less than the recorded value at January 1, 2002, the impairment loss, if any, could be significant and will be reflected as a cumulative effect of a change in accounting principle in the first quarter of 2002.

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management believes the impact of this pronouncement on its operations, if any, will not be material.


Forward-Looking Statements

     The statements in this Report relating to our expectations about the possibility of consummation of acquisitions contemplated by us, the growing market for contract research organizations, the trend towards contract research organization consolidation and the industry requiring more trial data, the changing mix of client concentration as it relates to our lack of dependence on any one client, the growth of our Phase III business, the expansion of capacity at several of our facilities, the increased usage of the new clinical laboratory in Miami, the growth of revenues from existing clients, the funding of potential future acquisitions without the selling of any of our common stock, the continuing cost advantages of our Miami facility, the adequacy of our working capital and liquidity to fund operations, new capital expenditures and future acquisitions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

     The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) an unanticipated decision to make an acquisition of a substantially larger competitor, which would require us to re-allocate our intended uses of our cash resources; (2) our ability to successfully implement our plans for operational and geographical expansion; (3) our ability to successfully achieve and manage the technical requirements of specialized clinical trial services, while maintaining compliance with applicable rules and regulations; (4) our ability to compete nationally in attracting pharmaceutical companies in order to develop additional business; (5) our continued ability to recruit participants for clinical studies; (6) the economic climate nationally and internationally as it affects drug development operations, (7) our ability to integrate and absorb any acquisitions into our current operational structure, (8) our ability to maintain our Miami subsidiary's cost structure proportional to revenues, and
(9) our ability to obtain an acquisition line of credit with a financial institution to fund potential acquisitions.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see our other filings with the Securities and Exchange Commission.


Special Factors Relating to Our Business and Common Stock

     Our business and common stock are subject to a number of risks including those disclosed below.

We rely on a limited number of clients for a large percentage of our revenues, which means that we face a greater risk of loss of revenues if we lose a client, which provides a material amount of revenues.

     Historically, we have relied on a small number of clients to generate a large percentage of our revenues. Last year one client comprised more than 10% of our revenues. Companies that comprise our largest clients vary from year to year, and our revenues from individual clients fluctuate each year. If we lose one or more major clients, our business, prospects, financial condition and results of operations could be materially and adversely affected.

Our clients may cancel or delay our contracts, which could reduce our future revenues and result in operating losses.

     Our clients may cancel or delay our contracts at any time for no reason. They also may cancel a clinical trial for a variety of reasons, including:

     . manufacturing problems resulting in a shortage or unavailability of the drug we are testing;

     . a decision by a client to de-emphasize or cancel the development of a drug;

     .  unexpected clinical trial results;

     .  adverse participant reaction to a drug;

     .  a request by the FDA; and

     .  inadequate participant enrollment.

     The loss or delay of a large project or contract or the loss or delay of multiple small contracts could have a material adverse effect on our business and future results of operations.

If we cannot manage our growth effectively, we may not continue to operate at the same levels of profitability, and our growth may slow and our profitability may decline.

     We have grown rapidly since 1998. Businesses, which grow rapidly often, have difficulty managing their growth. Although we have expanded our management, we will have to continue recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money.

Because of our acquisition strategy, our future results of operations may be adversely affected.

     One important aspect of our growth strategy is to pursue strategic acquisitions of related companies that expand or compliment our business. We cannot assure you that:

     .  we will identify suitable acquisition candidates;

     .  we can consummate acquisitions on acceptable terms;

     . we can successfully integrate any acquired companies into our operations; or

     . we will be able to retain an acquired company's significant client relationships and key personnel or otherwise realize the intended benefits of any acquisition.

     Any future acquisition could require significant capital resources and divert management's attention from our existing business. We may incur liabilities associated with acquisitions that may not have been known at the time of acquisition. Acquisitions may create unanticipated tax and accounting problems. Failure to successfully accomplish future acquisitions could limit our revenues and earnings potential.

We depend on the drug development programs of our clients and a change in these programs, which are beyond our control, can adversely affect our business.

     Most of our contracts are short term. As a result, we must continually replace our existing contracts with new contracts to sustain our revenues. A client's drug development program is the driving force in our ability to initiate new contracts. In addition, a client may cancel or delay existing contracts if its drug is not ready for testing or if the test results are unsatisfactory. All of these factors are beyond our control. If we are unable to generate new contracts on a timely basis this would have a material adverse effect on our business, financial condition, and results of operations. In addition, since a large portion of our operating costs are relatively fixed, variations in the timing and progress of contracts can materially affect our results.

If pharmaceutical and biotechnology companies reduce their expenditures, our future revenues may be reduced.

     Our business and continued expansion depend on the research and development expenditures of our clients. If these companies want to reduce costs, they may proceed with fewer clinical trials. An economic downturn or other factors may cause our clients to decrease their research and development expenditures, which would adversely affect our future revenues.

We are subject to changes in outsourcing trends in the pharmaceutical and biotechnology industries, which could adversely affect our operating results.

     Economic factors and industry trends that affect our primary clients, pharmaceutical and biotechnology companies, also affect our business and operating results. If these industries reduce the outsourcing of their clinical research projects, our operations will be affected adversely. A continuing negative trend would have an ongoing adverse effect on our business. We cannot predict the likelihood of any of these events or the effects they would have on our business, results of operations or financial condition.

If we lose the services of our key personnel or are unable to attract qualified staff, our business could be adversely affected.

     Our success is substantially dependent upon the performance, contributions and expertise of our senior management team. In addition, we depend on our ability to attract and retain qualified management, professional and operating staff. The departure of any of the members of senior management, or any other key executive, or our inability to continue to attract and retain qualified personnel could have a material adverse effect on our business.

Because we are significantly smaller than our largest competitors, we may lack the financial resources needed to compete effectively.

     There are a large number of drug development services companies ranging in size from one-person firms to full service, global drug development corporations. It is easy for a new company to enter our industry. Intense competition may lead to price pressure or other conditions that could adversely affect our business. Many of our competitors are substantially larger than us and have greater resources. We may lack the operating and financial resources needed to compete effectively.

We risk potential liability when conducting clinical trials, which could cost us large amounts of money.

     Our clinical trials involve administering drugs to humans in order to determine the effects of the drugs. By doing so, we are subject to the general risks of liability to these persons, which include:

     . adverse side effects and reactions resulting from administering these drugs to a clinical trial participant;

     .  improper administration of the new drug; or

     . potential professional malpractice of our employees, including physicians.

     To protect ourselves, our contracts have indemnification agreements requiring our clients to indemnify us in the event of adverse consequences to our participants caused by their drugs. We also carry liability insurance. However, if there is a damage claim not covered by insurance, the indemnification agreement is not enforceable or broad enough, or our client is insolvent, any resulting award against us could result in our experiencing large losses.

If we do not continue to develop new scientific methods, or assays, for our bioanalytical applications, we may be unable to compete with other entities offering bioanalytical laboratory services.

     We continuously must develop scientific methods to test drug products in order to meet the needs of our clients and attract new clients. In order to substantially increase the business of our bioanalytical laboratories, we must be able to provide solutions for our clients. This requires staying abreast of current regulatory requirements and identifying methods and applications that will assist our clients in obtaining approval for their products. If we are not successful in developing new methods and applications, we may lose our clients.

We face a risk of liability from our handling and disposal of medical wastes, which could cause us to lose large amounts of money.

     Our clinical trial activities involve the controlled disposal of medical wastes, which are considered hazardous materials. However, we cannot completely eliminate the risk of accidental contamination or injury from these materials. If this occurs, we could be held liable for damages, face significant fines, and face the temporary or permanent shutdown of our operations.

We are controlled by our management, which means that our management may stop a third party from acquiring us even if it is in the best interests of our stockholders.

     As of March 23, 2002 our management team beneficially owns approximately 28.3% of our outstanding common stock. As a result, they may be able to exercise control over all matters requiring stockholder approval including the election of directors and approval of significant corporate transactions. Their voting control could have the effect of delaying or preventing a change of control, which might benefit our stockholders. Additionally, management's voting control may depress the future market price of our common stock.

We may issue preferred stock without the approval of our stockholders, which could make it more difficult for a third party to acquire us and could depress our stock price.

     In the future, our board of directors may issue, without a vote of our stockholders, one or more series of preferred stock that has more than one vote per share. This could permit our board of directors to issue preferred stock to investors who support our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in the stock price and a decline in interest in the stock, which could make it more difficult for stockholders to sell their shares. This could cause the market price of our common stock to drop significantly, even if our business is performing well.

Fluctuations in our operating results may cause our stock price to fall.

     Historically, our revenues have been higher in the second half of the year. These fluctuations are usually due to the level of new business authorizations in a particular quarter or year and the timing of the initiation, progress, or cancellation of significant projects. We anticipate that this will continue because of the way our clients' budget their research and development expenditures. In addition, we have had some volatility in our quarterly results. Our varying quarterly results may result in the drop of our common stock price if investors react to our reporting operating results, which are less favorable than in a prior quarter.

Our stock price can be extremely volatile, and it could suffer a decline in value.

     The trading price of our common stock has been, and is likely to be, volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

     .   actual or anticipated variations in quarterly operating results;

     .   loss of a major client;

     .   new service offerings introduced or announced by our competitors;

     .   changes in financial estimates by securities analysts;

     .   changes in market valuations of other similar companies;

     . our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     .   additions or departures of key personnel; and

     . sales of our common stock, including short sales and sales by our officers and directors.

     As a result, investors could lose all or part of their investment. In addition, the stock market in general experiences extreme price and volume fluctuations that are often unrelated and disproportionate to the operating performance of companies.


Item 7. Financial Statements.

See pages F-1 through F-20 beginning after page 34.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On November 16, 2001 we retained Grant Thornton, LLP as our auditors to replace Kaufman, Rosin & Co. to our audit our books and accounts for the fiscal year ending December 31, 2001. Our board of directors and its Audit Committee approved the decision to change independent accountants.

The reports of Kaufman Rossin on our consolidated financial statements for the two fiscal years ended December 31, 2000 contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principle.

In connection with the audits for the past two fiscal years and through November 16, 2001, there were no disagreements with Kaufman Rossin on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Kaufman Rossin would have caused the firm to make reference thereto in their reports on the financial statements for such period.

During the fiscal years ended December 31, 2000 and 1999 and during subsequent interim periods prior to engaging Grant Thornton, neither us nor any person on our behalf consulted with Grant Thornton regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on SFBC's financial statements.

Kaufman Rossin did not inform us of the existence of any reportable events as defined in Regulation S-B. SFBC has authorized Kaufman Rossin to respond fully to any inquiries of Grant Thornton relating to their engagement as the Company's independent accountant.

Kaufman Rossin furnished a letter addressed to the Securities Exchange Commission dated November 16, 2001 agreeing with the above statements. A copy of the letter was filed as an Exhibit to our Report on Form 8-K dated November 16, 2001.

There were no disagreements with Grant Thornton related to the audit for the year ended 2001.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The information required by this Item shall be contained in the proxy statement for the 2002 annual meeting, which shall be filed within 120 days of December 31, 2001.

Item 10. Executive Compensation.

     The information required by this Item shall be contained in the proxy statement for the 2002 annual meeting, which shall be filed within 120 days of December 31, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item shall be contained in the proxy statement for the 2002 annual meeting, which shall be filed within 120 days of December 31, 2001.

Item 12. Certain Relationships and Related Transactions.

  The information required by this Item shall be contained in the proxy statement for the 2002 annual meeting, which shall be filed within 120 days of December 31, 2001.


Item 13. Exhibits and Reports on Form 8-K.

(a)  EXHIBIT INDEX


Exhibit
Number    Description
--------  ---------------------------------------------------------------------
2.1       Agreement and Plan of Merger (SFBC Analytical Laboratories, Inc.)/(6)/
3.1       Certificate of Incorporation /(1)/
3.2       First Amendment to Certificate of Incorporation /(1)/
3.3       Certificate of Correction to Certificate of Incorporation /(2)/
3.4       Bylaws /(1)/
3.5       First Amendment to the Bylaws /(2)/
4.1       Form of Common Stock Certificate /(1)/
10.1      Employment Agreement of Arnold Hantman /(4)/
10.2      Employment Agreement of Lisa Krinsky, M.D. /(4)/
10.3      Employment Agreement of Dr. Gregory Holmes /(1)/
10.4      Employment Agreement of D. Scott Davis /(4)/
10.5      Employment Agreement of Dr. Barrie Phillips /(5)/
10.6      Employment Agreement of David Natan
10.7      Form of Employment Agreement of Marc Lebel
10.8      Form of Employment Agreement of Allan Xu(7)
10.9      Form of Employment Agreement and Addendum thereto of Ray Carr
10.10     Form of Employment Agreement of Thomas Pillsworth
10.11     Second Amended and Restated 1999 Stock Option Plan
10.12     Asset Purchase Agreement (SFBC Charlotte, Inc.)* (2)
10.13     Share Purchase Agreement (Anapharm)**
10.14     Audit Committee Charter (2)
21        Subsidiaries
23.1      Consent of Grant Thornton LLP dated March 29, 2002
23.2      Consent of Kaufman, Rossin & Co dated March 27, 2002

----------------
* Confidential Portions have been omitted and filed separately under an application for Confidential Treatment.
** Confidential Portions of the Schedules have been omitted and filed separately under an application for Confidential Treatment.

(1) Contained in Form SB-2 filed on August 17, 1999
(2) Contained in Form SB-2 filed on October 5, 2000
(3) Contained in Form SB-2 filed on September 8, 2000
(4) Contained in Form SB-2 filed on July 21, 2000
(5) Contained in Form 10-KSB filed April 13, 2001
(6) Contained in Form 8-KA filed on August 29, 2001
(7) Contained in Exhibit C to the Agreement and Plan of Merger (SFBC Analytical Laboratories, Inc.) which is Exhibit 2.1 to this Form 10-KSB.

(b) One Report on Form 8-K was filed during the last quarter of the period covered by this Report. That Report, filed on November 16, 2001, disclosed that we selected Grant Thornton LLP to replace Kauffman, Rossin & Co. as our independent auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 1st day of April, 2002.

                                    SFBC International, Inc.


                                    By: /s/ Arnold Hantman
                                        ------------------
                                        Arnold Hantman, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lisa Krinsky, M.D.       Chairman of the Board of Directors   April 1, 2002
----------------------
Lisa Krinsky, M.D.

/s/ Arnold Hantman           Director                             April 1, 2002
------------------
Arnold Hantman

/s/  David Natan             Vice President of Finance            April 1, 2002
----------------
David Natan                  (Principal Financial Officer)
-----------

/s/ Ramiro Casanas           Chief Accounting Officer             April 1, 2002
------------------
Ramiro Casanas

/s/ Jack Levine              Director                             April 1, 2002
---------------
Jack Levine

/s/ Dr. Leonard Weinstein    Director                             April 1, 2002
-------------------------
Dr. Leonard Weinstein
                             Director                             April 1, 2002
/s/ William C. Willis, Jr.
--------------------------
William C. Willis, Jr.

                                 EXHIBIT INDEX


Exhibit
Number  Description
------- ---------------------------------------------------------------------
2.1     Agreement and Plan of Merger (SFBC Analytical Laboratories, Inc.)/(6)/
3.1     Certificate of Incorporation /(1)/
3.2     First Amendment to Certificate of Incorporation /(1)/
3.3     Certificate of Correction to Certificate of Incorporation /(2)/
3.4     Bylaws /(1)/
3.5     First Amendment to the Bylaws /(2)/
4.1     Form of Common Stock Certificate /(1)/
10.1    Employment Agreement of Arnold Hantman /(4)/
10.2    Employment Agreement of Lisa Krinsky, M.D. /(4)/
10.3    Employment Agreement of Dr. Gregory Holmes /(1)/
10.4    Employment Agreement of D. Scott Davis /(4)/
10.5    Employment Agreement of Dr. Barrie Phillips /(5)/
10.6    Employment Agreement of David Natan
10.7    Form of Employment Agreement of Marc Lebel
10.8    Form of Employment Agreement of Allan Xu(7)
10.9    Form of Employment Agreement and Addendum thereto of Ray Carr
10.10   Form of Employment Agreement of Thomas Pillsworth
10.11   Second Amended and Restated 1999 Stock Option Plan
10.12   Asset Purchase Agreement (SFBC Charlotte, Inc.)* (2)
10.13   Share Purchase Agreement (Anapharm)**
10.14   Audit Committee Charter (2)
21      Subsidiaries
23.1    Consent of Grant Thornton LLP dated March 29, 2002
23.2    Consent of Kaufman, Rossin & Co dated March 27, 2002

----------------
* Confidential Portions have been omitted and filed separately under an application for Confidential Treatment.
**   Confidential Portions of the Schedules have been omitted and filed separately under an application for Confidential Treatment.


(1) Contained in Form SB-2 filed on August 17, 1999
(2) Contained in Form SB-2 filed on October 5, 2000
(3) Contained in Form SB-2 filed on September 8, 2000
(4) Contained in Form SB-2 filed on July 21, 2000
(5) Contained in Form 10-KSB filed April 13, 2001
(6) Contained in Form 8-KA filed on August 29, 2001
(7) Contained in Exhibit C to the Agreement and Plan of Merger (SFBC Analytical Laboratories, Inc.) which is Exhibit 2.1 to this Form 10-KSB.

                        CONSOLIDATED FINANCIAL STATEMENTS
                            AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                            SFBC INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           December 31, 2001 and 2000

                                    CONTENTS

                                                                            Page
                                                                            ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.........................  F-2

INDEPENDENT AUDITORS REPORT................................................  F-3

CONSOLIDATED FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS..............................................  F-4

  CONSOLIDATED STATEMENTS OF EARNINGS......................................  F-5

  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY................  F-6

  CONSOLIDATED STATEMENTS OF CASH FLOWS....................................  F-7 - F-8

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................  F-9 - F-20

                        REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS

Board of Directors
SFBC International, Inc.

We have audited the accompanying consolidated balance sheet of SFBC International, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SFBC International, Inc. and Subsidiaries as of December 31, 2001 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Miami, Florida
February 15, 2002 (except for Note L, as to which the date is March 4, 2002)

INDEPENDENT AUDITORS' REPORT

--------------------------------------------------------------------------------


To the Board of Directors and Stockholders
SFBC International, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheet of SFBC International, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SFBC International, Inc. and Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                      /s/ KAUFMAN, ROSSIN & CO.

Miami, Florida
March 7, 2001

                   SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                                          2001         2000
                                                       -----------  -----------
                        ASSETS

Current assets
 Cash and cash equivalents............................ $39,103,139  $ 6,787,603
 Accounts receivable, net.............................  10,453,729    7,059,419
 Note Receivable......................................          --      209,337
 Loans receivable from officers/stockholders
    (Note D)..........................................     363,517           --
 Prepaids and other current assets....................     289,248      334,832
                                                       -----------  -----------
    Total current assets..............................  50,209,633   14,391,191
Loans receivable from officers (Note D)...............     800,000      102,206

Property and equipment, net...........................   3,928,584      568,880

Goodwill, net.........................................   4,483,690      671,471

Other assets (Note A).................................   1,061,623       35,037
                                                       -----------  -----------
    Total assets...................................... $60,483,530  $15,768,785
                                                       ===========  ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable..................................... $ 1,538,903  $   763,690
 Accrued liabilities..................................   1,318,730    1,090,202
 Advance billings.....................................   1,483,216    1,590,520
 Income taxes payable.................................   1,046,420      372,000
 Deferred income taxes................................     222,713      130,000
 Notes payable, current portion ($0 and $136,779 to
  related parties in 2001 and 2000)...................       7,490      252,423
                                                       -----------  -----------
    Total current liabilities.........................   5,617,472    4,198,835

Notes payable.........................................       1,248      158,312

Deferred income taxes.................................     233,602      109,000

Commitments...........................................          --           --

Stockholders' equity
 Preferred stock, $0.10 par value, 5,000,000 shares
  authorized, none issued.............................          --           --
 Common stock, $0.001 par value; 20,000,000 shares
  authorized, 6,670,320 and 3,589,642 shares issued
  and outstanding as of December 31, 2001 and 2000,
  respectively........................................       6,670        3,590
 Additional paid-in capital...........................  49,913,845   10,345,323
 Retained earnings....................................   4,773,193      953,725
 Note receivable--officer.............................     (62,500)          --
                                                       -----------  -----------
    Total stockholders' equity........................  54,631,208   11,302,638
                                                       -----------  -----------
    Total liabilities and stockholders' equity........ $60,483,530  $15,768,785
                                                       ===========  ===========

        The accompanying notes are an integral part of these statements.

                   SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                        For the Years Ended December 31,

                                                         2001         2000
                                                      -----------  -----------
Net revenue.......................................... $31,470,528  $19,694,428

Costs and expenses
 Direct costs........................................  18,150,867   11,996,996
 Selling, general and administrative expenses........   7,556,126    4,252,033
                                                      -----------  -----------
    Total costs and expenses.........................  25,706,993   16,249,029

    Earnings from operations.........................   5,763,535    3,445,399

Other income (expense)
 Interest income.....................................     359,159      122,908
 Interest expense ($12,691 and $142,281 to related
  parties in 2001 and 2000, respectively)............     (27,112)    (175,470)
                                                      -----------  -----------
    Total other income (expense).....................     332,047      (52,562)
                                                      -----------  -----------
    Earnings before income taxes.....................   6,095,582    3,392,837

Income tax expense...................................   2,276,114    1,342,000
                                                      -----------  -----------
    Net earnings..................................... $ 3,819,468  $ 2,050,837
                                                      ===========  ===========

Earnings per share:
 Basic............................................... $       .94  $      0.78
                                                      ===========  ===========
 Diluted............................................. $       .81  $      0.76
                                                      ===========  ===========
Shares used in computing earnings per share:
 Basic...............................................   4,073,292    2,614,000
                                                      ===========  ===========
 Diluted.............................................   4,739,191    2,706,561
                                                      ===========  ===========


         The accompanying notes are an integral part of this statement.

                   SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF CHANGES
                            IN STOCKHOLDERS' EQUITY

                 For the Years Ended December 31, 2001 and 2000

                            Common Stock      Additional    Retained        Note
                         --------------------   Paid-In     Earnings    Receivable--
                          Shares    Par Value   Capital     (Deficit)     Officer       Total
                         ---------  --------- -----------  -----------  ------------ -----------
Balances--January 1,
 2000................... 2,335,736   $2,336   $ 1,880,756  $(1,097,112)   $    --    $   785,980

Common stock options
 issued as
 compensation...........       --       --        170,000          --          --        170,000

Conversion of debt to
 common stock...........     3,906        4        24,999          --          --         25,003

Proceeds from initial
 public offering........ 1,250,000    1,250    10,155,000          --          --     10,156,250

Offering costs..........       --       --     (1,885,432)         --          --     (1,885,432)
Net earnings............       --       --            --     2,050,837         --      2,050,837
                         ---------   ------   -----------  -----------    --------   -----------


Balances--
 December 31, 2000...... 3,589,642    3,590    10,345,323      953,725         --     11,302,638

Common stock options
 issued as
 compensation...........       --       --        170,000          --          --        170,000

Exercise of stock
 options and warrants...   899,087      899     6,893,409          --          --      6,894,308

Issuance of common
 stock for services.....     5,556        5        37,494          --          --         37,499

Common stock issued--
 Keystone acquisition...   178,035      178     2,574,264          --          --      2,574,442

Repurchase of common
 stock..................    (2,000)      (2)      (25,530)         --          --        (25,532)

Proceeds from public
 offering............... 2,000,000    2,000    32,498,000          --          --     32,500,000

Offering costs..........       --       --     (2,909,709)         --          --     (2,909,709)

Tax benefit resulting
 from exercise of stock
 options................       --       --        330,594          --          --        330,594
Note receivable--
 officer................       --       --            --           --      (62,500)      (62,500)
Net earnings............       --       --            --     3,819,468         --      3,819,468
                         ---------   ------   -----------  -----------    --------   -----------


Balances--
 December 31, 2001...... 6,670,320   $6,670   $49,913,845  $ 4,773,193    $(62,500)  $54,631,208
                         =========   ======   ===========  ===========    ========   ===========



        The accompanying notes are an integral part of this statement.

                   SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the Years Ended December 31,

                                                          2001         2000
                                                       -----------  ----------
Cash flows from operating activities
 Net earnings......................................... $ 3,819,468  $2,050,837
 Adjustments to reconcile net earnings to net cash
  (used in) provided by operating activities:
   Depreciation and amortization......................     593,502     175,453
   Provisions for bad debt............................      48,439       7,511
   Common stock options issued as compensation........     170,000     170,000
   Issuance of common stock for services..............      37,499         --
   Tax benefit resulting from exercise of stock
    options...........................................     330,594         --
   Changes in assets and liabilities
    Accounts receivable...............................    (985,472) (4,140,049)
    Prepaid expenses..................................      51,532    (272,442)
    Other assets......................................    (397,714)     57,029
    Accounts payable..................................      88,906     228,749
    Accrued liabilities...............................    (122,856)    863,889
    Accrued interest..................................         --     (132,120)
    Advance billings..................................    (107,304)    418,655
    Income taxes payable..............................     600,348     372,000
    Deferred income taxes.............................    (481,283)   (171,000)
                                                       -----------  ----------
      Total adjustments...............................    (173,809) (2,422,325)
                                                       -----------  ----------
      Net cash provided by (used in) operating
       activities.....................................   3,645,659    (371,488)
                                                       -----------  ----------
Cash flows from investing activities
 Cash consideration-acquisitions, net of cash
  acquired............................................  (3,378,552)   (216,311)
 Purchase of property and equipment...................  (3,002,338)   (369,528)
 Loans to officers/stockholders.......................  (1,000,000)     (9,241)
 Repayment on loans to officers/stockholders..........      56,197          --
 Issuance of note receivable..........................         --     (209,337)
                                                       -----------  ----------
      Net cash used in investing activities...........  (7,324,693)   (804,417)
                                                       -----------  ----------
Cash flows from financing activities
 Net proceeds of notes payable--insurance.............         --       56,242
 Principal payments on notes payable--purchase of
  assets..............................................     (43,521)   (456,479)
 Principal payments on notes payable..................    (358,476)   (190,828)
 Payments on capital lease obligations................         --      (19,409)
 Net increase in notes payable--transportation
  equipment...........................................         --       14,879
 Net proceeds from initial public offering............         --    8,270,818
 Repurchase of common stock...........................     (25,532)        --
 Exercise of stock options and warrants, net..........   6,831,808         --
 Net proceeds from secondary public offering..........  29,590,291         --
                                                       -----------  ----------
      Net cash provided by financing activities.......  35,994,570   7,675,223
                                                       -----------  ----------
Net increase in cash and cash equivalents.............  32,315,536   6,499,318
Cash and cash equivalents at beginning of period......   6,787,603     288,285
                                                       -----------  ----------
Cash and cash equivalents at end of period............ $39,103,139  $6,787,603
                                                       ===========  ==========


                                                                     (continued)

                   SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                        For the Years Ended December 31,



                                                             2001       2000
                                                          ---------- ----------
Supplemental disclosures:
 Interest paid........................................... $   27,112 $  300,840
 Income taxes paid....................................... $1,388,275 $1,141,000

Supplemental disclosures of non-cash investing and
 financing activities:
 Fair value of net liabilities assumed in connection with
  acquisition of businesses.............................. $1,735,041 $  154,260
 178,035 shares of common stock issued in connections
  with acquisition of business........................... $2,574,442 $      --
 Note payable issued in connection with acquisition of
  business............................................... $      --  $  150,000
 Professional fees accrued in connection with acquisition
  of business............................................ $      --  $  125,913
 Reduction of long-term debt in connection with the
  issuance of 3,906 shares of common stock............... $      --  $   25,003
 Common stock options issued as compensation............. $  170,000 $  170,000
 Common stock issued for services........................ $   37,499 $      --
 Issuance of common stock for note receivable............ $   62,500 $      --
 Note receivable relieved in connection with acquisition
  of business............................................ $  209,337 $      --

        The accompanying notes are an integral part of these statements.

                   SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 2001 and 2000

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


   The Company is a contract research organization with locations in Miami, Florida, Charlotte, North Carolina, Fort Myers, Florida and North Wales, Pennsylvania. The Company provides clinical research, bioanalytical laboratory services and drug development services to pharmaceutical and biotechnology companies and manages clinical trials at multiple sites involving ophthalmology, dermatology and generic drug testing. A majority of the Company's clients are companies based throughout the United States. A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

 Principles of Consolidation and Organization

   The consolidated financial statements include the accounts of SFBC International, Inc. and its wholly-owned subsidiaries South Florida Kinetics, Inc. SFBC Charlotte, Inc. f/k/a SFBC/Pharmaceutical Development Associates, Inc., SFBC Ft. Myers, Inc. and SFBC Analytical Laboratories (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

   Direct costs include all direct costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Changes in job performance and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Due to the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term and the change could be material.

                   SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                          December 31, 2001 and 2000


   Included in accounts receivable are unbilled amounts, which represent revenue recognized in excess of amounts billed. Advance billings represent amounts billed in excess of revenue recognized.

 Cash and Cash Equivalents

   The Company considers all highly liquid investments with a purchased maturity of three months or less to be cash equivalents.

 Property and Equipment

   Property and equipment is recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred.

 Depreciation

   Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets. The range of useful lives is as follows:

        Furniture and fixtures                              7 years
        Machinery and equipment                           5-7 years
        Leasehold improvements   Shorter of remaining life of asset
                                     or remaining term of the lease

 Goodwill

   Goodwill is stated at cost and is amortized on a straight-line basis over 10 years. Accumulated amortization of goodwill as of December 31, 2001 and 2000 is approximately $181,000 and $55,000, respectively.

   The Company evaluates its intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of. This statement requires assessment of impairment of long-lived assets whenever factors, events or changes in circumstances indicate the carrying amount of certain long-lived assets to be held and used may not be recoverable. Assessment of impairment is based on the expected undiscounted cash flows of the assets. If an asset is determined to be impaired, an impairment loss is recognized to the extent the carrying amount of the impaired asset exceeds fair value.

   In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company applied SFAS 141 to its purchase of KeyStone Analytical Laboratories, Inc. in August 2001 (See Note K).

   The Company will adopt SFAS 142 effective January 1, 2002, as required. Annual goodwill amortization of approximately $135,000 will be discontinued, and amortization of newly recognized amortizable intangibles, if any, will commence on January 1, 2002. The Company will perform a transitional fair value based impairment

                   SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                          December 31, 2001 and 2000

test, and if the fair value is less than the recorded value at January 1, 2002, the impairment loss, if any, could be significant and will be reflected as a cumulative effect of a change in accounting principle in the first quarter of 2002.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates.

   The allowance for changes in contracts is an estimate established through reductions to sales while the allowance for doubtful accounts is an estimate established through charges to selling, general and administrative expenses. Management's judgment in determining the adequacy of the allowances is based upon several factors which include, but are not limited to, analysis of subsequent changes to contracts, analysis of delinquent accounts, the nature and volume of the accounts, the payment histories of the accounts and management's judgment with respect to current economic conditions. Management believes that the allowances are set in an amount sufficient to respond to normal business conditions. Given the nature of accounts receivable, it is reasonably possible the Company's estimate of the allowances will change in the near term.

 Concentration of Credit Risk

   Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and trade receivables. The Company, from time to time, maintains cash balances with financial institutions in amounts that exceed federally insured limits. The Company performs services and extends credit based on an evaluation of the customers' financial condition without requiring collateral. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

 Income Taxes

   The Company accounts for income taxes under the liability method according to Statement of Financial Accounting Standards No. 109. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides a valuation allowance against its deferred tax assets when it believes that it is more likely than not that the asset will not be realized.

 Reclassifications

   Certain prior year balances have been reclassified to conform with the current year presentation.

 Fair Value of Financial Instruments

   Financial instruments consist primarily of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and notes payable. At December 31, 2001, the fair value of these instruments approximates the carrying amount of these items due to the short-term maturities of these instruments.

                   SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                          December 31, 2001 and 2000


 Earnings Per Share

   The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires dual presentation of net earnings per share; Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of common stock equivalents. Included in diluted shares are common stock equivalents relating to stock options with a dilutive effect of 665,899 and 92,561 shares of common stock for the years ended December 2001 and 2000, respectively.

   Common stock equivalents representing stock options to purchase 264,500 shares of the Company's common stock with exercise prices ranging from $15.40 to $17.05, outstanding as of December 31, 2001, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the annual average market price of the Company's common stock and thus their inclusion would be anti-dilutive.

 Stock Compensation

   The Company accounts for stock options issued to non-employees, under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation. The Company's issuance of employee stock options is accounted for using the intrinsic value method under APB 25. The Company provides disclosure of certain pro forma information as if the fair value-based method had been applied in measuring compensation expense (see Note J).

 Segment Reporting

   The Company applies Financial Accounting Standards Board Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company has considered its operations and has determined that it operates in a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.

 Advertising Expenses

   Advertising costs are expensed as incurred and are included in selling, general, and Administrative expenses. Total advertising costs in 2001 and 2000 were significant.

 Other Assets

   Other assets consists primarily of identifiable intangible assets of approximately $740,000 related to the acquisition of KeyStone Analytical Laboratories in August 2001. The identifiable intangible assets are being amortized on a straight-line basis over five years. Accumulated amortization as of December 31, 2001 was $55,538.

 New Accounting Pronouncements

   In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 retained substantially all of the requirements of SFAS No. 121 while resolving certain implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management believes the impact of this pronouncement on its operations, if any, will not be material.

                   SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                          December 31, 2001 and 2000


NOTE B--MAJOR CUSTOMERS

   In 2001, one individual customer represented 17% of the Company's consolidated net revenues. There were no sales to individual customers that represented more than 10% of net revenue for the year ended December 31, 2000.

   Individual accounts receivable balances at December 31, 2001 and 2000 in excess of 10% of total accounts receivable are as follows:

                                     2001                       2000
                          -------------------------- --------------------------
                                      % of Accounts              % of Accounts
                            Amount   Receivable, Net   Amount   Receivable, Net
                          ---------- --------------- ---------- ---------------
   Customer A............ $1,320,037       13%       $1,223,770       17%
   Customer B............ $1,181,537       11%       $  741,739       11%

NOTE C--ACCOUNTS RECEIVABLE

   Accounts receivable consisted of the following at December 31, 2001 and 2000:

                                                           2001         2000
                                                        -----------  ----------
   Accounts receivable--billed......................... $ 8,438,678  $5,787,336
   Accounts receivable--unbilled.......................   2,403,678   1,617,236
   Less allowance for changes in contracts.............    (128,138)   (218,603)
   Less allowance for doubtful accounts................    (260,489)   (126,550)
                                                        -----------  ----------
                                                        $10,453,729  $7,059,419
                                                        ===========  ==========

   The activity in the allowance for changes in contracts and allowance for doubtful accounts during the years ended December 31, 2001 and 2000 was as follows:

                                                     Allowance for Allowance for
                                                      Changes in     Doubtful
                                                       Contracts     Accounts
                                                     ------------- -------------
   Balance--January 1, 2000.........................   $140,000      $ 57,838
     Acquisition....................................         --        61,201
     2000 provision.................................     78,603         7,511
                                                       --------      --------
   Balance--December 31, 2000.......................    218,603       126,550
     Acquisitions...................................         --        85,500
     2001 provision.................................     35,397        48,439
     2001 reductions................................   (125,862)           --
                                                       --------      --------
   Balance--December 31, 2001.......................   $128,138      $260,489
                                                       ========      ========

   Accounts receivable are billed when certain milestones defined in customer contracts are achieved. All unbilled accounts receivable are expected to be billed and collected within one year. Advance billings at December 31, 2001 and 2000 amounted to $1,483,216 and $1,590,520, respectively.

                   SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                          December 31, 2001 and 2000


NOTE D--LOANS RECEIVABLE FROM OFFICERS/STOCKHOLDERS

   Loans receivable from officers/stockholders as of December 31, 2001 includes a loan for $108,509 loan related to certain expenses paid by the Company on behalf of its majority stockholder. The loan bears interest at 6% per annum and is due on July 31 2002. No interest payments were made on this loan as of December 31, 2001, however, all accrued interest as of December 31, 2001 was paid in full in March 2002. The balance on this loan as of December 31, 2000 was $102,206 which is reflected as a noncurrent asset in the consolidated balance sheet.

   In connection with the acquisition of KeyStone Analytical Laboratories, Inc.
(KAL) (See Note K), the Company entered into a five-year employment agreement with the former president of KAL. The agreement provides for, among other things, a loan of $1,000,000 repayable in equal installments of $200,000 plus interest of 4.45% per annum on each August 20 commencing in 2002, which is secured by a portion of the common stock issued to him. Provided that the employee serves on a full-time basis, as defined, the Company will annually forgive $200,000 of the outstanding principal balance and accrued interest until the note is fully satisfied. In that regard, the Company is amortizing the note and accrued interest receivable to salaries expense over a five-year period. Accordingly, $200,000 of this loan balance is reflected as a current asset as of December 31, 2001. The remaining current portion of loans receivable from stockholders as of December 31, 2001 represents other loans totalling $55,088 for which there are no formal promissory notes.

   During 2001, one of the company's executive officers exercised employee stock options. In lieu of paying cash of $62,500, the employee issued the Company a promissory note for $62,500 which is unsecured, non interest bearing and due on demand. The $62,500 note receivable is classified as a component of stockholders equity in the December 31, 2001 balance sheet.

NOTE E--PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following at December 31, 2001 and 2000:

                                                              2001       2000
                                                           ----------- --------
   Furniture and fixtures................................. $   306,911 $108,632
   Leasehold improvements.................................     875,888       --
   Machinery and equipment................................   3,560,400  841,123
                                                           ----------- --------
                                                             4,743,199  949,755
   Less accumulated depreciation..........................     814,615  380,875
                                                           ----------- --------
                                                           $ 3,928,584 $568,880
                                                           =========== ========

   Depreciation of property and equipment for the years ended December 31, 2001 and 2000 amounted to $438,264 and $121,009, respectively.

NOTE F--ACCRUED LIABILITIES

   Accrued liabilities consisted of the following at December 31, 2001 and 2000:

                                                            2001        2000
                                                         ----------- ----------
   Salaries and benefits................................ $   543,405 $  719,795
   Professional fees....................................     102,609    109,549
   Volume rebates.......................................     211,846        --
   Other................................................     460,870    260,858
                                                         ----------- ----------
                                                         $ 1,318,730 $1,090,202
                                                         =========== ==========

                   SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                          December 31, 2001 and 2000


NOTE G--NOTES PAYABLE

   Notes payable consisted of the following at December 31, 2001 and 2000:

                                                                 2001    2000
                                                                ------ --------
   Notes payable--stockholders................................. $  --  $ 93,258
   Notes payable--purchase of assets...........................    --    43,521
   Notes payable--purchase of PDA (Note K).....................    --   150,000
   Notes payable--other........................................  8,738  123,956
                                                                ------ --------
                                                                 8,738  410,735
   Less current portion........................................  7,490  252,423
                                                                ------ --------
   Long-term portion........................................... $1,248 $158,312
                                                                ====== ========

 Notes Payable--Stockholders

   In October 1999, approximately $1,150,800 of notes payable--stockholders and accrued interest were converted into 255,736 shares of common stock and warrants to purchase an additional 255,736 shares of common stock at $8.00 per share. As of December 31, 2001, warrants to purchase 89,631 shares of the Company common stock at $8.00 per share are outstanding. The warrants expire in June 2002. The balance at December 31, 2000, represents an unconverted note bearing interest at 10% per annum that was paid in early 2001.

 Notes Payable--Purchase of Assets

   Concurrent with a recapitalization in 1999, the Company issued three notes aggregating $500,000. These notes were paid in full in 2001.

 Notes Payable--Other

   Notes payable--other consists principally of a) a note payable for insurance coverage, bearing interest at approximately 9% per annum with a payment of approximately $16,000 per month, and b) obligations assumed in connection with the acquisition of PDA (see Note K) bearing interest at approximately 12% per annum with payments aggregating approximately $2,300 per month. These notes were paid in full in 2001.

   Interest expense on all indebtedness amounted to $27,112 and $175,470 for the years ended December 31, 2001 and 2000, respectively.

NOTE H--COMMITMENTS

LEASES

   The Company leases its office facilities and certain equipment under non-cancelable operating leases.

   The approximate future minimum annual lease payments under these leases for years subsequent to December 31, 2001 are as follows:

           2002.................................. $   911,000
           2003..................................     896,000
           2004..................................     844,000
           2005..................................     772,000
           2006..................................     706,000
           Thereafter............................   3,711,000
                                                  -----------
                                                  $ 7,840,000
                                                  ===========

   Total rent expense for the years ended December 31, 2001 and 2000 was approximately $923,000 and $568,000, respectively.

                   SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000

Employment Agreements

     The Company has entered into employment agreements with several of its executive officers for periods up to three years. The agreements provide the employees with an annual salary, bonus, and the grant of stock options. Additionally the agreements also provide the employees with an option to terminate their agreement and receive lump sum payments as defined in their respective agreements if there is a change in control of the Company. Change of control is defined in the employment agreements.

NOTE I--INCOME TAXES

   Income taxes for the years ended December 31, 2001 and 2000 consisted of the following:


                                                          2001        2000
                                                       ----------  ----------
   Current:
    Federal........................................... $2,449,466  $1,367,000
    State.............................................    307,931     146,000
   Deferred:
    Federal...........................................   (424,147)   (154,000)
    State.............................................    (57,136)    (17,000)
                                                       ----------  ----------
                                                       $2,276,114  $1,342,000
                                                       ==========  ==========

   The components of the net deferred income tax liability at December 31, 2001 are as follows:

 Deferred Tax Liability--Current

                                                          2001        2000
                                                       ----------  ----------
   Accounts receivable................................ $  183,095  $      --
   Accrued expenses...................................     70,899         --
                                                       ----------  ----------
     Total current assets.............................    253,994         --
   Net temporary differences due to conversion to
    accrual basis from cash basis.....................   (476,707)   (130,000)
                                                       ----------  ----------
     Net current liability............................ $ (222,713) $ (130,000)
                                                       ==========  ==========

 Deferred Tax Liability--Long Term

                                                          2001        2000
                                                       ----------  ----------
   Common Stock options issued as compensation........ $  161,794  $  178,000
   Amortization.......................................        --        7,000
   Deferred rent......................................     17,806         --
                                                       ----------  ----------
     Total noncurrent assets..........................    179,600     185,000
   Net temporary differences due to conversion to
    accrual basis from cash basis.....................   (303,926)   (258,000)
   Depreciation and amortization......................   (109,276)    (36,000)
                                                       ----------  ----------
     Total noncurrent liabilities.....................   (413,202)   (294,000)
                                                       ----------  ----------
     Net noncurrent liability......................... $ (233,602) $ (109,000)
                                                       ==========  ==========

   The major elements contributing to the difference between income taxes and the amount computed by applying the federal statutory tax rate of 34% to earnings before income taxes for the years ended December 31, 2001 and 2000 are approximately as follows:

                                                          2001        2000
                                                       ----------  ----------
   Income taxes statutory rate........................ $2,072,000  $1,154,000
   State income taxes.................................    221,000     122,000
   Permanent differences and other....................    (17,000)     66,000
                                                       ----------  ----------
                                                       $2,276,000  $1,342,000
                                                       ==========  ==========

                   SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                          December 31, 2001 and 2000


NOTE J--EQUITY

   Initial Public Offering
   -----------------------

   In October 2000, the Company completed an initial public offering of 1,250,000 shares of common stock at $8.00 per share and warrants to purchase 709,950 shares of common stock at $0.25 per warrant. The warrants are exercisable at $9.60 per share, expire five years from the date of the offering and are redeemable by the Company under certain conditions, as defined. On July 20, 2001, the Company called for redemption of its publicly traded common stock purchase warrants. There were 709,950 warrants issued and outstanding, which were exercisable by paying the Company $9.60 per share of common stock. In connection therewith, the Company issued 709,321 shares of common stock upon exercise of warrants and redeemed the remaining 629 warrants. The net proceeds of approximately $6,770,000 represented new financing to the Company.

   Secondary Public Offering
   -------------------------

   In December 2001, the Company completed a secondary public offering of 2,000,000 shares of common stock at $16.25 per share. As part of the offering, certain executive officers of the Company also sold 350,000 shares of their common stock. Total proceeds received by the Company net of offering expenses, (which includes $341,250 of commissions paid on behalf of the executive officers), were $29,590,291.

   Stock Based Compensation
   ------------------------

   In June 1999, the Company established a Stock Option Plan (the "Plan") which provides for the Company to issue incentive stock options and non-qualified stock options to employees, directors and outside consultants of the Company. The total number of shares of the Company's common stock originally reserved under the Plan was 700,000, however, in 2001, the number of shares of common stock reserved under the Plan was increased to 1,200,000. In March 2002, the Company's Board of Directors approved and ratified an additional increase of 500,000 shares of common stock under the Plan (subject to shareholder approval), bringing the total number of shares reserved under the Plan to 1,700,000. The issuance and form of the options shall be at the discretion of the Company's board of directors, except that the exercise price may not be less than the fair market value at the time of grant. Generally, the options vest over a three year period and expire in ten years or three months after separation of service, whichever occurs earlier.

   The Company has elected to follow Accounting Principles Board Opinion No.
25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its employee stock options. Under APB 25, because the exercise price of a certain employee's stock options issued prior to the establishment of the Plan was less than the market price of the underlying stock on the date of grant, compensation expense of $170,000 was recognized in both 2001 and 2000. The Company expects to recognize compensation expense of $35,417 in 2002 connection with these options.

   Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation," ("SFAS No. 123") requires the Company to provide pro forma information regarding net earnings and earnings per common share as if compensation cost for the Company's Stock Option Plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The fair value of the options granted in 2001 and 2000 were estimated by using the Black-Scholes pricing model with the following assumptions: (i) expected life of the options of 5 years, (ii) expected volatility in the market price of the Company's common stock of 60% (only for those options granted subsequent to the Company's initial public offering, otherwise no volatility), (iii) no expected dividends, and (iv) a risk free interest rate of 5% in 2001 and a risk free interest rate ranging from 6.00% to 6.50% in 2000.

   Under the accounting provisions of SFAS No. 123, the Company's net earnings, basic earnings per share and diluted earnings per share for the year ended December 31, 2001 would have been approximately $2,826,000, $.69 and $.60, respectively.

   Under the accounting provisions of SFAS No. 123, the Company's net earnings, basic earnings per share and diluted earnings per share for the year ended December 31, 2000 would have been approximately $1,969,000, $0.75 and $0.73, respectively.

   A summary of the Company's stock option activity, and related information for the years ended December 31, 2001 and 2000 is as follows:











                                      2001                       2000
                            -------------------------- -------------------------
                            Weighted -                 Weighted -
                            Number of      Average     Number of     Average
                             Options    Exercise Price  Options   Exercise Price
                            ----------  -------------- ---------- --------------
   Outstanding at January
    1, 2000................   605,000       $ 4.88      514,500       $4.70
    Granted................   544,500        15.02      125,000        6.00
    Exercised..............   (74,166)        1.50          --          --
    Forfeited..............   (11,000)        6.00      (34,500)       6.00
                            ---------                   -------
   Outstanding at December
    31, 2001............... 1,064,334       $10.29      605,000       $4.88
   Exercisable at December
    31, 2001...............   659,495       $ 9.03      277,489       $4.79

     The weighted-average fair value of options granted during 2001 and 2000, using the fair value calculations discussed above was $8.69 per option and $1.88 per option, respectively.

                   SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                          December 31, 2001 and 2000

   The following information applies to options outstanding at December 31, 2001:

                                                                    Options
                                     Options Outstanding          Exercisable
                               ------------------------------- -----------------
                                          Weighted-
                                           Average   Weighted-         Weighted-
                                          Remaining   Average           Average
     Range of                            Contractual Exercise          Exercise
     Exercise Prices            Shares      Life       Price   Shares    Price
   -------------------         --------- ----------- --------- ------- ---------
   $ 1.25-$ 1.25..............    90,000    7.25      $ 1.25    50,000  $ 1.25
   $ 4.56-$ 6.60..............   567,334    6.79      $ 6.16   403,327  $ 6.21
   $ 7.50-$ 9.15..............    80,000    9.18      $ 8.53    16,666  $ 9.15
   $12.80-$12.80..............   125,000    3.78      $12.80   125,000  $12.80
   $15.40-$17.05..............    17,000    9.60      $16.86     2,832  $16.86
   $25.80-$25.80..............   185,000    9.50      $25.80    61,670  $25.80
                               ---------                       -------
                               1,064,334                       659,495
                               =========                       =======

   As part of the Company's initial public offering in October 2000, the Company issued to its underwriter warrants to purchase 62,500 shares of the Company's common stock at $15.76 per share. The warrants expire in October 2005.

Stock Buyback Program
---------------------

   In 2001, the Company's board of directors approved a plan for the Company to buyback 500,000 shares of its common stock. As of December 31, 2001, the Company repurchased 2,000 shares at a total cost of $25,532.

NOTE K--BUSINESS COMBINATIONS

 KeyStone Analytical Laboratories

   On August 20, 2001, the Company acquired all of the outstanding stock of KeyStone Analytical Laboratories, Inc. (KAL), located in North Wales, Pennsylvania. KAL provides complete bioanalytical laboratory services for the testing and analysis of pharmaceutical products. The acquisition was strategically important as it enabled the Company to enter the analytical services market. KAL stockholders received approximately $2,906,000 in cash and 178,035 shares of the Company's common stock, valued at $2,575,000.

   In connection with this acquisition, the Company entered into a five-year employment agreement with the former president of KAL. The agreement provides for, among other things, a loan of $1,000,000 repayable in equal installments of $200,000 plus interest on each August 20 commencing in 2002, which is secured by a portion of the common stock issued to the employee. Provided that the employee serves on a full-time basis, as defined, the Company will annually forgive $200,000 of the outstanding principal balance and accrued interest until the note is fully satisfied. In that regard, the Company is amortizing the note and accrued interest receivable to salaries expense over a five-year period.

   The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities obtained. Goodwill of approximately $3,312,000 is attributable to the general reputation of the business in the communities it serves and the collective experience of the management and other employees, and was recorded as follows:

   Cash consideration paid to the sellers........................ $ 2,906,000
   Common stock issued to the sellers, value at the stock's
    fair market value on the date of acquisition.................   2,575,000
   Acquisition costs.............................................     424,000
                                                                  -----------
     Total consideration.........................................   5,905,000

   Fair value of identifiable assets acquired
     Cash........................................................    (198,000)
     Accounts receivable, net....................................  (2,187,000)
     Other assetes...............................................      (2,000)
     Property and equipment......................................    (724,000)
                                                                  -----------
                                                                   (3,111,000)
   Fair value of liabilities assumed
     Accounts payable............................................     560,000
     Deferred tax liability......................................     698,000
                                                                  -----------
                                                                    1,258,000

   Fair value of employment agreement(1).........................    (590,000)
   Fair value of methodologies purchased(1)......................    (150,000)
                                                                  -----------
     Excess of cost over fair value of net assets acquired;
      goodwill................................................... $ 3,312,000
                                                                  ===========

(1)  Identifiable intangible asset subject to amortization.

   The goodwill of $3,312,000 is not tax deductible for federal income tax purchases.

                   SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                          December 31, 2001 and 2000


   In accordance with SFAS 142, goodwill will not be amortized in the future but will be tested for impairment in accordance with the provisions of the Statement.

   The results of operations of KAL are included in the accompanying consolidated statement of earnings since the date of the acquisition.

 ClinSites/LeeCoast Research Center

   In early 2001, the Company purchased substantially all the assets and certain liabilities of ClinSites/LeeCoast Research Center, Inc. The purchase price was $600,000, less the amount by which the operating liabilities exceeded the operating assets.

   The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. Goodwill of approximately $627,000 is attributable to the general reputation of the business in the communities it serves and the collective experience of the management and other employees, and was recorded as follows:

   Cash consideration paid to the seller........................... $ 302,000
   Release of note receivable......................................   209,000
   Acquisition costs...............................................    27,000
                                                                    ---------
     Total consideration...........................................   538,000

   Fair value of identifiable assets acquired......................  (452,000)
   Fair value of liabilities assumed...............................   541,000
                                                                    ---------
     Excess of cost over fair value of net assets acquired,
      Goodwill..................................................... $ 627,000
                                                                    =========

   The results of operations of ClinSites/LeeCoast Research Center, Inc. are included in the accompanying consolidated statement of earnings since the date of the acquisition.

 Pharmaceutical Development Associates

   On March 15, 2000, the Company acquired substantially all the assets and certain liabilities of Pharmaceutical Development Associates, Inc.(PDA), a clinical research organization located in North Carolina. The aggregate purchase price was $600,000 with possible contingent consideration of up to $1,200,000 based on the adjusted net income of the acquired entity, as defined, and additional possible contingent consideration based on a percentage of revenue from a specific customer.

   The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. Goodwill of approximately $726,000 is attributable to the general reputation of the business in the communities it serves and the collective experience of the management and other employees, and was recorded as follows:

   Cash consideration paid to the seller......................... $   296,000
   Note payable issued to the seller.............................     150,000
   Acquisition costs.............................................     126,000
                                                                  -----------
     Total consideration.........................................     572,000

   Fair value of assets acquired.................................  (1,049,000)
   Fair value of liabilities assumed.............................   1,203,000
                                                                  -----------
     Excess of cost over fair value of net assets acquired,
      Goodwill................................................... $   726,000
                                                                  ===========

                   SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                          December 31, 2001 and 2000


Unaudited Pro Forma Results
---------------------------

   Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the 2001 acquisitions were as follows for the years ended December 31, 2001 and 2000 as if the business combinations had occurred at the beginning of each period presented:

                                                           2001        2000
                                                        ----------- -----------
                                                              (Unaudited)
   Net sales........................................... $34,373,165 $23,491,583
   Net earnings........................................   4,288,066   2,356,673
   Earnings per share--basic...........................        1.02         .79
   Earnings per share--diluted.........................         .88         .77

   The pro forma results do not include amortization expense related to $3,312,000 of goodwill from the KAL acquisition in accordance with SFAS 142.

   The pro forma data is provided for information purposes only and does not purport to be indicative of results which actually would have been obtained if the combinations had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

NOTE L--SUBSEQUENT EVENTS

   On March 4, 2002, the Company entered into a definitive agreement to purchase all of the outstanding stock of a Canadian contract research organization for approximately $30 million, of which $26.7 million was paid in cash and the remaining portion was paid via the issuance of 167,375 shares of the Company's common stock. In addition, in connection with the acquisition, the Company issued stock options to certain key employees of the acquired entity to purchase up to 110,000 shares of the Company's common stock at an exercise price of $23.97 per share. As part of the acquisition, the Company acquired approximately $3 million of cash held by the acquired entity. Due to the recent nature of this acquisition, it was not practicable to provide further disclosure under SFAS 141.