Form 10KSB/A
period 2001-12-31
SFBC INTERNATIONAL INC
filed 2002-04-10
CIK 1089542

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              Form 10-KSB/A No. 1

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

     The purpose of this Amendment No.1 is to add electronic copies of certain portions of schedules to Exhibit 10.13 previously filed in paper pursuant to a temporary hardship exemption, and to refile complete and legible electronic copies of a portion of Schedule 4.12 to Exhibit 10.13 previously filed in electronic format, but of poor quality and in part illegible.

Item 13. Exhibits and Reports on Form 8-K.

(a)  EXHIBIT INDEX


Exhibit
Number    Description
--------  ---------------------------------------------------------------------
2.1       Agreement and Plan of Merger (SFBC Analytical Laboratories, Inc.)/(6)/
3.1       Certificate of Incorporation /(1)/
3.2       First Amendment to Certificate of Incorporation /(1)/
3.3       Certificate of Correction to Certificate of Incorporation /(2)/
3.4       Bylaws /(1)/
3.5       First Amendment to the Bylaws /(2)/
4.1       Form of Common Stock Certificate /(1)/
10.1      Employment Agreement of Arnold Hantman /(4)/
10.2      Employment Agreement of Lisa Krinsky, M.D. /(4)/
10.3      Employment Agreement of Dr. Gregory Holmes /(1)/
10.4      Employment Agreement of D. Scott Davis /(4)/
10.5      Employment Agreement of Dr. Barrie Phillips /(5)/
10.6      Employment Agreement of David Natan (3)
10.7      Form of Employment Agreement of Marc Lebel (3)
10.8      Form of Employment Agreement of Allan Xu(7)
10.9      Form of Employment Agreement of Ray Carr (3)
10.10     Form of Employment Agreement and Addendum thereto of Thomas Pillsworth
          (3)
10.11     Second Amended and Restated 1999 Stock Option Plan(3)
10.12     Asset Purchase Agreement (SFBC Charlotte, Inc.)* (2)
10.13     Share Purchase Agreement (Anapharm)** (3) CE
10.14     Audit Committee Charter (2)
21        Subsidiaries (3)
23.1      Consent of Grant Thornton LLP (3)
23.2      Consent of Kaufman, Rossin & Co (3)

----------------
* Confidential Portions have been omitted and filed separately under an application for Confidential Treatment.
** Confidential Portions of the Schedules have been omitted and filed separately under an application for Confidential Treatment.
CE Electronic copies of certain Schedules to this Exhibit previously filed in paper pursuant to a temporary hardship exemption are being filed in this Form 10-KSB/A No.1.

(1) Contained in Form SB-2 filed on August 17, 1999
(2) Contained in Form SB-2 filed on October 5, 2000
(3) Contained in Form 10-KSB filed on April 1, 2002
(4) Contained in Form SB-2 filed on July 21, 2000
(5) Contained in Form 10-KSB filed April 13, 2001
(6) Contained in Form 8-K/A filed on August 29, 2001
(7) Contained in Exhibit C to the Agreement and Plan of Merger (SFBC Analytical Laboratories, Inc.) which is Exhibit 2.1 to this Form 10-KSB.

(b) One Report on Form 8-K was filed during the last quarter of the period covered by this Report. That Report, filed on November 16, 2001, disclosed that we selected Grant Thornton LLP to replace Kauffman, Rossin & Co. as our independent auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of April, 2002.

                                    SFBC International, Inc.


                                    By: /s/ Lisa Krinsky, M.D.
                                        ----------------------------
                                        Lisa Krinsky M.D., President

                                 EXHIBIT INDEX

The following Schedules are contained in Exhibit 10.13 to the Form 10-KSB filed on April 1, 2002 and found at pages 20 and 21 of Exhibit 10.13.

The schedules to this Exhibit 10.13 as listed below, are an integral part of the Agreement that is Exhibit 10.13:

                 Schedule               Description
                 --------               -----------
                 *   Schedule 1.1(a)    Form of Escrow Agreement CE
                 *   Schedule 3.2       Purchase Price and Escrow Allocation CE
                 *   Schedule 3.7       Allocation of Purchase Price CE
                 Schedule 4.12          Financial Statements**
                 *   Schedule 4.19      Material Suppliers and Customers CE
                 Schedule 4.27          Intellectual Property CE
                 *   Schedule 4.28      Equipment Contracts CE
                 *   Schedule 4.33      Employment Matters CE
                 *   Schedule 4.37      Insurance CE
                 *   Schedule 4.38      Material Contracts CE

*   Confidential Treatment Requested for Portions of these Schedules.

CE Electronic copy of certain Schedules to Exhibit 10.13 previously filed in paper pursuant to a temporary hardship exemption.

**  Portion of Schedule refiled due to initial illegibility.

                  Schedule 4.40            Litigation CE
                  Schedule 4.41            Tax Matters CE
                  *   Schedule 4.42        Tax Data CE
                  *   Schedule 4.46        Trade Allowances CE

*  Confidential Treatment Requested for Portions of these Schedules.

CE Electronic copy of certain Schedules to Exhibit 10.13 previously filed in paper pursuant to a temporary hardship exemption.

                  Schedule 4.40            Litigation CE
                  Schedule 4.41            Tax Matters CE
                  *   Schedule 4.42        Tax Data CE
                  *   Schedule 4.46        Trade Allowances CE
                  Schedule 4.47            Third Party Consents
                  Schedule 4.48            Location of the Assets
                  *   Schedule 4.49        Bank Accounts
                  Schedule 4.50            Powers of Attorney
                  Schedule 4.53            Trials
                  Schedule 7.6             Investment Letter
                  Schedule 7.7             Opinion of Vendors' Counsel
                  Schedule 7.13            Employment Contract
                  Schedule 7.18            Form of Resignation and Release of
                                           Directors and Officers of the Company
                  Schedule 7.21            Employees' Covenants

*  Confidential Treatment Requested for Portions of these Schedules

CE Electronic copy of certain Schedules to Exhibit 10.13 previously filed in paper pursuant to a temporary hardship exemption