Form 10-Q
period 2002-03-31
SFBC INTERNATIONAL INC
filed 2002-05-15
CIK 1089542

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------

                                  FORM 10-QSB


           [X] Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934.


                For the quarterly period ended: March 31, 2002

                          Commission File No. 1-16119

                            -----------------------

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

We had 7,140,100 shares of our common stock outstanding as of May 4, 2002.

Transitional Small Business Disclosure Format (check one):  [_] Yes    [X] No

                                     INDEX

                                                                                                     Page
                                         PART I - FINANCIAL INFORMATION


ITEM 1.          Financial Statements

                 Condensed Consolidated Balance Sheets
                   as of March 31, 2002 and December 31, 2001                                           1

                 Condensed Consolidated Statements of Earnings
                   for the three months ended March 31, 2002 and 2001                                   2

                  Condensed Consolidated Statements of Cash Flows
                   for the three months ended March 31, 2002 and 2001                                 3 - 4

                 Notes to Unaudited Condensed Consolidated Interim Financial Statements               5 - 9

ITEM 2.          Management's Discussion and Analysis of Interim Financial
                   Condition and Results of Operations                                                9 - 14

                                         PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings                                                                      14

ITEM 2.          Change in Securities                                                                   14

ITEM 3.          Defaults upon Senior Securities                                                        15

ITEM 4.          Submission of Matters to a Vote of Security Holders                                    16

ITEM 5.          Other Information                                                                      16

ITEM 6.          Exhibits and Reports on Form 8-K                                                       16

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001
================================================================================

                                    ASSETS          (UNAUDITED)
                                                     March 31,     December 31,
                                                        2002           2001
                                                    ------------   ------------
Current assets
  Cash and cash equivalents                         $ 15,866,016   $ 39,103,139
  Accounts receivable, net                            12,300,934     10,453,729
  Loans receivable from officers/stockholders            365,315        363,517
  Prepaids and other current assets                    4,144,009        289,248
                                                    ------------   ------------
      Total current assets                            32,676,274     50,209,633

Loans receivable from officers                           800,000        800,000

Property and equipment, net                           13,716,017      3,928,584
Goodwill, net                                         20,009,430      4,483,690
Other intangibles,net                                  2,417,947        684,793
Deferred income taxes                                    448,231              -
Other assets-net                                         747,065        376,650
                                                    ------------   ------------
      Total assets                                  $ 70,814,964   $ 60,483,530
                                                    ============   ============


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                  $  4,046,606   $  1,538,903
  Accrued liabilities                                  1,509,016      1,318,730
  Advance billings                                     1,119,244      1,483,216
  Income taxes payable                                   103,103      1,046,420
  Deferred income taxes                                  222,713        222,713
  Notes payable, current portion                       1,328,884          7,490
                                                    ------------   ------------
      Total current liabilities                        8,329,566      5,617,472

Notes payable                                          3,233,522          1,248

Deferred income taxes                                          -        233,602

Commitments                                                    -              -


Stockholders' equity
  Preferred stock, $0.10 par value, 5,000,000
   shares authorized, none issued                              -              -
  Common stock, $0.001 par value; 20,000,000
   shares authorized, 6,858,042 and 6,670,320
   shares issued and outstanding as of
  March 31, 2002 and December 31, 2001                     6,858          6,670
  Additional paid-in capital                          53,204,518     49,913,845
  Retained earnings                                    6,103,000      4,773,193
  Note receivable - officer                              (62,500)       (62,500)
                                                    ------------   ------------
      Total stockholders' equity                      59,251,876     54,631,208
                                                    ------------   ------------

      Total liabilities and stockholders' equity    $ 70,814,964   $ 60,483,530
                                                    ============   ============


The accompanying notes are an integral part of these statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
================================================================================

                                                      2002           2001
                                                  -----------    -----------

Net revenue                                       $ 9,582,555    $ 6,581,977

Costs and expenses
 Direct costs                                       4,861,743      3,814,716
 Selling, general and administrative expenses       2,819,628      1,612,047
                                                  -----------    -----------

        Total costs and expenses                    7,681,370      5,426,723

        Earnings from operations                    1,901,184      1,155,214

Other income (expense)
 Interest income                                      191,010         97,287
 Interest expense                                     (45,719)       (13,688)
                                                  -----------    -----------

        Total other income (expense)                  145,292         83,619
                                                  -----------    -----------

        Earnings before income taxes                2,046,476      1,238,833

Income tax expense                                    716,699        478,000
                                                  -----------    -----------

        Net earnings                              $ 1,329,807    $   760,833
                                                  ===========    ===========

Earnings per share:
 Basic                                            $      0.20    $      0.21
                                                  ===========    ===========
 Diluted                                          $      0.18    $      0.20
                                                  ===========    ===========

Shares used in computing earnings per share:
 Basic                                              6,699,022      3,589,642
                                                  ===========    ===========
 Diluted                                            7,345,152      3,724,342
                                                  ===========    ===========


The accompanying notes are an integral part of these statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS MARCH 31, 2002 AND 2001 (UNAUDITED)
================================================================================

                                                                         2002            2001
                                                                     ------------    ------------
Cash flows from operating activities
 Net earnings                                                        $  1,329,807    $    760,833
 Adjustments to reconcile net earnings to net cash (used in)
  provided by operating activities:
   Depreciation and amortization                                          249,590          77,181
   Common stock options issued as compensation                             35,417          42,500

   Changes in assets and liabilities
     Accounts receivable                                                  556,865         852,459
     Prepaid expenses and other current assets                           (236,141)         85,040
     Other assets                                                         277,532          (9,285)
     Accounts payable                                                    (751,258)        (74,834)
     Accrued liabilities                                                 (149,782)       (150,406)
     Advance billings                                                    (363,972)       (322,533)
     Income taxes payable                                                (943,317)        (16,000)
     Deferred income taxes                                               (681,833)        (50,000)
                                                                     ------------    ------------
Total adjustments                                                      (2,006,899)        434,122
                                                                     ------------    ------------

        Net cash (used in) provided by operating activities              (677,092)      1,194,955
                                                                     ------------    ------------

Cash flows from investing activities
 Cash consideration - acquisitions, net of cash acquired              (22,047,577)       (427,567)
 Purchase of property and equipment                                      (508,783)       (216,855)
 Loans to officers/stockholders                                            (1,798)        (17,643)
                                                                     ------------    ------------
        Net cash used in investing activities                         (22,558,158)       (662,065)

Cash flows from financing activities
 Net proceeds of notes payable - insurance                                      -         (48,230)
 Principal payments on notes payable - purchase of assets                       -         (43,521)
 Principal payments on notes payable                                       (1,873)        (93,258)
 Payments on capital lease obligations                                          -          (6,425)
 Net increase in notes payable - transportation equipment                       -          (1,595)
                                                                     ------------    ------------

        Net cash used in financing activities                              (1,873)       (193,029)

Net (decrease) increase in cash and cash equivalents                  (23,237,123)        339,861

Cash and cash equivalents at beginning of period                       39,103,139       6,787,603
                                                                     ------------    ------------

Cash and cash equivalents at end of period                           $ 15,866,016    $  7,127,464
                                                                     ============    ============

                            See accompanying notes

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE THREE MONTH PERIODS MARCH 31, 2002 AND MARCH 31, 2001(UNAUDITED)
================================================================================

                                                                      2002       2001
                                                                   ----------  --------
Supplemental disclosures:
   Interest paid                                                   $   45,719  $ 23,793
   Income taxes paid                                               $1,706,740  $544,000

Supplemental disclosures of non-cash investing and
  financing activities:
   Fair value of net assets (liabilities) assumed in connection
     with acquisition of businesses                                $  128,613  $(89,423)
   167,375 shares of common stock issued in connection
     with acquisition of business                                  $3,255,443  $
   Professional fees accrued in connection with
     acquisition of business                                       $  413,000  $ 27,324

   Common stock options issued as compensation                     $   35,417  $ 42,500

                            See accompanying notes.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

--------------------------------------------------------------------------------
NOTE 1.   ORGANIZATION AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

          Principles of Consolidation and Organization

          The consolidated financial statements include the accounts of SFBC International, Inc. and its wholly owned subsidiaries South Florida Kinetics, Inc., SFBC Charlotte, Inc., SFBC Ft. Myers, Inc., SFBC Canada Inc. which was formed as a wholly-owned Canadian subsidiary to acquire 100% of the common stock of Anapharm Inc. on March 18, 2002 and SFBC Analytical Laboratories Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.


          Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

          The audited financial statements at December 31, 2001, which are included in the Company's Annual Report on Form 10-KSB, should be read in conjunction with these condensed consolidated financial statements.

--------------------------------------------------------------------------------
NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

          Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting period. Actual results could differ from those estimates.

          The allowance for changes in contracts is an estimate established through reductions to sales while the allowance for doubtful accounts is an estimate established through charges to general and administrative expenses. Management's judgment in determining the adequacy of the allowances is based upon several factors which include, but are not limited to, analysis of subsequent changes to contracts, analysis of delinquent accounts, the nature and volume of the accounts, the payment histories of the accounts, and management's judgment with respect to current economic conditions. Given the nature of accounts receivable, it is reasonably possible the Company's estimate of the allowances will change in the near term.

          Reclassification

          Certain prior year amounts have been classified to conform with the current year presentation.

--------------------------------------------------------------------------------
NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

          Revenue and Cost Recognition

          Revenues from contracts are generally recognized on the percentage-of-completion method of accounting. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level and scope of work. Renegotiated amounts are included in revenue when earned and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement.

          Direct costs include all direct costs related to contract performance. Selling, general and administrative costs are charged to expense as incurred. Changes in job performance and estimated profitability may result in revisions to costs and income, and are recognized in the period in which the revisions are determined. Due to the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term and the change could be material.

          Included in accounts receivable are unbilled amounts, which represent revenue recognized in excess of amounts billed. Advance billings represent amounts billed in excess of revenue recognized.

          Net Earnings Per Share

          The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net earnings per share: Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants to purchase approximately 1,076,957, and, 532,000 shares of common stock for the three month periods ended March 31, 2002 and 2001, respectively less the assumed repurchase of shares in accordance with the treasury stock method of approximately 430,827, and, 397,300 shares for the three month periods ended March 31, 2002 and 2001, respectively.

          New Accounting Pronouncements

          The Company adopted SFAS 142 effective January 1, 2002, as required. Annual goodwill amortization of approximately $135,000 was discontinued. The Company will perform a transitional fair value based impairment test on its goodwill by June 30, 2002, and if the fair value is less than the recorded value at January 1, 2002, the impairment loss, if any, will be reflected as a cumulative effect of a change in accounting principle retroactive to the first quarter of 2002.

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

--------------------------------------------------------------------------------
NOTE 3.   SIGNIFICANT TRANSACTIONS
--------------------------------------------------------------------------------

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

          We acquired 100% of the issued and outstanding stock of Anapharm for approximately $26.8 million in cash and 167,375 shares of common which were valued at $3.3 million dollars plus transaction fees and costs. Anapharm executives, who were also Anapharm stockholders, received approximately 30% of the total consideration including all of the SFBC
          common stock.   Additionally, key Anapharm employees received stock
          options to purchase 110,000 shares of SFBC common stock exercisable at $23.97 per share. The acquisition was accounted for as a purchase in accordance with SFAS 141 resulting in goodwill of approximately $15,525,740, which is attributable to the general reputation of the business and the collective experience of the management and employees. The results of operations of Anapharm from March 18, 2002 through March 31, 2002 are included in the accompanying Condensed Consolidated Statement of Earnings for the three-month period ended March 31, 2002.

          Unaudited Pro Forma Results

          Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the 2002 Anapharm acquisition were as follows for the periods ended March 31, 2002 and March 31, 2001 as if the acquisition had occurred at the beginning of each period presented:

                                            Three Months Ended March 31
                                                2002          2001
                                            ------------  ------------

          Net revenue                        $14,690,681  $11,372,311
          Net earnings                       $ 1,918,219  $ 1,310,019
          Earnings per share - basic         $      0.28  $      0.23
          Earnings per share - diluted       $      0.26  $      0.23


          The pro forma data is provided for information purposes only and does not purport to be indicative of results which actually would have been obtained if the combinations had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

--------------------------------------------------------------------------------
NOTE 4.   GOODWILL AND INTANGIBLE ASSETS
--------------------------------------------------------------------------------


          In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS 142, "Goodwill and Other Intangible Assets", which establishes new accounting and reporting requirements for goodwill and other intangible assets. The new standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer amortized, but are subject to an annual assessment for impairment by applying a fair value based test.

          The Company applied the provisions of SFAS 142 beginning on January 1, 2002 and will perform a transitional fair valued based impairment test on its goodwill by June 30, 2002 and if the fair value is less than the recorded value at January 1, 2002, the impairment loss, if any, will be reflected as a cumulative effect of a change in accounting principle in the first quarter of 2002.

          As of March 31, 2002, the Company has total consolidated goodwill, net of accumulated amortization of $20,009,430, which includes $15,525,740 of goodwill related to the Anapharm acquisition on March 18, 2002.

          The assets acquires and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. The Company has obtained preliminary independent appraisals of the fair values of the acquired property plant and equipment, and identified intangible assets, and their remaining useful lives. Accordingly, the allocation of the purchase price is subject to revision, based on the final determination of appraised and other fair values.

          In connection with adopting SFAS 142, the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company's intangible assets subject to amortization are approximately as follows:

                                                March 31, 2002                December 31, 2001
                                       -------------------------------  ----------------------------
                                          Gross                           Gross
                             Average     Carrying       Accumulated      Carrying      Accumulated
                              Life        Amount        Amortization      Amount       Amortization
                           ----------- ------------    --------------   ----------    --------------
                             (Years)
Methodologies                   4       $  951,000       $ (19,000)      $150,000       $(11,000)
Employment Agreement            5          590,000         (74,000)       590,000        (44,000)
Subject Data-base               5        1,000,000         (30,000)            --             --
                                        ----------       ---------       --------       --------
                                        $2,541,000       $(123,000)      $740,000       $(55,000)
                                        ==========       =========       ========       ========

          Amortization expense for intangible assets during the first quarter of 2002 was $67,026. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

                                                     (In thousands)
          2002....................................      $486,200
          2003....................................       640,200
          2004....................................       640,200
          2005....................................       531,200
          2006....................................       120,147

     The following table adjusts earnings and earnings per share for the adoption of SFAS 142:

                                                                     Three Months Ended March 31,
                                                                   --------------------------------
                                                                      2002                   2001
                                                                   ----------              --------
    Reported net earnings.....................................     $1,329,807              $760,833
    Add: Goodwill amortization, net of tax....................              -                15,900
                                                                   ----------              --------
      Adjusted net earnings...................................     $1,329,807              $776,733

  Basic earnings per share:

    Reported net earnings.....................................     $     0.20              $   0.21
    Add: Goodwill amortization, net of tax....................              -                   .01
                                                                   ----------              --------
      Adjusted net earnings...................................     $     0.20              $   0.22

  Diluted earnings per share:

    Reported net earnings.....................................     $     0.18              $   0.20
    Add: Goodwill amortization, net of tax....................              -                   .01
                                                                   ----------              --------
      Adjusted net earnings...................................     $     0.18              $   0.21


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          As used in the quarterly report on Form 10-QSB, "we", "our", "us", the "Company" and "SFBC" refer to SFBC International Inc and its subsidiaries unless the context otherwise requires.

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

          Overview

          We are a provider of specialized drug development services to the pharmaceutical and biotechnology industries. We specialize in recruiting for and conducting Phase I and Phase II clinical trials involving participants from special populations. Our clients include the largest pharmaceutical manufacturers in the world, biotechnology companies and other drug development services companies which are also our competitors. Our principal operation is located in Miami, Florida and is, we believe, the largest Phase I and Phase II clinical trials facility in the United States. In addition, we provide Phase III clinical trials management services in targeted therapeutic areas and also provide our clients with analytical laboratory services. Our services help reduce the amount of time and expense associated with clinical trials and enable our clients to bring new drugs to the market faster.

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

          With the acquisition of Anapharm we now have a total of more than 750 beds and 12 discrete units. Our facilities are located in the United States in Miami and Ft. Myers, Florida; Charlotte, North Carolina; Philadelphia, Pennsylvania; and in Canada in Montreal and Quebec City. These sites include state-of-the-art-bioanalytical laboratories and a clinical laboratory that we opened in December of 2001. We specialize in geriatrics, pediatrics, post-menopausal women, cardiac disease, diabetes, kidney disease, ophthalmology, HIV and dermatology which includes some of the most challenging special populations. In addition to our core Phase I and Phase II testing for both branded and generic pharmaceutical and biotechnology companies, SFBC provides Phase III and Phase IV trial management services. We also offer central laboratory and bioanalytical services.

          History

          SFBC was organized as a Florida corporation in 1984 and reincorporated in Delaware in 1999.

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

          In February 2001, we acquired Ft. Myers, Florida based LeeCoast Research Center, Inc. a Phase I and Phase II clinical trials operation, which specializes in dermatology and vasoconstrictor studies. In August 2001, we acquired Keystone Analytical Laboratories Inc., an analytical testing and analysis laboratory located in Philadelphia, Pennsylvania.

          In March 2002, we acquired Anapharm, Inc. the largest privately held Canadian provider of drug development services. (See Note 3 to the Condensed Consolidated Financial Statements, "Our Acquisition of Anapharm").

          Results of Operations

          During the first quarter ended March 31, 2001 we had operations in Miami and Charlotte and for one and one-half months in Ft. Myers; in contrast, in the first quarter of this year we had operations in Miami, Charlotte, Ft. Myers and Philadelphia and for one-half a month at Anapharm. All dollar references used in this report are in United States dollars.


          Three Months Ended March 31, 2002 Compared to Three Months ended March
          ----------------------------------------------------------------------
          31, 2001.
          --------

          Net Revenue
          -----------
          Net revenue increased from $6,581,977 to $9,582,555 for the three months ended March 31, 2002, an increase of 45.6% from the corresponding period in the prior year. The increase is primarily attributable to the inclusion in revenue of three months of operations at SFBC Analytical and one-half of a month of operations at Anapharm for the period ended March 31, 2002 compared to zero for the period ended March 31, 2001.

          Gross Profit
          ------------
          Gross profit increased from $2,767,261 to $ 4,720,812 for the three months ended March 31, 2002, an increase of 70.6 % from the corresponding period in the prior year. As a percentage of net revenue, gross profit increased from 42.0 % to 49.3 % for the three months ended March 31, 2002 as compared to the corresponding period in the prior year. The increase in gross profit as a percentage of net revenue is attributable to the inclusion of gross margins from our new bioanalytical business at SFBC Analytical in Pennsylvania which are typically higher than margins in our clinical trials business, and from a change in the mix of our contracts, which will vary from quarter-to-quarter and which could affect our future gross profit margins and gross profits.

          Selling, General and Administrative Expenses
          --------------------------------------------
          Selling, general and administrative expenses increased from $1,612,047 to $2,819,628 for the three months ended March 31,2002, an increase of
          74.9 % over the same period in the prior year. The increase was due to the expansion of our business, our increased marketing efforts and the increased amount of research and development done by Anapharm . As a percentage of net revenue, our general and selling administrative expenses increased from 24.5% to 29.4% for the three months ended March 31, 2002 as compared to the corresponding period in the prior year.

          As a result of the acquisition of Anapharm on March 18, 2002, the Company expects its selling, general and administrative ("S,G&A") expenses as a percentage of revenue to remain at, or near current levels. This is substantially attributable to the nature of Anapharm's business where it employs a higher number of research and development employees and incurs higher S,G&A expenses as a percentage of revenues than our United States subsidiaries. The Canadian government subsidizes a large portion of these additional expenses through issuing Anapharm tax credits. Under United States GAAP these credits are not credited against S,G&A expenses; instead they are credited against income tax expense. The net impact is that our net income is not changed by this accounting treatment while S,G&A expenses as a percentage of revenues will be permanently higher and our effective tax rate will be permanently lower than in the past.

          Net Income
          ----------
          Net income increased from $760,833 to $1,329,807 for the three months ended March 31, 2002, an increase of 74.8% over the same period in the prior year. On a fully diluted basis, our earnings per share decreased from $.20 to $.18 for the three-month period ended March 31, 2002 as compared to the corresponding period in the prior year. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from 3,724,342 to 7,345,152 for the three month period ended March 31, 2002 as compared to the corresponding period in the prior year. The increase in the number of shares resulted primarily from the issuance of 2,000,000 shares of common stock in connection with our secondary offering in December 2001, the exercise of 709,321 warrants in August 2001, and an increase in the Company's share price resulting in more outstanding stock options to be included as common stock equivalents using the treasury method.

          As described above, Anapharm receives certain non-cash tax credits from the government of Canada for incurring research and development expenses. Therefore on a going forward basis, the Company expects its effective tax rate to be between 24.0%-28.0% as compared to the historical tax rate of 35.0% to 38.5%, depending on the amount of the credits and Anapharm's relative contribution to operating income.

          In April 2002 SBFC's chairman and SFBC's chief executive officer agreed to a modification of their employment agreements. Under the previous terms of their employment agreements, the chairman and chief executive officer were entitled to annual bonuses of 5% and 3%, respectively, which were capped at one times their base salary. Under the new terms of their agreements, these officers agreed to a 50% reduction of their bonus percentages to 2 1/2% and 1 1/2%, respectively, capped at one times salary retroactive to January 1, 2002 and waived their combined bonus earned of approximately $82,000 for the three months ended March 31, 2002. In return for reducing their future bonus percentages, the board of directors of SFBC increased the chairman's salary and the chief executive's salary by $25,000 each. Additionally, in April 2002 each of these officers was awarded 60,000 stock options at a strike price of $19.13.

          Liquidity and Capital Resources

          For the three months ended March 31, 2002 net cash used in operating activities was $712,509 compared to $1,194,955 provided by operating activities for the corresponding period in 2001. The decrease was attributable to income tax payments and a decrease in accounts payable in 2002 offset by an increase in net income.

          For 2002, net cash used in investing activities was $22,558,158 compared to $662,065 of net cash used in investing activities during the same period in 2001. The change is primarily due to approximately $22,000,000 of net cash used to purchase Anapharm.

          In the three months ended March 31, 2002, net cash used in financing activities was $1,873 compared to cash of $193,029 used in financing activities for the same period in 2001. The decrease is attributable to payments on notes payable during the three months ended March 31, 2001.

          Working capital was $24,994,656 at March 31, 2002, a decrease of $19,597,505 from December 31, 2001. This decrease is attributable the use of $22,047,577 of net cash to purchase Anapharm on March 18, 2002 offset by an increase in working capital due to net earnings and other operating activities.

          On December 18, 2001 we sold 2,000,000 shares in a secondary offering and received $29,590,201 of net proceeds. On March 18, 2002 we used approximately $26,800,000 of our cash balances to purchase Anapharm. At the time of acquisition Anapharm had approximately

          $4,600,000 of cash on hand. For its fiscal year ended April 30, 2001, Anapharm had cash flow of approximately $4,000,000 from operations. Anapharm expects to have significant cash needs during the next two years. As part of its plan to enhance its business potential, Anapharm intends to acquire at least $2,000,000 of capital equipment. The Company believes that Anapharm's cash flow from operations going forward will be sufficient to fund these capital requirements.

          At May 6, 2002 we had approximately $16,300,000 of cash on hand. Based upon our cash balances and positive cash flows from operations, we believe we have more than enough working capital to meet our operational needs for the next 12 months. We are in the process of seeking a $10,000,000 line of credit to enable us to complete future acquisitions without using a majority of our on-hand cash balances. Except for the possibility of issuing stock related to a potential accretive acquisition, should one arise, we do not anticipate selling any of our common stock during 2002. This does not include the issuance of shares relating to the exercise of any outstanding stock options or warrants. From April 1, 2002 through May 6, 2002 the number of our shares outstanding increased from 6,858,042 to 7,140,000 shares due to the exercise of stock options and warrants.

          Other Matters
          -------------

          In December 2001 we made a loan to our executive-vice president in the amount of $62,500. and in April 2002 an additional $215,000. In May 2002 these loans were repaid in full with interest.

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

          Forward-Looking Statements
          --------------------------

          The statements in this Report relating to our expectations about our future S, G&A expense percentages and tax rates, the possibility of future dilution, the adequacy of our working capital, obtaining a new credit facility, new capital expenditures and future acquisitions are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

          The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) an unanticipated decision to make an acquisition of a substantially larger competitor, which would require us to re-allocate our intended uses of our cash resources;
          (2) our ability to successfully implement our plans for operational and geographical expansion; (3) our ability to successfully achieve and manage the technical requirements of specialized clinical trial services, while maintaining compliance with applicable rules and regulations; (4) our ability to compete nationally in attracting pharmaceutical companies in order to develop additional business; (5) our continued ability to recruit participants for clinical studies; (6) the economic climate nationally and internationally as it affects drug development operations, (7) our ability to integrate and absorb any future acquisitions into our current operational structure, (8)the changing mix of and amount contracts and laboratory services offered, and (9) our ability to obtain an acquisition line of credit on favorable terms with a financial institution to fund potential acquisitions.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see our other filings with the Securities and Exchange Commission.


                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        Not applicable.

Item 2. Changes in Securities

During the quarter ended March 31, 2002, we issued shares of our common stock to the following individuals and corporation upon exercise of options or warrants which were not covered by an effective registration statement but were exempt under Section 4(2) of the Securities Act of 1933:

                                                              Number of
                                                              ---------
Date                                Name                       Shares                 Consideration
----                                ----                       ------                 -------------
February 1, 2002                Robert Dudley                  2,050            Cashless Warrant Exercise


March 8, 2002          George L. May and Linda J. May          1,174            Cashless Warrant Exercise


March 11, 2002             Keith C. Carini, D.D.S.             1,211            Cashless Warrant Exercise


March 18, 2002            Getstion Marc Lebel, Inc.           48,352          Common Stock of Anapharm, Inc.


March 18, 2002                   Marc Lebel                   41,750          Common Stock of Anapharm, Inc.

                                                           Number of
                                                           ---------
Date                                Name                    Shares                    Consideration
----                                ----                    ------                    -------------
March 18, 2002                 Francois Vallee               56,335           Common Stock of Anapharm, Inc.

March 18, 2002                 Guylaine Perron                3,590           Common Stock of Anapharm, Inc.

March 18, 2002                   Eric Masson                  3,590           Common Stock of Anapharm, Inc.

March 18, 2002                 Stephanie Marin                2,991           Common Stock of Anapharm, Inc.

March 18, 2002            Johane Boucher Champagne            5,983           Common Stock of Anapharm, Inc.

March 18, 2002                   Denis Hache                  1,196           Common Stock of Anapharm, Inc.

March 18, 2002             Nicolas Stephen D'Ulise            1,196           Common Stock of Anapharm, Inc.

March 18, 2002                  Jean Couture                  1,196           Common Stock of Anapharm, Inc.

March 19, 2002             H.D. Brous & Co., Inc.            15,861              Cashless Option Exercise


The warrant holders acquired their warrants when the Company converted notes previously issued to the warrant holders.

The March 18, 2002 common stock transfers were consideration for the Company's purchase of the common stock of Anapharm, Inc.

H.D. Brous & Co., Inc. acquired options as compensation for underwriting the Company's initial public offering.


Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K.


        (a)  Exhibit Index


Exhibit
Number   Description
------   ------------------------------------------------------------
 2.1      Share Purchase Agreement (Anapharm)/(1)/
10.1      Employment Agreement of Dr. Marc Lebel/(1)/
10.2      Employment Agreement of David Natan/(1)/
10.3      Employment Agreement of Thomas J. Pillsworth, Jr./(1)/
10.4      Amendment to Employment Agreement of Dr. Allan Xu
10.5      Waiver of Bonus of Lisa Krinsky, M.D.
10.6      Waiver of Bonus of Arnold Hantman

    (1) Contained in Form 10-KSB filed on April 1, 2002.

        (b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 15, 2002 by the undersigned, thereunto duly authorized.


                                  SFBC International, Inc.


                                  /s/ Arnold Hantman
                                  ---------------------------------------
                                  Arnold Hantman, Chief Executive Officer


                                  /s/ David Natan
                                  ----------------------------------------
                                  David Natan, Chief Financial Officer and
                                  Principal Accounting Officer