Form 10QSB
period 2002-06-30
SFBC INTERNATIONAL INC
filed 2002-08-14
CIK 1089542

U.S SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-QSB

              |X| Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                  For the quarterly period ended: June 30, 2002

                           Commission File No. 1-16119
                               ------------------

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


We had 7,066,752 shares of our common stock outstanding as of August 11, 2002.


Transitional Small Business Disclosure Format (check one):  |_| Yes    |X| No


                                                              INDEX

                                                                                                                            Page
                                                    PART I - FINANCIAL INFORMATION
ITEM 1.        Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001                   1

               Condensed Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 2002 and 2001       2
               (unaudited)

               Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001             3 - 4
               (unaudited)

               Notes to Unaudited Condensed Consolidated Interim Financial Statements                                      5 - 8

ITEM 2.        Management's Discussion and Analysis of Interim Financial
                   Condition and Results of Operations                                                                     8 - 12

                                                      PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings                                                                                             12

ITEM 2.        Change in Securities                                                                                          12

ITEM 3.        Defaults upon Senior Securities                                                                               14

ITEM 4.        Submission of Matters to a Vote of Security Holders                                                           14

ITEM 5.        Other Information                                                                                             15

ITEM 6.        Exhibits and Reports on Form 8-K                                                                              15

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001

============================================================================================================

ASSETS                                                                            (UNAUDITED)
                                                                                    June 30,      December 31,
                                                                                      2002           2001
                                                                                   -----------   -----------
Current Assets
     Cash and cash equivalents                                                     $15,695,933   $39,103,139
     Accounts receivable, net                                                       13,927,695    10,453,729
     Income tax receivable                                                             746,125            --
     Loans receivable from officers/stockholders                                       232,196       363,517
     Prepaids and other current assets                                               5,251,159       289,248
                                                                                   -----------   -----------
          Total current assets                                                      35,853,108    50,209,633

Loans receivable from officers                                                         800,000       800,000

Property and equipment, net                                                         13,872,063     3,928,584

Goodwill, net                                                                       19,808,276     4,483,690

Other intangibles, net                                                               2,878,125       684,973

Deferred income taxes                                                                  672,969            --

Other assets, net                                                                      292,790       376,650
                                                                                   -----------   -----------
          Total assets                                                             $74,177,331   $60,483,530
                                                                                   ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                              $4,751,641    $1,538,903
     Accrued liabilities                                                            1,602,972     1,318,730
     Advance billings                                                                 765,102     1,483,216
     Income taxes payable                                                                  --     1,046,420
     Deferred income taxes                                                            222,713       222,713
     Notes payable, current portion                                                 1,394,300         7,490
                                                                                   -----------   -----------
          Total current liabilities                                                  8,736,728     5,617,472
Notes payable                                                                        3,045,386         1,248
Deferred income taxes                                                                       --       233,602
Commitments                                                                                 --            --
Stockholders' equity
     Preferred stock. $0.10 par value, 5,000,000 shares authorized, none issued             --            --
     Common stock, $0.001 par value, 20,000,000 shares authorized, 7,173,052 and
        6,670,320 shares issued and outstanding as of June 30, 2002 and
        December 31, 2001                                                                7,173         6,670

Additional paid-in capital                                                          54,708,208    49,913,845
Retained earnings                                                                    7,458,036     4,773,193
Note receivable - officer                                                                   --       (62,500)
Accumulated other comprehensive earnings                                               221,800            --
                                                                                   -----------   -----------
          Total stockholders' equity                                                62,395,216    54,631,208
                                                                                   -----------   -----------
          Total liabilities and stockholders' equity                               $74,177,331   $60,483,530
                                                                                   ===========   ===========

The accompanying notes are an integral part of these statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

================================================================================================================

                                                         Three Months Ended              Six Months Ended
                                                              June 30,                        June 30,
                                                        2002            2001            2002            2001
                                                    ------------    ------------    ------------    ------------
Net revenue                                         $ 14,720,863    $  7,571,122    $ 24,303,419    $ 14,153,099
Costs and expenses
     Direct costs                                      8,454,030       4,311,373      13,315,774       8,126,089
     Selling, general and administrative expenses      4,766,890       1,935,081       7,597,955       3,547,128
                                                    ------------    ------------    ------------    ------------
         Total costs and expenses                     13,220,920       6,246,454      20,913,729      11,673,217
         Earnings from operations                      1,499,943       1,324,668       3,389,690       2,479,882
Other income (expense)
     Interest income                                     112,036          88,885         297,296         186,172
     Interest expense                                    (87,022)         (9,599)       (115,554)        (23,267)
                                                    ------------    ------------    ------------    ------------
         Total other income (expense)                     25,014          79,286         181,742         162,905
                                                    ------------    ------------    ------------    ------------
         Earnings before taxes                         1,524,957       1,403,954       3,571,432       2,642,787

Income tax expense                                       169,919         536,000         886,589       1,014,000
                                                    ------------    ------------    ------------    ------------
         Net earnings                               $  1,355,038    $    867,954    $  2,684,843    $  1,628,787
                                                    ============    ============    ============    ============
Earnings per share:
     Basic                                          $       0.19    $       0.24    $       0.39    $       0.45
                                                    ============    ============    ============    ============
     Diluted                                        $       0.18    $       0.19    $       0.36    $       0.40
                                                    ============    ============    ============    ============
Shares used in computing earnings per share:
     Basic
                                                       7,079,480       3,599,815       6,890,302       3,594,785
                                                    ============    ============    ============    ============
     Diluted                                           7,459,428       4,489,414       7,404,560       4,116,236
                                                    ============    ============    ============    ============


The accompanying notes are an integral part of these statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001(UNAUDITED)

===================================================================================================================

                                                                                           2002            2001
                                                                                       ------------    ------------
Cash flows from operating activities
   Net earnings                                                                           2,684,845       1,628,786
   Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                        1,024,607         181,549
     Common stock options issued as compensation                                             35,417          85,000
     Common stock issued as compensation                                                         --           5,400
     Changes in assets and liabilities
       Accounts receivable                                                               (1,069,896)       (858,361)
       Income tax receivable                                                               (746,125)             --
       Prepaid expenses and other current assets                                           (695,343)        293,764
       Other assets                                                                        (163,241)        (72,424)
       Accounts payable                                                                     (46,223)       (183,880)
       Accrued liabilities                                                                  (55,826)        342,618
       Advance billings                                                                    (718,114)       (154,096)
       Income taxes payable                                                              (1,046,420)       (126,000)
       Deferred income taxes                                                               (906,571)       (104,000)
                                                                                       ------------    ------------
Total adjustments                                                                        (4,387,735)       (590,430)
                                                                                       ------------    ------------
         Net cash (used in) provided by operating activities                             (1,702,890)      1,038,356
                                                                                       ------------    ------------
Cash flows from investing activities
   Cash consideration - acquisitions, net of cash acquired                              (22,047,577)       (427,567)
   Purchase of property and equipment                                                    (1,229,971)       (946,938)
   Loans to officers/stockholders                                                           131,321              --
                                                                                       ------------    ------------
         Net cash used in investing activities                                          (23,146,227)     (1,374,505)

Cash flows from financing activities
   Net proceeds on notes payable - insurance                                                     --         (94,481)
   Principal payments on notes payable - purchase of assets                                      --         (43,521)
   Principal payments on notes payable - stockholders                                       (62,093)        (93,258)
   Principal payments on notes payable - purchase of company                                     --        (150,000)
   Payments on capital lease obligations                                                         --         (19,615)
   Net (decrease) increase in notes payable - transportation equipment
   Proceeds from the issuance of common stock                                             1,504,004          37,610
                                                                                       ------------    ------------
         Net cash provided by (used in) financing activities                              1,441,911        (363,265)

Net decrease in cash and cash equivalents                                               (23,407,206)       (699,414)

Cash and cash equivalents at beginning of period                                         39,103,139       6,787,603
                                                                                       ------------    ------------
Cash and cash equivalents at end of period                                             $ 15,695,933    $  6,088,189
                                                                                       ============    ============

                             See accompanying notes.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001(UNAUDITED)

=============================================================================================================================

                                                                                                        2002         2001
                                                                                                        ----         ----
Supplemental disclosures:
       Interest paid                                                                                 $   115,554   $   27,767
       Income taxes paid                                                                             $ 2,844,897   $1,244,000
Supplemental disclosures of non-cash investing and finance activities:
       Fair value of net assets (liabilities) assumed in connection with acquisition of businesses   $12,104,260   $  (89,423)
       168,375 shares of common stock issued in connection with acquisition of business              $ 3,255,443   $       --
       Professional fees accrued in connection with acquisition of business                          $   658,362   $   27,324
       Common stock options issued as compensation                                                   $    35,417   $   85,000
       Common stock issued as compensation                                                           $        --   $    5,400


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

             Basis of Presentation

             The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments are of a normal recurring nature. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2002.

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

             Reclassification

             Certain prior year amounts have been classified to conform to the current year presentation.

             Revenue and Cost Recognition

             Revenues from contracts are generally recognized on the percentage-of- completion method of accounting. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level and scope of work. Renegotiated amounts are included in revenue when earned and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement.

-------------------------------------------------------------------------------
NOTE 2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
-------------------------------------------------------------------------------

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

             Net Earnings Per Share

             The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net earnings per share: Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants to purchase approximately 824,013, and 950,485 shares of common stock for the three month and six month periods ended June 30, 2002, and 1,852,890 and 963,291 shares for the three and six months ended June 30, 2001, respectively; less the assumed repurchase of shares in accordance with the treasury stock method of approximately 444,065 and 436,227 shares for the three and six-month periods ended June 30, 2002 and 963,291 and 684,483 shares for the three and six month periods ended June 30, 2001, respectively.

             On July 17, 2002, the Company announced a common stock buyback plan of up to 750,000 shares. As of August 6, 2002, the Company had purchased 106,300 shares in various open market purchases at an average price of approximately $9.41 per share, or a total expenditure of approximately $1,000,000. The Company may continue to purchase its shares, or may discontinue the buyback at any time depending on the selling price of common stock, the viability of potential acquisition targets, and the Company's cash flows from operations and on hand cash balances.

             New Accounting Pronouncements

             The Company adopted SFAS 142 effective January 1, 2002, as required. Annual goodwill amortization of approximately $135,000 was discontinued. The Company is in the process of performing a transitional fair value based impairment test on its goodwill by, and if the fair value is less than the recorded value at January 1, 2002, the impairment loss, if any, will be reflected as a cumulative effect of a change in accounting principle retroactive to the first quarter of 2002.

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


--------------------------------------------------------------------------------
NOTE 3.         SIGNIFICANT TRANSACTIONS
--------------------------------------------------------------------------------

             Our Acquisition of Anapharm

             On March 18, 2002, we acquired 100% of the capital stock of Anapharm, Inc. (Anapharm), which was the largest privately held Canadian provider of drug development services. Anapharm derives approximately 50% of its revenues from each of Phase I clinical trials and bioanalytical laboratory services. Anapharm also owns 49% of Danapharm, Inc., an Ontario, Canada based corporation specializing in Phase III and IV clinical trials. All dollar references in this Report are in United States dollars.

             We acquired 100% of the issued and outstanding stock of Anapharm for approximately $26.8 million in cash and 167,375 shares of common which were valued at $3.3 million dollars plus transaction fees and costs. Anapharm executives, who were also Anapharm stockholders, received approximately 30% of the total consideration including all of the SFBC common stock. Additionally, key Anapharm employees received stock options to purchase 110,000 shares of SFBC common stock exercisable at $23.97 per share. The acquisition was accounted for as a purchase in accordance with SFAS 141 resulting in goodwill of approximately $15,324,586, which is attributable to the general reputation of the business and the collective experience of the management and employees. The results of operations of Anapharm from March 18, 2002 through June 30, 2002 are included in the accompanying Condensed Consolidated Statement of Earnings for the three-month and six-month periods ended June 30, 2002.

             Unaudited Pro Forma Results

             Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the 2002 Anapharm acquisition were as follows for the periods ended June 30, 2002 and June 30, 2001 as if the acquisition had occurred at the beginning of each period presented:

                                      Three Months Ended June 30                 Six Months Ended June 30
                                  -------------------------------          -------------------------------------
                                        2002             2001                 2002            2001
                                        ----             ----                 ----            ----

             Net revenue          $   14,720,863   $   13,229,704       $   29,411,544   $   24,602,015
             Net earnings         $    1,355,038   $    1,681,194       $    3,273,257   $    2,991,213
             Earnings per share   $          .19   $          .30       $         .48    $          .53
             - basic
             Earnings per share   $          .18   $          .26       $         .44    $          .49
             - diluted

             The pro forma data is provided for information purposes only and does not purport to be indicative of results that actually would have been obtained if the acquisition had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

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

             The Company applied the provisions of SFAS 142 beginning on January 1, 2002 and is in the process of performing a transitional fair valued based impairment test on its goodwill and if the fair value is less than the recorded value at January 1, 2002, the impairment loss, if any, will be reflected as a cumulative effect of a change in accounting principle in the first quarter of 2002.

             As of June 30, 2002, the Company has total consolidated goodwill, net of accumulated amortization of $19,808,276, which includes $15,324,586 of goodwill related to the Anapharm acquisition on March 18, 2002.

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

             In connection with adopting SFAS 142, the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company's intangible assets subject to amortization are approximately as follows:

                                                        June 30, 2002          December 31, 2001
                                                        -------------          -----------------
                                          Gross     Gross
                                          Average  Carrying   Accumulated     Carrying   Accumulated
                                           Life     Amount    Amortization     Amount    Amortization
                                        --------  ----------   ----------   ------------  ----------
                                          (Years)
             Methodologies                   4    $1,721,000   $ (163,000)   $  150,000   $  (11,000)
             Employment Agreement            5       590,000     (104,000)      590,000      (44,000)
             Subject Data-base               4       900,000      (66,000)           --           --
                                                  ----------   ----------    ----------   ----------
                                                  $3,211,000   $ (333,000)   $  740,000   $  (55,000)

             Amortization expense for intangible assets during the three and six-month period ended June 30, 2002 were $209,875 and $277,875, respectively. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

                                                                                                   (In thousands)
               2002....................................................................               $ 685,244
               2003....................................................................                 825,571
               2004....................................................................                 825,571
               2005....................................................................                 694,738
               2006....................................................................                 142,625

       The following table adjusts earnings and earnings per share for the adoption of SFAS 142:

                                                                            Three months ended,            Six months ended,
                                                                         2002              2001            2002           2001
                                                                         ----              ----             ----          ----
        Reported net earnings ...................................   $   1,355,038     $     867,964   $   2,684,843   $   1,628,787
        Add: Goodwill amortization, net of tax ..................              --     $       4,700              --   $      20,600
          Adjusted net earnings .................................   $   1,355,038     $     872,644   $   2,684,843   $   1,649,387
     Basic earnings per share:
        Reported net earnings ...................................   $        0.19     $        0.24   $        0.39   $        0.45
        Add: Goodwill amortization, net of tax ..................              --     $          --              --   $        0.01
          Adjusted net earnings .................................   $        0.19     $        0.24   $        0.39   $        0.46
     Diluted earnings per share:
        Reported net earnings ...................................   $        0.18     $        0.19   $        0.36   $        0.40
        Add: Goodwill amortization, net of tax ..................              --     $          --              --   $          --
          Adjusted net earnings .................................   $        0.18     $        0.19   $        0.36   $       .0.40


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

             With the acquisition of Anapharm we now have a total of more than 750 beds and 12 discrete units. Our facilities are located in the United States in Miami and Ft. Myers, Florida; Charlotte, North Carolina; Philadelphia, Pennsylvania; and in Canada in Montreal and Quebec City. These sites include state-of-the-art-bioanalytical laboratories and a clinical laboratory that we opened in December of 2001. We specialize in geriatrics, pediatrics, post-menopausal women, cardiac disease, diabetes, kidney disease, ophthalmology, HIV and dermatology which include some of the most challenging special populations. In addition to our core Phase I and Phase II testing for both branded and generic pharmaceutical and biotechnology companies, SFBC provides Phase III and Phase IV trial management services. We also offer central laboratory and bioanalytical services.

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

             In February 2001, we acquired Ft. Myers, Florida based LeeCoast Research Center, Inc. a Phase I through Phase IV clinical trials operation, which specializes in dermatology and vasoconstrictor studies. In August 2001, we acquired Keystone Analytical Laboratories Inc., an analytical testing and analysis laboratory located in Philadelphia, Pennsylvania.

             In March 2002, we acquired Anapharm, Inc. the largest privately held Canadian provider of drug development services. (See Note 3 to the Condensed Consolidated Financial Statements, "Our Acquisition of Anapharm").

             Results of Operations

             During the first six months ended June 30, 2001 we had operations in Miami and Charlotte and for four and one-half months in Ft. Myers. In contrast, during the same six months during 2002 we had operations in Miami, Charlotte, Ft. Myers and Philadelphia and for three and one-half months at Anapharm. All dollar references used in this report are in United States dollars.

             Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001.
             -------------------------------------------------------------------

             Net Revenue
             -----------

             Net revenue increased from $7,571,122 to $14,720,863 for the three months ended June 30, 2002 and from $14,153,099 to $24,303,419 for the six months ended June 30, 2002, an increase of 94.4% and 71.7% respectively from the corresponding periods in the prior year. The increase for both the three and six month periods is primarily attributable to the inclusion in revenue of six months of operations at SFBC Analytical and three and one-half months of operations at Anapharm for the period ended June 30, 2002 compared to zero for the same three and six month periods ended June 30, 2001.This was partially offset by a decrease in revenues at our Miami facility, on a comparable basis. The net revenues in Miami for the three-month period ended June 30, 2002 were impacted by the postponement of approximately $2,000,000 in contract revenue.

             On a proforma basis, if the Company had owned all of its subsidiaries as of January 1, 2001, net revenue for the six-month period ended June 30, 2002 increased approximately 9.8% over same six-month period ended June 30, 2001.

             Gross Profit
             ------------

             Gross profit increased from $3,259,749 to $6,266,833 for the three months ended June 30, 2002 and from $6,027,010 to $10,987,645 for the six months ended June 30, 2002, an increase of 92.2% and 82.3% respectively from the corresponding periods in the prior year. As a percentage of net revenue, gross profit decreased from 43.1 % to
             42.6 % for the three months ended June 30, 2002 and increased from 42.6% to 45.2% for the six months ended June 30, 2002 as compared to the corresponding periods in the prior year. The decrease for the three month period ended June 30, 2002 compared to the same period in 2001 is primarily attributable to the inclusion of Anapharm gross profits percentages which were slightly below our historical level prior to the Anapharm acquisition, the postponement of approximately $2,000,000 in higher margin Phase I Miami contracts, and an increase in lower margin Phase III business as a ratio of overall business, offset by the inclusion of higher margin bioanalytical business at SFBC Analytical in Philadelphia which was acquired in August 2001.

             The increase in gross profit as a percentage of net revenue for the six months ended June 30, 2002 compared to the same period in 2001 is primarily attributable to the inclusion of gross margins from at SFBC Analytical which are typically higher than margins in our clinical trials business.

             On a going forward basis the mix of our contracts, will vary from quarter-to-quarter. This will impact our future profit margins and gross profit comparisons to historical levels. . For the remaining six months of 2002 we anticipate that the gross margin will be approximately 45%.

             Selling, General and Administrative Expenses
             --------------------------------------------

             Selling, general and administrative expenses (S, G&A) increased from $1,935,081 to $4,766,890 for the three months ended June 30,2002 and from $3,547,128 to $7,597,955 for the six months ended June 30, 2002, an increase of 146.3% and 114.2%, respectively, over the same periods in the prior year. As a percentage of net revenue, our S, G&A expenses increased from 25.6% to 32.4% for the three months ended June 30, 2002 and from 25.1% to 31.3% for the six months ended June 30, 2002 as compared to the corresponding periods in the prior year.

             The increase for both periods is primarily due to the expansion of our business, our increased marketing efforts and the inclusion of Anapharm's S, G&A expenses. Additionally during the three months ended June 30, 2002, the Company incurred $90,000 of one-time acquisition related expenses and a foreign exchange loss of $145,000 at Anapharm due to the decline of the US dollar against the Canadian dollar on several long-term contracts Anapharm had entered into. These amounts have been included in S, G&A expenses. The Company anticipates that it will not incur any significant additional foreign exchange losses for the remainder of the current year, however, there can be no assurances.

             As a result of the acquisition of Anapharm on March 18, 2002, the Company expects its S, G &A expenses as a percentage of revenue to remain at, or near current levels. This is primarily attributable to the nature of Anapharm's business where it employs a higher number of research and development employees and incurs higher S, G&A expenses as a percentage of revenues than our United States subsidiaries. In Canada the government subsidizes a large portion of these additional expenses through issuing Anapharm tax credits. Under United States GAAP these credits are not credited against S, G&A expenses; instead they are credited against income tax expense. The net impact is that our net income is not changed by this accounting treatment while S, G&A expenses as a percentage of revenues will be permanently higher and our effective tax rate will be permanently lower than in the past.

             Net Income
             ----------

             Net income increased from $867,954 to $1,355,038 for the three months ended June 30, 2002 and from $1,628,787 to $2,684,845 for the six months ended June 30, 2002, an increase of 56.1% and 64.8% respectively over the same periods in the prior year. On a fully diluted basis, our earnings per share decreased from $.19 to $.18 for the three-month period ended June 30, 2002 and from $.40 to $.36 for the six-month period ended June 30, 2002 as compared to the corresponding periods in the prior year. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from 4,489,414 to 7,459,428 for the three month period ended June 30, 2002 and from 4,116,236 to 7,404,560 for the six month period ended June 30, 2002 as compared to the corresponding periods in the prior year. The increase in the number of shares resulted primarily from the issuance of 2,000,000 shares of common stock in connection with our secondary offering in December 2001, the exercise of 709,321 warrants in August 2001, the issuance of approximately 167,000 shares in connection with the Anapharm acquisition, and the exercise of approximately 300,000 warrants and options between April 2002 and May 2002 and an increase in the Company's share price resulting in an increase in the dilutive effect from the outstanding stock options to be included as common stock equivalents using the treasury method.

             On July 17, 2002, the Company announced a common stock buyback plan of up to 750,000 shares. As of August 6, 2002, the Company had purchased 106,300 shares in various open market purchases at an average price of approximately $9.41 per share, or a total expenditure of approximately $1,000,000. The Company may continue to purchase its shares, or may discontinue the buyback at any time depending on the selling price of common stock, the viability of potential acquisition targets, and the Company's cash flows from operations and on hand cash balances.

             The Company's effective tax rate for the three-month period ended June 30, 2002 was 11.1% compared to 38.2% for the same period in 2001. This decrease is primarily attributable to Anapharm's strong operating results as a ratio of overall consolidated net income and Anapharm's significantly lower tax rate, compared to the non-inclusion of Anapharm during the same period in 2001. For the six months ended June 30, 2002, the Company's effective tax rate was 24.8% compared to 38.4% for the same period in 2001. The decrease is attributable to the inclusion of Anapharm operations for the period March 18, 2002 through June 30, 2002 compared to the non-inclusion of Anapharm during the same period in 2001. As described throughout this report, Anapharm receives significant certain non-cash tax credits from the government of Canada for incurring research and development expenses. These credits lower the Company's effective tax rate. The Company expects the nature of Anapharm's business and the generation of significant tax credits to continue, however, there can be no assurance on the amount of these credits on a quarterly or annual basis.

             On a going forward basis, the Company expects its effective tax rate to be between 22.0%-26.0% as compared to the historical tax rate of 35.0% to 38.5% (based upon earnings in the United States only), The effective tax rate will be dependent on the amount of the credits Anapharm receives and Anapharm's relative contribution to consolidated operating net income.

             In April 2002 SFBC's chairman and SFBC's chief executive officer agreed to a modification of their employment agreements. Under the previous terms of their employment agreements, the chairman and chief executive officer were entitled to annual bonuses of 5% and 3% of pre-tax income, respectively, which were capped at one times their base salary. Under the new terms of their agreements, these officers agreed to a 50% reduction of their bonus percentages to 2 1/2% and 1 1/2%, respectively, capped at one times salary retroactive to January 1, 2002 and waived their combined bonus earned of approximately $82,000 for the three months ended March 31, 2002. In return for reducing their future bonus percentages, the board of directors of SFBC increased the chairman's salary and the chief executive's salary by $25,000 each. Additionally, in April 2002 each of these officers were awarded 56,200 stock options at a strike price of $19.13. The Company properly accrued these bonuses in accordance with these employment agreements for the three month period ended June 30, 2002.

             Liquidity and Capital Resources
             -------------------------------

             For the six months ended June 30, 2002 net cash used in operating activities was $1,702,890 compared to $1,038,356 provided by operating activities for the corresponding period in 2001. The decrease is attributable to income tax payments and an increase in accounts receivable, offset by an increase in net operations.

             For 2002, net cash used in investing activities was $23,146,227 compared to $1,374,505 of net cash used in investing activities during the same period in 2001. The change is primarily due to approximately $22,000,000 of net cash used to purchase Anapharm.

             In the six months ended June 30, 2002, net cash provided in financing activities was $1,441,911 compared to cash of $363,265 used in financing activities for the same period in 2001. The increase is primarily attributable to proceeds from the exercise of stock options.

             Working capital was $27,116,380 at June 30, 2002, a decrease of $17,475,781 from December 31, 2001. This decrease is attributable the use of $22,047,577 of net cash to purchase Anapharm.

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

             At August 13, 2002 we had approximately $14,265,000 of cash on hand. Based upon our cash balances and positive cash flows from operations, we believe we have more than enough working capital to meet our operational needs for the next 12 months. We are in the process of finalizing a $10,000,000 line of credit to enable us to complete future acquisitions if our on hand cash balances are not sufficient to fund the potential acquisition. Except for the possibility of issuing stock related to a potential accretive acquisition, should one arise, we do not anticipate selling any of our common stock during 2002. This does not include the issuance of shares relating to the exercise of any outstanding stock options or warrants. From April 1, 2002 through May 6, 2002 the number of our shares outstanding increased from approximately 6,858,000 to 7,140,000 shares due to the exercise of stock options and warrants.

             On July 17, 2002, the Company announced a common stock buyback plan of up to 750,000 shares. As of August 6, 2002, the Company had purchased 106,300 shares in various open market purchases at an average price of approximately $9.41 per share, or a total expenditure of approximately $1,000,000. The Company may continue to purchase its shares, or may discontinue the buyback at any time depending on the selling price of common stock, the viability of potential acquisition targets, and the Company's cash flows from operations and on hand cash balances.

             Other Matters
             -------------

             In December 2001 we made a loan to our executive-vice president in the amount of $62,500 and in April 2002 an additional $215,000. In May 2002 these loans were repaid in full with interest. In June 2002, our Audit Committee extended the due date on the $97,226 loan we made to Dr. Lisa Krinsky in 1999, from August 1, 2002 to August 1, 2003.

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

             Forward-Looking Statements
             --------------------------

             The statements in this Report relating to our expectations about our future gross margins, S,G&A expense percentages and tax rates and credits, the reduction of significant foreign exchange losses at Anapharm, the possibility of future dilution, the adequacy of our working capital, finalizing a new credit facility, new capital expenditures and future acquisitions are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

             The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) an unanticipated decision to make an acquisition of a substantially larger competitor, which would require us to re-allocate our intended uses of our cash resources; (2) our ability to successfully implement our plans for operational and geographical expansion; (3) our ability to successfully achieve and manage the technical requirements of specialized clinical trial services, while maintaining compliance with applicable rules and regulations; (4) our ability to compete nationally in attracting pharmaceutical companies in order to develop additional business; (5) our continued ability to recruit participants for clinical studies; (6) the economic climate nationally and internationally as it affects drug development operations, (7) our ability to integrate and absorb any future acquisitions into our current operational structure, (8) the changing mix of, and the amount contracts and laboratory services offered, (9) our ability to continue to generate tax credits at Anapharm to lower the effective tax rate and (10) our ability to finalize an acquisition line of credit on favorable terms with a financial institution to fund potential acquisitions.

             We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see our other filings with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


ITEM 1. Legal Proceedings

             In July 2002 the Company filed suit against Eisai, Inc. in the Circuit Court for the Eleventh Judicial Circuit of Florida. The suit seeks the payment of Two Hundred and Two Thousand Four Hundred Seventy Five Dollars ($202,475.00) together with interest which Eisai, Inc. failed to pay in accordance with a contract for services. The Company provided the services required pursuant to the contract under the supervision of the defendant and in accordance with the protocols supplied. Eisai, Inc. has not yet filed an Answer and has requested and received leave for an extension of time to file same.


ITEM 2. Changes in Securities

              During the six months ended June 30, 2002, we issued shares of our common stock to the following individuals and corporation upon exercise of options or warrants which were not covered by an effective registration statement but were exempt under Section 4(2) of the Securities Act of 1933:

                                                                              Number of
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

              March 18, 2002                 Johane Boucher Champagne            5,983         Common Stock of Anapharm, Inc.

              March 18, 2002                        Denis Hache                  1,196         Common Stock of Anapharm, Inc.

              March 18, 2002                  Nicolas Stephen D'Ulise            1,196         Common Stock of Anapharm, Inc.

              March 18, 2002                       Jean Couture                  1,196         Common Stock of Anapharm, Inc.

              March 19, 2002                  H.D. Brous & Co., Inc.            15,861         Cashless Warrant Exercise

              April 1, 2002                   H.D. Brous & Co., Inc.            16,667         Cashless Warrant Exercise

              April 18, 2002                     David M. Kushner                3,906         $9.60 Warrant Exercise

              April 19, 2002                       Joanne B. May                 2,715         Cashless Warrant Exercise

              May 9, 2002                         Joseph E. Webb                 5,672         Cashless Warrant Exercise

              May 17, 2002                          Jerry Nash                   2,611         Cashless Warrant Exercise

              June 6, 2002             Harold T. George and Ruth B. George,      3,599         Cashless Warrant Exercise
                                                     TTEE UAD

              June 6, 2002                          Jerry Frost                  2,505         CashlessWarrant Exercise

              June 6, 2002                      Robert P. Bisaillon              1,896         Cashless Warrant Exercise

              June 11, 2002                       Carl J. Wallace                1,849         Cashless Warrant Exercise

              June 13, 2002                      Frank L. Jenkins                1,532         Cashless Warrant Exercise

              June 13, 2002                       Dennis D. Glass                3,727         Cashless Warrant Exercise

              June 18, 2002               Harold and Marilyn F. Chalmers        16,473         Cashless Warrant Exercise

              June 18, 2002                         Leo Watkins                  3,856         Cashless Warrant Exercise

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


ITEM 4.  Submission of Matters to a Vote of Security Holders

             On June 24, 2002, we held our annual meeting of stockholders. The stockholders approved the following matters:

             1. The election of the five nominees to serve on the Board of Directors for a term of one year, or until their respective successors are duly elected and qualified.

                  Directors                    For                     Withheld
                  --------------------------------------------------------------
                  Lisa Krinsky, MD           5,314,978                  310,749
                  Arnold Hantman             5,314,063                  311,664
                  Jack Levine                5,502,909                  122,818
                  David Lucking              5,503,909                  121,818
                  Dr. Leonard Weinstein      5,406,419                  219,308

                  The five nominees represent our entire board of directors. There were no abstentions or broker non-votes.

             2. The approval of an amendment to SFBC's Second Amended and Restated 1999 Stock Option Plan increasing the number of options by 500,000 to a total of 1,700,000 available for grant. In this matter, there were 2,621,760 votes in favor, 934,036 votes against, 22,611 abstentions, and 2,047,320 broker non-votes which vote was sufficient under Delaware law.

             3. The approval and ratification of Grant Thornton LLP as SFBC's independent auditors for 2002. In this matter, there were 5,529,940 votes in favor, 83,861 votes against, and 83,861 abstentions with no broker non-votes.

ITEM 5.  Other Information

             Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

             (a)  Exhibit Index

             Exhibit
             Number       Description
             ------       -----------

              2.1         Share Purchase Agreement (Anapharm)(1)
             10.1         Employment Agreement of Dr. Marc Lebel (1)
             10.2         Employment Agreement of David Natan (1)
             10.3         Employment Agreement of Thomas J. Pillsworth, Jr. (1)
             10.4         Amendment to Employment Agreement of Dr. Allan Xu (2)
             10.5         Waiver of Bonus of Lisa Krinsky, M.D. (2)
             10.6         Waiver of Bonus of Arnold Hantman (2)

                 (1)  Contained in Form 10-KSB for year ended December 31, 2001.

                 (2)  Contained in Form 10-QSB for quarter ended March 31, 2002.

             (b)  Reports on Form 8-K.

             Four reports on Form 8-K were filed during the quarter ended June 30, 2002. The first report was filed on March 18, 2002 to report the acquisition Anapharm by SFBC. This report was amended on June 3, 2002 to include the required financial statements. This report was further amended on June 4, 2002 to amend certain pro forma financial statements of Anapharm. The fourth report was filed on July 19, 2002 to update prior disclosure.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 14, 2002 by the undersigned, thereunto duly authorized.

                                       SFBC International, Inc.


                                        /s/ Arnold Hantman
                                       ---------------------------------------
                                       Arnold Hantman, Chief Executive Officer

                                       /s/ David Natan
                                       ---------------------------------------
                                       David Natan, Chief Financial Officer and
                                       Principal Accounting Officer