Form 10QSB
period 2002-09-30
SFBC INTERNATIONAL INC
filed 2002-11-14
CIK 1089542

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

              |X| Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

               For the quarterly period ended: September 30, 2002


                           Commission File No. 1-16119

                                 ---------------

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

We had 7,249,716 shares of our common stock outstanding as of November 11, 2002.

Transitional Small Business Disclosure Format (check one): |_| Yes |X| No

                                     INDEX

                                                                            Page

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2002
           (unaudited) and December 31, 2001                                   1

         Condensed Consolidated Statements of Earnings (unaudited)
           for the Three and Nine months ended September 30, 2002 and 2001     2

         Condensed Consolidated Statements of Cash Flows (unaudited)
           for the Nine months ended September 30, 2002 and 2001           3 - 4

         Notes to Unaudited Condensed Consolidated Interim
           Financial Statements                                            5 - 9

ITEM 2.  Management's Discussion and Analysis of Interim Financial
           Condition and Results of Operations                              9-13

ITEM 3.  Controls and Procedures                                              13

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    13

ITEM 2.  Change in Securities                                              13-14

ITEM 3.  Defaults upon Senior Securities                                      14

ITEM 4.  Submission of Matters to a Vote of Security Holders                  15

ITEM 5.  Other Information                                                    15

ITEM 6.  Exhibits and Reports on Form 8-K                                     15

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
================================================================================

ASSETS                                                               (UNAUDITED)
                                                                    September 30,     December 31,
                                                                         2002             2001
                                                                     -----------      -----------
Current Assets
           Cash and cash equivalents                                   8,856,996       39,103,139
           Accounts receivable, net                                   17,221,229       10,453,729
           Loans receivable from officers/stockholders                   383,249          363,517
           Prepaids and other current assets                           3,908,366          289,248
                                                                     -----------      -----------
                      Total current assets                            30,369,840       50,209,633

Loans receivable from officers                                           600,000          800,000

Property and equipment, net                                           15,534,985        3,928,584

Goodwill, net                                                         25,662,901        4,483,690

Other intangibles, net                                                 2,912,725          684,973

Deferred income taxes                                                    660,565               --

Other assets, net                                                         95,919          376,650
                                                                     -----------      -----------
                      Total assets                                    75,836,935       60,483,530
                                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
           Accounts payable                                            4,568,032        1,538,903
           Accrued liabilities                                         2,815,091        1,318,730
           Advance billings                                            1,155,311        1,483,216
           Income taxes payable                                          151,291        1,046,420
           Deferred income taxes                                         222,713          222,713
           Notes payable, current portion                              1,263,703            7,490
                                                                     -----------      -----------
                      Total current liabilities                       10,176,141        5,617,472

Notes payable                                                          2,802,973            1,248

Deferred income taxes                                                         --          233,602

Commitments                                                                   --               --
Stockholders' equity
           Preferred stock. $0.10 par value,
             5,000,000 shares authorized, none issued                         --               --
           Common stock, $0.001 par value,
             20,000,000 shares authorized,
             7,274,416 and 6,670,320 shares
             issued and outstanding as of
             September 30, 2002 and December 31, 2001                      7,274            6,670
           Common stock held in treasury,
             at cost - 129,800 shares at September 30, 2002
             and 0 shares at September 30, 2001                       (1,260,330)              --
           Additional paid-in capital                                 54,484,527       49,913,845
           Retained earnings                                           9,650,904        4,773,193
           Note receivable - officer                                          --          (62,500)
           Accumulated other comprehensive earnings                      (24,554)              --
                                                                     -----------      -----------
                      Total stockholders' equity                      62,857,831       54,631,208
                                                                     -----------      -----------
                      Total liabilities and stockholders' equity      75,836,935       60,483,530
                                                                     ===========      ===========

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
================================================================================

                                                           Three Months Ended                 Nine Months Ended
                                                             September 30,                      September 30,
                                                        2002              2001              2002              2001
                                                    ------------      ------------      ------------      ------------
Net revenue                                         $ 17,483,334      $  8,006,106      $ 41,786,754      $ 22,159,205
Costs and expenses
          Direct costs                                 9,652,769         4,791,233        22,968,544        12,917,322
          Selling, general and
            administrative expenses                    4,777,248         1,927,857        12,363,767         5,474,985
                                                    ------------      ------------      ------------      ------------
                   Total costs and expenses           14,430,017         6,719,090        35,332,311        18,392,307
                   Earnings from operations            3,053,317         1,287,016         6,454,443         3,766,898
Other income (expense)
          Interest income                                 94,463            84,937           397,510           271,109
          Interest expense                               (86,079)          (12,215)         (218,821)          (35,482)
                                                    ------------      ------------      ------------      ------------
                   Total other income (expense)            8,384            72,722           178,689           235,627
                                                    ------------      ------------      ------------      ------------
                   Earnings before taxes               3,061,701         1,359,738         6,633,132         4,002,525
Income tax expense                                       868,833           522,219         1,755,423         1,536,219
                                                    ------------      ------------      ------------      ------------
                   Net earnings                     $  2,192,868      $    837,519      $  4,877,709      $  2,466,306
                                                    ============      ============      ============      ============
Earnings per share:
          Basic                                     $       0.31      $       0.20      $       0.70      $       0.65
                                                    ============      ============      ============      ============
          Diluted                                         $ 0.30      $       0.17      $       0.66      $       0.55
                                                    ============      ============      ============      ============

Shares used in computing earnings per share:
          Basic                                        7,147,119         4,235,203         7,003,028         3,811,397
                                                    ============      ============      ============      ============
          Diluted                                      7,311,041         5,046,322         7,380,874         4,471,929
                                                    ============      ============      ============      ============

The accompanying notes are an integral part of these statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
================================================================================

                                                                                    2002              2001
                                                                                ------------      ------------
Cash flows from operating activities
         Net earnings                                                              4,877,709         2,466,306
         Adjustments to reconcile
         net earnings to net cash
         provided by operating activities:
                 Depreciation and amortization                                     1,925,189           358,926
                 Common stock options issued as compensation                          35,417           127,500
                 Common stock issued as compensation                                      --            10,800
                 Changes in assets and liabilities
                          Accounts receivable                                       (907,543)       (1,459,965)
                          Prepaid expenses and other current assets               (1,663,713)          191,988
                          Other assets                                                34,536          (136,283)
                          Accounts payable                                          (340,140)         (327,516)
                          Accrued liabilities                                        864,739           361,558
                          Avance billings                                           (410,615)          (66,531)
                          Income taxes payable                                      (895,129)          185,661
                          Deferred income taxes                                     (894,167)         (171,000)
                                                                                ------------      ------------
Total adjustments                                                                 (2,251,426)         (924,862)
                                                                                ------------      ------------
                                  Net cash provided by operating activities        2,626,283         1,541,444
                                                                                ------------      ------------

Cash flows from investing activities
         Cash consideration - acquisitions, net of cash acquired                 (29,228,978)       (3,841,244)
         Cash balances of companies acquired                                              --           280,678
         Purchase of property and equipment                                       (3,347,869)       (1,417,255)
         Loans to officers/stockholders                                              180,268        (1,004,692)
                                                                                ------------      ------------
                                  Net cash provided by investing activities      (32,396,579)       (5,982,513)
Cash flows from financing activities
         Net proceeds on notes payable - insurance                                        --           (94,481)
         Principal payments on notes payable - purchase of assets                         --           (43,521)
         Principal payments on notes payable - stockholders                          (62,093)          (93,258)
         Principal payments on notes payable - purchase of company                        --          (150,000)
         Payment on notes payable                                                   (449,369)          (19,935)
         Repurchase of treasury stock                                             (1,260,460)          (25,532)
         Proceeds from the exercise of stock options and warrants                  1,296,075         6,806,807
                                                                                ------------      ------------
                                  Net cash (provided by) used in
                                  financing activities                              (475,847)        6,380,080
Net (decrease) increase in cash and cash equivalents                             (30,246,143)        1,939,011
Cash and cash equivalents at beginning of period                                  39,103,139         6,787,603
                                                                                ------------      ------------
Cash and cash equivalents at end of period                                      $  8,856,996      $  8,726,614
                                                                                ============      ============

                             See accompanying notes.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
================================================================================

                                                                                                    2002            2001
                                                                                                 -----------     -----------
Supplemental disclosures:
Interest paid                                                                                    $   218,821     $    21,190
Income taxes paid                                                                                $ 2,844,897     $ 1,561,545
Supplemental disclosures of non-cash investing and finance activities:
 Fair value of net assets (liabilities) assumed in connection with acquisition of businesses     $13,753,859     $ 2,260,741
 Common stock issued in connection with acquisition of business                                  $ 5,603,929     $ 2,574,442
 Professional fees accrued in connection with acquisition of business                            $    73,360     $    27,324
 Common stock options issued as compensation                                                     $    35,417     $   127,500
 Common stock issued as compensation                                                             $        --     $    10,800

                             See accompanying notes.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

================================================================================
NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION
================================================================================

         Principles of Consolidation and Organization

         The consolidated financial statements include the accounts of SFBC International, Inc. and its wholly owned subsidiaries South Florida Kinetics, Inc., SFBC Charlotte, Inc., SFBC Ft. Myers, Inc., SFBC Canada Inc. which was formed as a wholly-owned Canadian subsidiary to acquire 100% of the common stock of Anapharm Inc. on March 18, 2002, SFBC Analytical Laboratories Inc., and SFBC New Drug Services Inc. which was formed as a wholly owned subsidiary to acquire substantially all of the assets of New Drug Services, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2002.

         The audited financial statements at December 31, 2001, which are included in the Company's Annual Report on Form 10-KSB, should be read in conjunction with these condensed consolidated financial statements.

================================================================================
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

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

================================================================================
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
================================================================================

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

         Net Earnings Per Share

         The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net earnings per share: Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period plus incremental shares attributed to outstanding options and warrants to purchase approximately 523,000 and 808,000 shares of common stock for the three month and nine month periods ended September 30, 2002, and 1,917,000 and 1,904,000 shares for the three and nine months ended September 30, 2001, respectively; less the assumed repurchase of shares in accordance with the treasury stock method of approximately 359,000 and 402,000 shares for the three and nine-month periods ended September 30, 2002 and 1,106,000 and 1,243,000 shares for the three and nine month periods ended September 30, 2001, respectively. For the purpose of the treasury stock method described above, only options and warrants whose exercise price was equivalent to, or less than, the Company's weighted average share price during the three and nine month periods ended September 30, 2002 and 2001, respectively, are included in the calculation of fully diluted shares outstanding.

         On July 17, 2002, the Company announced a common stock buyback plan of up to 750,000 shares. As of September 30, 2002, the Company had purchased 129,800 shares in various open market purchases at an average price of approximately $9.71 per share, or a total expenditure of approximately $1,260,000. As of November 11, 2002, the Company had purchased 154,800 shares in various open market purchases at an average price of approximately $9.92 per share, or a total expenditure of approximately $1,536,000. The Company may continue to purchase its shares, or may discontinue the buyback at any time depending on the selling price of the Company's common stock, the viability of potential acquisition targets, and the Company's cash flows from operations and on hand cash balances.

         New Accounting Pronouncements

         The Company adopted SFAS 142 effective January 1, 2002, as required. Annual goodwill amortization of approximately $135,000 was discontinued. The Company has completed a transitional fair value based impairment test on its goodwill related to the goodwill recorded in connection with the acquisition of SFBC Analytical and SFBC Charlotte. An independent valuation firm performed this test and the valuation indicates that the fair value of the goodwill is equivalent to or greater than the recorded value as of January 1, 2002; therefore no adjustment has been made to the carrying value of the goodwill in the Company's financial statements.


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

================================================================================
NOTE 3.  SIGNIFICANT TRANSACTIONS
================================================================================

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

         We acquired 100% of the issued and outstanding stock of Anapharm for approximately $26.8 million in cash and 167,375 shares of common stock, which were valued at $3.3 million dollars based upon the fair market value of $19.45 per share plus transaction fees and costs. Anapharm executives, who were also Anapharm stockholders, received all of the SFBC common stock. Additionally, key Anapharm employees received stock options to purchase 110,000 shares of SFBC common stock exercisable at $23.97 per share. The acquisition was accounted for as a purchase in accordance with SFAS 141 resulting in goodwill of approximately $14,940,124, which is attributable to the general reputation of the business and the collective experience of the management and employees. The results of operations of Anapharm from March 18, 2002 through September 30, 2002 are included in the accompanying Condensed Consolidated Statement of Earnings for the three- and nine-month periods ended September 30, 2002.

         Our Acquisition of New Drug Services, Inc.

         On September 6, 2002, through its wholly owned subsidiary, SFBC New Drug Services, Inc., the Company acquired New Drug Services, Inc. ("NDS"), located in Kennett Square, Pennsylvania. NDS provided early clinical drug development, biostatistical, data management and FDA regulatory and new drug submission services to the pharmaceutical and biotechnology industries. SFBC New Drug Services, Inc. purchased substantially all of the assets and assumed all of the operating liabilities of NDS. The net assets purchased from NDS were approximately $1,650,000, which included approximately $818,000 of cash. The net impact of the NDS acquisition to cash and cash equivalents on SFBC's balance sheet was approximately $7,182,000. The purchase price consisted of (i) $8,000,000 in cash paid at the closing,
         (ii) $2,500,000 of the Company's common stock (234,060 shares) which is being held in escrow, and (iii) potential earn-out payments contingent on SFBC New Drug Services meeting annual pre-tax income targets over the next three, 12-month periods beginning on October 1, 2002. The release of the shares from escrow is contingent upon the combined achievement by NDS (pre-acquisition) and SFBC New Drug Services, Inc (post-acquisition) of certain conditions based upon earnings before the deduction of interest, taxes, depreciation and amortization ("EBITDA") for 2002. In the event that this EBITDA milestone is not met, some or all of the 234,060 shares of stock will be cancelled and returned to SFBC.

         The acquisition was accounted for as a purchase in accordance with SFAS 141 resulting in goodwill of approximately $6.2 million, which is attributable to the general reputation of the business and the collective experience of the management and employees. The results of operations of NDS from September 6, 2002 through September 30, 2002 are included in the accompanying Condensed Consolidated Statement of Earnings for the three-month period ended September 30, 2002.

         The assets acquired and liabilities assumed were recorded at estimated fair values as determined by the Company's management based on information currently available and on current assumptions as to future operations. The Company has obtained preliminary independent appraisals of the fair values of the acquired property plant and equipment, and identified intangible assets, and their remaining useful lives. Accordingly, the allocation of the purchase price is subject to revision, based on the final determination of appraised and other fair values, as well as a change in total purchase price if certain EBITDA milestones at SFBC New Drug Services, Inc. are reached for the period ending December 31, 2002.

         All of the employees of NDS became employees of SFBC New Drug Services including its chief executive officer and largest stockholder, Dr. Michael P. Adams. In conjunction with the asset purchase, the SFBC New Drug Services entered into a five-year employment agreement with Dr. Michael P. Adams and three-year employment agreements with the remaining New Drug Services stockholders who were formerly employees of NDS. SFBC New Drug Services is continuing the business of NDS.

         Unaudited Pro Forma Results

         Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the 2002 Anapharm and New Drug Services acquisitions were as follows for the periods ended September 30, 2002 and September 30, 2001 as if the acquisition had occurred at the beginning of each period presented:

                              Three Months Ended                      Nine Months ended
                                  September 30                          September 30
                          ------------------------------        ------------------------------

                             2002               2001               2002                2001
                          -----------        -----------        -----------        -----------
Net revenue               $19,129,454        $15,422,024        $50,976,341        $40,528,068
Net earnings              $ 2,567,842          1,202,145          5,889,189          4,314,739
Earnings per share              $0.35              $0.17              $0.81              $0.71
- basic
Earnings per share              $0.34              $0.17              $0.77              $0.67
- diluted

         The pro forma data is provided for information purposes only and does not purport to be indicative of results that actually would have been obtained if the acquisitions had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

================================================================================
NOTE 4.  GOODWILL AND INTANGIBLE ASSETS
================================================================================

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

         The Company applied the provisions of SFAS 142 beginning on January 1, 2002. The Company has completed a transitional fair value based impairment test on its goodwill related to the goodwill recorded in connection with the acquisition of SFBC Analytical and SFBC Charlotte. This test was performed by an independent valuation firm indicates that the fair value of the goodwill is equivalent to or greater than the recorded value as of January 1, 2002, therefore, no adjustment has been made to the carrying value of the goodwill in the Company's financial statements.

         As of September 30, 2002, the Company has total consolidated goodwill, net of accumulated amortization of 25,662,901, which includes $14,940,124 of goodwill related to the Anapharm acquisition on March 18, 2002, and $6,239,087 in goodwill related to the NDS acquisition on September 6, 2002.

         In connection with adopting SFAS 142, the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company's intangible assets subject to amortization are approximately as follows:

                                                            September 30, 2002           December 31, 2001
                                                            ------------------           -----------------
                                               Gross      Gross
                                               Average   Carrying    Accumulated       Carrying    Accumulated
                                                Life      Amount     Amortization       Amount     Amortization
                                                ----      ------     ------------       ------     ------------
                                               (Years)
         Methodologies                             4     $ 1,721,000    $ (282,000)      $ 150,000    $  (11,000)
         Employment Agreement                      5         590,000      (134,000)        590,000       (44,000)
         Subject Database                          4         900,000      (122,000)             --            --
         Customer backlog                          1         270,000       (30,000)             --            --
                                                         -------------------------------------------------------
                                                         $ 3,481,000    $ (568,000)      $ 740,000    $  (55,000)

         Amortization expense for intangible assets during the three and nine-month period ended September 30, 2002 was approximately $235,000 and $513,000, respectively. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

                  2002.............................................   $805,244
                  2003.............................................   $975,571
                  2004.............................................   $825,571
                  2005.............................................   $694,738
                  2006.............................................   $142,625

         The following table adjusts earnings and earnings per share for the adoption of SFAS 142:

                                                                          Three Months Ended             Nine Months Ended
                                                                             September 30                   September 30
                                                                      --------------------------      -------------------------
                                                                         2002             2001           2002           2001
                                                                      ---------         --------      ----------     ----------
         Reported net earnings.............................           2,192,868         $837,519      $4,877,709     $2,466,306
                  Add: Goodwill amortization, net of tax...                  --           20,637              --         57,128
                    Adjusted net earnings..................           2,192,868          858,156       4,877,709      2,523,434
         Basic earnings per share:
                  Reported net earnings....................               $0.31            $0.20           $0.70          $0.65
                  Add: Goodwill amortization, net of tax...                  --               --              --           0.01
                    Adjusted net earnings..................               $0.31            $0.20           $0.70          $0.66
          Diluted earnings per share:
                  Reported net earnings....................               $0.30            $0.17           $0.66          $0.55
                  Add: Goodwill amortization, net of tax...                  --               --              --           0.01
                    Adjusted net earnings..................                0.30            $0.17           $0.66          $0.56

================================================================================
NOTE 5.  LINE OF CREDIT
================================================================================

         On September 16, 2002 the Company and all of its subsidiaries entered into a $10,000,000 Revolving Credit and Security Agreement ("Credit Facility") with Wachovia Bank National Association ("Wachovia"). This Credit Facility enables the Company to borrow for general working capital purposes and for the purpose of financing acquisitions of companies in related industries. This Credit Facility is secured by substantially all of the assets of the Company and its subsidiaries. Since September 16, 2002 through the date of this report, no amounts have been drawn on the Credit Facility. This Credit Facility expires May 31, 2004.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As used in the quarterly report on Form 10-QSB, "we", "our", "us", the "Company" and "SFBC" refer to SFBC International Inc and its subsidiaries unless the context otherwise requires.

         The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this Report. In addition, this discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.


         This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those contained in the discussion on forward-looking statements that follows this section.

         Overview

         We are a provider of specialized drug development services to the pharmaceutical and biotechnology industries. We specialize in recruiting for and conducting Phase I and Phase II clinical trials involving participants from special populations. Our clients include the some of largest pharmaceutical manufacturers, biotechnology companies and other drug development services companies, which are also our competitors. Our principal operation is located in Miami, Florida and is, we believe, the largest Phase I and Phase II clinical trials facility in the United States. In addition, we provide Phase III clinical trials management services in targeted therapeutic areas and also provide our clients with analytical laboratory services. We also provide biostatistics, data management and FDA regulatory and new drug submission services to pharmaceutical and biotechnology clients. Our services help reduce the amount of time and expense associated with clinical trials and enable our clients to bring new drugs to the market faster.

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

         With the acquisition of Anapharm we now have a total of more than 750 beds and 12 discrete units. Our facilities are located in the United States in Miami and Ft. Myers, Florida; Charlotte, North Carolina; Kennett Square and Philadelphia, Pennsylvania; and in Canada in Montreal and Quebec City. These sites include state-of-the-art-bioanalytical laboratories and a clinical laboratory that we opened in December of 2001. We specialize in geriatrics, pediatrics, post-menopausal women, cardiac disease, diabetes, kidney disease, ophthalmology, HIV and dermatology, which include some of the most challenging special populations. With the recent acquisition of NDS the Company expanded its capabilities to include biostatistics, data management, and FDA regulatory and new drug submissions. We also offer central laboratory and bioanalytical services.

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

         In February 2001, we acquired Ft. Myers; Florida based Lee Coast Research Center, Inc. a Phase I through Phase IV clinical trials operation, which specializes in dermatology and vasoconstrictor studies. In August 2001, our subsidiary, SFBC Analytical Laboratories, Inc. acquired Keystone Analytical Laboratories Inc., an analytical testing and analysis laboratory located in Philadelphia, Pennsylvania.

         In March 2002, we acquired Anapharm, Inc. the largest privately held Canadian provider of drug development services. (See Note 3. to the Condensed Consolidated Financial Statements, "Our Acquisition of Anapharm").

         In September 2002 we acquired New Drug Services, a Kennett Square, Pennsylvania provider of biostatistics and data management, FDA regulatory and new drug submission services and early clinical pharmacology research. (See Note 3. to the Condensed Consolidated Financial Statements, "Our Acquisition of New Drug Services, Inc.").

         Results of Operations

         During the first nine months ended September 30, 2001 we had operations in Miami and Charlotte and for seven and one-half months in Ft. Myers. In contrast, during the same nine months during 2002 we had operations in Miami, Charlotte, Ft. Myers and Philadelphia (our analytical laboratory) and for six and one-half months at Anapharm, and approximately one month for SFBC New Drug Services. All dollar references used in this report are in United States dollars.

         Three and Nine months ended September 30, 2002 Compared to Three and
         --------------------------------------------------------------------
         Nine months ended September 30, 2001.
         -------------------------------------

         Net Revenue
         -----------

         Net revenue increased from $8,006,106 to $17,483,334 for the three months ended September 30, 2002 and from $22,159,205 to $41,786,754 for the nine months ended September 30, 2002, an increase of 118.4% and 88.6%, respectively, from the corresponding periods in the prior year. The increase for both the three and nine month periods is primarily attributable to the inclusion in revenue of a full period of operations at SFBC Analytical, and at Anapharm for the three months ended September 30, 2002 and six and one-half months of operations at Anapharm for the nine months ended September 30, 2002, and approximately one month of operations for SFBC New Drug Services for the period ended September 30, 2002, compared to zero revenue for Anapharm and SFBC New Drug Services, and one and half months of revenue at SFBC Analytical for the same three and nine month periods ended September 30, 2001.

         On a pro forma basis, if the Company had owned all of its subsidiaries as of January 1, 2001, net revenue for the nine-month period ended September 30, 2002 increased approximately 15.9% over same nine-month period ended September 30, 2001.

         Gross Profit
         ------------

         Gross profit increased from $3,214,873 to $7,830,565 for the three months ended September 30, 2002 and from $9,241,883 to $18,818,210 for the nine months ended September 30, 2002, an increase of 143.6% and 103.6% respectively from the corresponding periods in the prior year. As a percentage of net revenue, gross profit increased from 40.2% to 44.8% for the three months ended September 30, 2002 and increased from 41.7% to 45.0% for the nine months ended September 30, 2002 as compared to the corresponding periods in the prior year. The increase for both the three and nine month period ended

         September 30, 2002 compared to the same period in 2001 is primarily attributable to the inclusion of higher margin bioanalytical business at SFBC Analytical in Philadelphia which are typically higher than margins in our clinical trials business partially offset by Anapharm gross profit percentages which were slightly below our historical level prior to the Anapharm acquistion.

         On a going forward basis the mix of our contracts, will vary from quarter-to-quarter. This could impact our future profit margins and gross profit comparisons to historical levels. For the remaining three months of 2002 we anticipate that the gross margin will be approximately 45-46%.

         Selling, General and Administrative Expenses
         --------------------------------------------

         Selling, general and administrative expenses ("S,G&A") increased from $1,927,857 to $4,777,248 for the three months ended September 30, 2002 and from $ 5,474,985 to $ 12,363,767 for the nine months ended September 30, 2002, an increase of 147.8% and 125.8%, respectively, over the same periods in the prior year. As a percentage of net revenue, our S,G&A expenses increased from 24.1% to 27.3% for the three months ended September 30, 2002 and from 24.7% to 29.6% for the nine months ended September 30, 2002 as compared to the corresponding periods in the prior year.

         The increase for both periods is primarily due to the expansion of our business, our increased marketing efforts and the inclusion of Anapharm's S,G&A expenses for six and one half months and the inclusion of SFBC New Drug Services S,G&A expenses for one month. The increase in S,G&A expenses as a percentage of revenue is primarily due to the inclusion of Anapharm expenses during both the three and nine-month periods ended September 30, 2002.

         As a result of the acquisition of Anapharm on March 18, 2002, the Company expects its S,G&A expenses as a percentage of revenue to remain at, or near current levels. This is primarily attributable to the nature of Anapharm's business where it employs a higher number of research and development employees and incurs higher S,G&A expenses as a percentage of revenues than our United States operations. The Canadian government subsidizes these additional expenses through tax credits. Under United States GAAP these credits are applied against income tax expense rather than S,G,&A expenses. The net impact is that our net income is not changed by this accounting treatment while S,G&A expenses as a percentage of revenues will be permanently higher and our effective tax rate will be permanently lower than in the past.

         Net Income
         ----------

         Net income increased from $837,519 to $2,192,868 for the three months ended September 30, 2002 and from $2,466,306 to $4,877,709 for the nine months ended September 30, 2002, an increase of 161.8% and 97.8% respectively over the same periods in the prior year. On a fully diluted basis, our earnings per share increased from $.17 to $.30 for the three-month period ended September 30, 2002 and from $.55 to $.66 for the nine-month period ended September 30, 2002 as compared to the corresponding periods in the prior year. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from 5,046,332 to 7,311,041 for the three month period ended September 30, 2002 and from 4,471,929 to 7,380,874 for the nine month period ended September 30, 2002 as compared to the corresponding periods in the prior year. The increase in the number of shares resulted primarily from the issuance of 2,000,000 shares of common stock in connection with our secondary offering in December 2001, the exercise of 709,321 warrants in August 2001, the issuance of approximately 167,000 shares in connection with the Anapharm acquisition in March 2002, the issuance of approximately 234,000 shares in the NDS acquisition in September 2002, and the exercise of approximately 400,000 warrants and options between January 2002 and September 2002.

         On July 17, 2002, the Company announced a common stock buyback plan of up to 750,000 shares. As of September 30, 2002, the Company had purchased 129,800 shares in various open market purchases at an average price of approximately $9.71 per share, or a total expenditure of approximately $1,260,000, As of November 11, 2002, the Company had purchased 154,800 shares in various open market purchases at an average price of approximately $9.92 per share, or a total expenditure of approximately $1,536,000. The Company may continue to purchase its shares, or may discontinue the buyback at any time depending on the selling price of the Company's common stock, the viability of potential acquisition targets, and the Company's cash flows from operations and on hand cash balances.

         The Company's effective tax rate for the three-month period ended September 30, 2002 was 28.4% compared to 38.5% for the same period in 2001. For the nine months ended September 30, 2002, the Company's effective tax rate was 26.5% compared to 38.4% for the same period in 2001. This decrease is primarily attributable to Anapharm's significantly lower tax rate as compared to the United States tax rate. As described throughout this report, Anapharm receives significant certain non-cash tax credits from the government of Canada for incurring research and development expenses. These credits lower the Company's effective tax rate. The Company expects the nature of Anapharm's business and the generation of significant tax credits to continue, however, there can be no assurance on the amount of these credits on a quarterly or annual basis.

         On a going forward basis, the Company expects its effective tax rate to be between 25.0%-29.0% as compared to the historical tax rate of 35.0% to 38.5% (based upon earnings in the United States only), The effective tax rate will be dependent on the amount of the credits Anapharm receives and Anapharm's relative contribution to the Company's consolidated pre-tax income.

         In April 2002 SFBC's chairman and SFBC's chief executive officer agreed to a modification of their employment agreements. Under the previous terms of their employment agreements, the chairman and chief executive officer were entitled to annual bonuses of 5% and 3% of pre-tax income, respectively, which were capped at one times their base salary. Under the new terms of their agreements, these officers agreed to a 50% reduction of their bonus percentages to 2 1/2% and 1 1/2%, respectively, capped at one times salary retroactive to January 1, 2002 and waived their combined bonus earned of approximately $82,000 for the three months ended March 31, 2002. In return for reducing their future bonus percentages, the board of directors of SFBC increased the chairman's salary and the chief executive's salary by $25,000 each. Additionally, in April 2002 each of these officers was awarded 56,200 stock options at a strike price of $19.13. The Company accrued these bonuses in accordance with these employment agreements for the three-month and- nine-month periods ended September 30, 2002.

         Liquidity and Capital Resources
         -------------------------------

         For the nine months ended September 30, 2002 net cash provided by operating activities was $2,626,283 compared to $1,541,444 provided by operating activities for the corresponding period in 2001. The increase is primarily attributable to an increase in overall operations, partially offset by an increase in prepaid expense and the payment of income taxes in 2002.

         For the nine months ended September 30, 2002, net cash used in investing activities was $32,396,579 compared to $5,982,513 of net cash used in investing activities during the same period in 2001. The increase is primarily due to $22,047,577 of net cash used to purchase Anapharm in March 2002 and $7,182,000 of net cash used to acquire NDS in September 2002.

         In the nine months ended September 30, 2002, net cash used in financing activities was $475,847 compared to cash of $6,380,080 provided by financing activities for the same period in 2001. The decrease is primarily attributable to the Company's repurchase of approximately 129,800 shares of its own common stock for $1,260,460 during the nine months ended September 30, 2002 while we received proceeds from the exercise of stock options totaling $6,806,807 during the nine months ended September 30, 2001.

         Working capital was $20,193,699 at September 30, 2002, a decrease of $24,398,462 from December 31, 2001. This decrease is attributable primarily to the use of $22,047,577 of net cash to purchase Anapharm and 7,182,000 of net cash used to purchase New Drug Services, partially offset by positive cash flow from operations. As part of its plan to enhance its business potential, Anapharm has acquired approximately $2,000,000 of capital equipment. .

         On September 16, 2002 the Company and all of its subsidiaries entered into a $10,000,000 Revolving Credit and Security Agreement ("Credit Facility") with Wachovia Bank National Association ("Wachovia"). This Credit Facility enables the Company to borrow for general working capital purposes and for the purpose of financing acquisitions of companies in related industries. This Credit Facility is secured by substantially all of the assets of the Company and its subsidiaries. Since September 16, 2002 through the date of this report, no amounts have been drawn on the Credit Facility.

         In order to qualify be able to draw down on the Credit Facility the Company must comply with covenants requiring the Company to maintain on a consolidated basis, certain leverage and debt service coverage ratios, as well as minimum liquidity. As of November 7, 2002, the Company was in compliance with all of these covenants. and could have drawn down substantially all $10,000,000 available under the Credit Facility. The interest rate on this Credit Facility is LIBOR based and variable. As of October 31, 2002, the Company's average interest rate on the entire Credit Facility would have been approximately 3.63%.

         At November 7, 2002 we had approximately $10,000,000 of cash on hand. Based upon our cash balances, the availability under the Credit Facility and positive cash flows from operations, we believe we have more than enough working capital to meet our operational needs for the next 12 months.

         Except for the possibility of issuing stock related to a potential accretive acquisition, should one arise, we do not anticipate selling any of our common stock in the foreseeable future. This does not include the issuance of shares relating to the exercise of any outstanding stock options or warrants.

         Other Matters
         -------------

         In December 2001 we made a loan to our executive-vice president in the amount of $62,500 and in April 2002 an additional $215,000. In May 2002 these loans were repaid in full with interest. In June 2002, our Audit Committee extended the due date on the $97,226 loan we made to Dr. Lisa Krinsky in 1999, from August 1, 2002 to August 1, 2003. In accordance with the terms of the new Sarbanes-Oxley Act of 2002, the term of this loan will not be extended.

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

         Forward-Looking Statements
         --------------------------

         The statements in this Report relating to our expectations about our future gross margins, S,G&A expense percentages and the nature of Anapharm's business and its continued generation of tax credits, the Company's effective future tax rates, the possibility of future dilution, the adequacy of our working capital, new capital expenditures and future acquisitions, and the repurchase of our common stock, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

         The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) an unanticipated decision to make an acquisition of a substantially larger competitor, which would require us to re-allocate our intended uses of our cash resources; (2) our ability to successfully implement our plans for operational and geographical expansion; (3) our ability to successfully achieve and manage the technical requirements of specialized clinical trial services, while maintaining compliance with applicable rules and regulations; (4) our ability to compete nationally in attracting pharmaceutical companies in order to develop additional business; (5) our continued ability to recruit participants for clinical studies; (6) the economic climate nationally and internationally as it affects drug development operations, (7) our ability to integrate and absorb any future acquisitions into our current operational structure, (8) the changing mix of, and the amount contracts and laboratory services offered, (9) our ability to continue to generate tax credits at Anapharm to lower the effective tax rate and (10) our future stock price.

         We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see our other filings with the Securities and Exchange Commission.

ITEM 3.  Controls and Procedures

         In accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and the rules thereunder, our chief executive officer and chief financial officer reviewed our disclosure controls and procedures. This review was completed within the time required by law, and these executive officers reported the results to our audit committee. Based upon this review, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective and are sufficient to meet the requirements for this report.

         In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date we carried out this evaluation.


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         Not applicable.

ITEM 2.  Changes in Securities

         During the nine months ended September 30, 2002, we issued shares of our common stock to the following individuals and corporation upon exercise of options or warrants which were not covered by an effective registration statement but were exempt under Section 4(2) of the Securities Act of 1933:

                                                                              Number of
                   Date                            Name                        Shares                Consideration
                   ----                            ----                        ------                -------------
              February 1, 2002                     Robert Dudley                2,050          Cashless Warrant Exercise
              March 8, 2002               George L. May and Linda J. May        1,174          Cashless Warrant Exercise
              March 11, 2002                  Keith C. Carini, D.D.S.           1,211          Cashless Warrant Exercise
              March 18, 2002                 Getstion Marc Lebel, Inc.         48,352          Common Stock of Anapharm, Inc.
              March 18, 2002                        Marc Lebel                 41,750          Common Stock of Anapharm, Inc.
              March 18, 2002                      Francois Vallee              56,335          Common Stock of Anapharm, Inc.
              March 18, 2002                      Guylaine Perron               3,590          Common Stock of Anapharm, Inc.
              March 18, 2002                        Eric Masson                 3,590          Common Stock of Anapharm, Inc.
              March 18, 2002                      Stephanie Marin               2,991          Common Stock of Anapharm, Inc.
              March 18, 2002                 Johane Boucher Champagne           5,983          Common Stock of Anapharm, Inc.
              March 18, 2002                        Denis Hache                 1,196          Common Stock of Anapharm, Inc.
              March 18, 2002                  Nicolas Stephen D'Ulise           1,196          Common Stock of Anapharm, Inc.
              March 18, 2002                       Jean Couture                 1,196          Common Stock of Anapharm, Inc.
              March 19, 2002                  H.D. Brous & Co., Inc.           15,861          Cashless Warrant Exercise
              April 1, 2002                   H.D. Brous & Co., Inc.           16,667          Cashless Warrant Exercise
              April 18, 2002                     David M. Kushner               3,906          $9.60 Warrant Exercise
              April 19, 2002                       Joanne B. May                2,715          Cashless Warrant Exercise
              May 9, 2002                         Joseph E. Webb                5,672          Cashless Warrant Exercise
              May 17, 2002                          Jerry Nash                  2,611          Cashless Warrant Exercise
              June 6, 2002             Harold T. George and Ruth B. George,     3,599          Cashless Warrant Exercise
                                                     TTEE UAD
              June 6, 2002                          Jerry Frost                 2,505          Cashless Warrant Exercise
              June 6, 2002                      Robert P. Bisaillon             1,896          Cashless Warrant Exercise
              June 11, 2002                       Carl J. Wallace               1,849          Cashless Warrant Exercise
              June 13, 2002                      Frank L. Jenkins               1,532          Cashless Warrant Exercise
              June 13, 2002                       Dennis D. Glass               3,727          Cashless Warrant Exercise
              June 18, 2002                         Leo Watkins                 3,856          Cashless Warrant Exercise
              July 16, 2002            Harold and Marilyn F. Chalmers           8,577          Cashless Warrant Exercise
              September 6, 2002                     New Drug Services         234,060          Purchase of New Drug Services

         The warrant holders acquired their warrants when the Company converted notes previously issued to the warrant holders. The March 18, 2002 common stock issuances were consideration for the Company's purchase of the common stock of Anapharm, Inc. The September 6, 2002 common stock issuances were consideration for the Company's purchase of substantially all of the assets of NDS.



ITEM 3.  Defaults Upon Senior Securities

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

ITEM 5.  Other Information

         Not applicable

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibit Index

              Exhibit
              Number      Description
              -------     -----------

                 2.1      Share Purchase Agreement (Anapharm)(1)
                10.1      Employment Agreement of Dr. Marc Lebel (1)
                10.2      Employment Agreement of David Natan (1)
                10.3      Employment Agreement of Thomas J. Pillsworth, Jr. (1)
                10.4      Amendment to Employment Agreement of Dr. Allan Xu (2)
                10.5      Waiver of Bonus of Lisa Krinsky, M.D. (2)
                10.6      Waiver of Bonus of Arnold Hantman (2)
                10.7      Wachovia Bank Credit Agreement
                99.1      Section 906 Certification of CEO
                99.2      Section 906 Certification of CFO

                (1)  Contained in Form 10-KSB for year ended December 31, 2001.

                (2)  Contained in Form 10-QSB for quarter ended March 31, 2002.




         (b) Reports on Form 8-K.

         Two reports on Form 8-K were filed during the quarter ended September 30, 2002. The first report was filed on July 19, 2002 to clarify information discussed during the Company's public conference call. The second report was filed on September 23, 2002 to report the purchase of NDS.

                                   SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 14, 2002 by the undersigned, thereunto duly authorized.

                                       SFBC International, Inc.

                                       /s/ Arnold Hantman
                                       ------------------
                                       Arnold Hantman, Chief Executive Officer


                                       /s/ David Natan
                                       ---------------
                                       David Natan, Chief Financial Officer and
                                       Principal Accounting Officer

                                  CERTIFICATION

I, Arnold Hantman, certify that:

1.       I have reviewed this report on Form 10Q-SB of SFBC International, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

         c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 12, 2002                         /s/ Arnold Hantman
                                                  ----------------------
                                                  Arnold Hantman
                                                  Chief Executive Officer

                                  CERTIFICATION

I, David Natan, certify that:

1.       I have reviewed this report on Form 10-QSB of SFBC International, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

         c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 12, 2002                   /s/ David Natan
                                            ------------------------
                                            David Natan
                                            Chief Financial Officer