Form 10KSB
period 2002-12-31
SFBC INTERNATIONAL INC
filed 2003-03-31
CIK 1089542

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

 [X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                             -----------------

                         Commission File Number: 1-16119
                                                 -------

                            SFBC International, Inc.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                         59-2407464
                  --------                         ----------
      (State or other jurisdiction of            (IRS Employer
      incorporation or organization)          Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.   $64,740,047

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $95,941,558 as of March 21, 2003 computed using the average bid and asked price of the common stock of the Company, par value $.001 per share, as listed on the National Market System of the Nasdaq Stock Market on the aforementioned date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 7,223,444 shares of common stock were outstanding as of March 28, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

ABOUT SFBC INTERNATIONAL, INC.
------------------------------

     As used in this Form 10-KSB "we", "our", "us" and "SFBC" refer to SFBC International, Inc. and its subsidiaries unless the context requires otherwise. We provide pharmaceutical and biotechnology companies with specialized drug development services primarily in the areas of Phase I and Phase II clinical trials and bioanalytical laboratory services. With the acquisition of New Drug Services Inc. (NDS) in September 2002, we now provide early clinical pharmacology research, biostatistics and data management, and regulatory and drug submission. This acquisition now permits us to provide full range of services to our clients in the drug development industry. See "Our Acquisition of NDS". We also provide niche Phase III and IV services.

     We are already a market leader in early clinical development. We also conduct clinical trials for other drug development services companies. We differentiate ourselves from our competitors based on our ability to recruit specialized populations for difficult-to-recruit clinical trials. Our clients include 100 of the largest pharmaceutical and biotechnology companies based on research and development expenditures. We have conducted Phase I and Phase II clinical trials of many leading drugs, including Vioxx, Claritin, Zoloft, Azithromax and Celebrex. Our revenues have grown from approximately $4.3 million in 1997 to $64.7 million in 2002.

     We have developed and currently maintain an extensive database of individuals appropriate for future trials. Our database enables us to contact and enroll trial participants quickly and to initiate clinical trials without having to go through a lengthy and costly advertising process to recruit participants. In addition to conducting clinical trials involving normal healthy participants, we have significant expertise in recruiting for and conducting trials involving the following special populations:

     o  Cardiac;

     o  Diabetes;

     o  Dermatology;

     o  Geriatrics;

     o  Hepatic (liver) disease;

     o  HIV positive;

     o  Renal (kidney) disease;

     o  Ophthalmology;

     o  Pediatrics; and

     o  Post-menopausal

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

     In Canada, as a result of the acquisition of Anapharm Inc. on March 18, 2002, we now operate two clinical trials facilities in Quebec City and Montreal with a total of 212 beds. See "Our Acquisition of Anapharm". Effective in April 2003, we will open a new Ft. Myers, Florida Phase I and Phase II 20,000 sq. ft. facility with a 120 bed capacity. We are moving from our current smaller Ft. Myers facility with 7,500 square feet and 48 beds. We also have a Phase II - IV clinical trials management operation in Charlotte, North Carolina. Additionally, we operate bioanalytical laboratories in Quebec City, Canada and in Philadelphia, Pennsylvania. Finally, we operate two state-of-the-art clinical laboratories. We opened our first laboratory in Miami, Florida in December 2001 and our new laboratory in Montreal, Canada in February 2003. The Miami facility serves all of our United States facilities and enables us to screen clinical trial subjects more quickly and efficiently than in the past as well as providing more enhanced services to our clients. The Montreal facility is expected to operate in a similar manner in Canada.

OUR ACQUISITION OF ANAPHARM

     On March 18, 2002, we acquired 100% of the capital stock of Anapharm, Inc. which was the largest privately-held Canadian provider of drug development services. Anapharm derives approximately 50% of its revenues from each of Phase I clinical trials and bioanalytical laboratory services. Due to the nature of Anapharm's business and the mix of contracts, this allocation of revenues is subject to quarterly and annual fluctuations. Anapharm also owns 49% of Danapharm, Inc., a London, Ontario, Canada based corporation specializing in Phase III and IV clinical trials. Danapharm's results of operations are currently not material with respect to Anapharm's operations and are accounted for using the equity method of accounting.

     We acquired 100% of the issued and outstanding stock of Anapharm for approximately $26.8 million in cash and approximately $2.9 million in common stock (167,375 shares at $17.51 per share) plus transaction fees and costs. The $17.51 per share was based upon a mutually agreed upon formula. However, for financial statement purposes the shares of common stock were valued at $3.3 million ($19.45 per share) which represents the value of the stock at the time of the first public announcement of the transaction. All dollar references in this Report are in United States dollars. Anapharm executives received approximately 30% of the total consideration including all of the SFBC common stock. Additionally, key Anapharm employees received options to purchase a total of 110,000 shares of SFBC common stock exercisable at $23.97 per share. All employees of Anapharm have remained employed with Anapharm including its founder and president, Dr. Marc LeBel.

OUR ACQUISITION OF NDS

     On September 6, 2002, SFBC, through its wholly-owned subsidiary, SFBC New Drug Services, Inc. or SFBC NDS acquired NDS located in Kennett Square, Pennsylvania. SFBC NDS provides early clinical drug development, biostatistical, data management and consulting services to the pharmaceutical and biotechnology industries. SFBC NDS purchased substantially all of the assets and assumed all of the operating liabilities of NDS. The net assets purchased from NDS were approximately $1.67 million, which included approximately $819,000 of cash. The net impact of the NDS acquisition to cash and cash equivalents on SFBC's balance sheet was approximately $7.2 million. The purchase price consisted of (i) $8 million in cash paid at the closing, and (ii) $2.5 million of our common stock based upon a pre-closing market value formula (234,060 shares). The shares were initially held in escrow and have been released based upon the combined achievement by NDS (pre-acquisition) and SFBC NDS (post-acquisition) of certain conditions based upon earnings before interest, taxes, depreciation and amortization for 2002. The sale of these 234,060 shares is subject to the restrictions listed below:

     o NDS may publicly sell up to 58,515 of the shares of our common stock upon effectiveness of a Form S-3 Registration Statement.

     o NDS may only sell the remaining 75% of its common stock as follows: up to 58,515 shares each year, cumulatively, beginning one year following the effectiveness of the Form S-3 Registration Statement.

     For financial statement purposes the 234,060 shares were valued at the December 31st closing price of our common stock of $12.98 per share, or a total value of approximately $3 million. Additionally, under the terms of the Asset Purchase Agreement, NDS will have the opportunity to achieve up to $8 million in earn-out payments contingent on SFBC NDS meeting annual pre-tax income targets over the three 12 month periods. The first 12 month period commenced on October 1, 2002. Effective April 1, 2003, we are merging SFBC NDS into SFBC Charlotte and changing the later company's name to SFBC NDS. Thus, SFBC Charlotte's future results of operations will also be calculated in determining NDS' future earn-out.

     All of the employees of NDS have become employees of SFBC NDS including its chief executive officer and largest stockholder, Dr. Michael P. Adams.

ACQUISITION OF PDI-RESEARCH LABORATORIES

     On March 26, 2003, SFBC, through its wholly-owned subsidiary, Anapharm, acquired substantially all of the common stock of an Ontario corporation the name of which is being changed to SynFine Research Inc. Earlier in 2003, Synfine acquired the assets of PDI-Research Laboratories located in suburban Toronto, Canada. PDI's business is to provide synthesized research compounds used by bioanalytical laboratories. Prior to the acquisition, both Anapharm and SFBC Analytical were customers of PDI.

     The assets acquired by SynFine are comprised primarily of scientific equipment, customer lists and real estate. Additionally, SynFine assumed certain operating liabilities and bank debt of approximately $1.4 million. Anapharm used its own cash without borrowing any funds to consummate the transaction. All of the 12 employees of SynFine have remained as employees. This new business unit within Anapharm will pursue the same research activities and same business as PDI under the new name of SynFine Research. This acquisition is not expected to have a material impact on Anapharm's revenues or earnings during 2003 and is not material for financial reporting purposes.

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

     The clinical trials stage is the most time-consuming and expensive part of the drug research and development process. Human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy. Trials usually are grouped into three stages known as Phase I through Phase III. Multiple trials generally are conducted within each phase. These phases are:

     o Phase I trials involve testing a drug on a limited number of participants, typically 20 to 80 persons, to determine the drug's basic safety data, including tolerance, absorption, metabolism and excretion. This phase, which lasts an average of six months to one year, is comprised of numerous clinical trials of short duration;

     o Phase II trials involve testing a small number of participants, typically 100 to 200 persons, who qualify for inclusion in a clinical trial based upon meeting the protocol's criteria and having a particular condition, to determine the drug's effectiveness and how different doses work. This phase, which lasts an average of one to two years, is comprised of several longer duration clinical trials; and

     o Phase III trials involve testing large numbers of participants, typically several hundred to several thousand persons, to verify drug efficacy on a large scale, as well as long-term safety. These trials involve numerous sites and generally last up to three years.

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

OUR SOLUTION

     We have been providing pharmaceutical, biotechnology and drug development services companies with specialized drug development services for 19 years.

Our Ability to Recruit.

     We have the ability to recruit clinical trial participants from special populations and to conduct large clinical trials, creating value for our clients by saving time and costs and by quickly generating data for the FDA approval process. Our largest individual clinical trials facility is located in Miami, Florida, an area with a diverse population of more than five million residents which facilitates our recruiting efforts.

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

     At our Anapharm facilities, the corridor linking Quebec City-Trois Riviers-Montreal has close to five million inhabitants and represents an excellent source of subjects for studies. In its nine years of operation, Anapharm has developed a database of approximately 40,000 subjects including young male and female volunteers, post-menopausal women, elderly subjects, and special populations.

     We strive to provide a positive experience for our clinical trial participants. We believe that our reputation in the local communities where we operate is critical to the continued successful recruitment of clinical trial participants. Our business philosophy is to treat our clinical trial participants like our clients. In keeping with this belief, we have designed each of our Miami, Ft. Myers, Montreal and Quebec City facilities with numerous amenities for our clinical trial participants who usually spend several days or weeks with us in the course of a clinical trial.

Our Largest Clinical Trials Operations.

     We believe our 500-bed, 73,000-square foot Miami, Florida Phase I and Phase II facility is the largest clinical trials site in the United States. This facility contains four clinical units, which we can segment further in order to facilitate conducting several smaller trials. We have designed our facility to enable us to conduct a number of clinical trials efficiently at the same time while maintaining all of the appropriate controls. The size and design of our facility combined with our ability to recruit gives us an important competitive advantage in that we can attract business from clients who prefer to outsource clinical trials involving a large number of participants to a single company at one location.

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

     Anapharm has 212 beds. Our Quebec City location has 130 beds with four independent units; our Montreal site has two independent units totaling 82 beds. The independent units give us the flexibility to conduct different studies at the same time. The quality assurance unit operates independently to ensure the overall quality of the work performed. The Trois-Rivieres center is primarily is a recruitment center that determines which facility the subjects will be directed to.


OUR STRATEGY

Increase Market Share With Existing Clients and Gain Clients.

     Our clients are pharmaceutical and biotechnology companies that outsource a portion of their drug development activities in order to focus their efforts on drug discovery. We often generate business from multiple, and often independent, groups within our client companies. Our sales and marketing team focuses on gaining new business from our existing clients, developing relationships with new groups at existing clients, and marketing our services to pharmaceutical and biotechnology companies which we have not serviced in the past. As a result of our recent acquisition of Anapharm we gained a substantial number of new clients primarily generic drug manufacturers located in North America, Europe and Asia.

Expand Our Bioanalytical Laboratory Business.

     Our experience indicates that our clients spend approximately one dollar for bioanalytical laboratory services work for every dollar spent on Phase I and Phase II clinical trials. In furtherance of this strategy, we have made two bioanalytical laboratory acquisitions. Our acquisition of Anapharm brought us a well regarded generic laboratory, which generated significant revenues and profits in 2002. Anapharm derives approximately 50% of its revenues from its bioanalytical laboratory, which substantially increases our capacity to provide these services to our clients. In August 2001, we acquired our first bioanalytical laboratory, SFBC Analytical Laboratories, Inc. located in Philadelphia, Pennsylvania. This laboratory, also generates significant revenues and profits. Prior to these acquisition adds, our clients independently outsourced the services we did not perform.

     As a result of our first acquisition of a bioanalytical laboratory that was primarily focused on pre-clinical, toxicology, and other studies for major pharmaceutical companies, we began providing bioanalytical laboratory services to several of our existing clients and began also attracting new clients. With the availability of the Anapharm laboratory which focuses primarily on generic drug testing, our bioanalytical business is substantially larger and we are now serving a broad spectrum of our clients' needs. Providing bioanalytical laboratory services within the same organization reduces administrative costs, coordination efforts, and clinical trial completion times and improves the level of control that we and our clients can exercise over the entire clinical trials process.

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

We Plan to Continue to Expand Our Services to Generic Manufacturers.

     We believe that we have a significant market opportunity to serve generic pharmaceutical companies since most of Anapharm's revenues are derived from the generic market. Over the next four years, more than $41 billion of branded pharmaceuticals are expected to lose patent protection, which is expected to drive demand for bioanalytical laboratory services by generic pharmaceutical companies. Bioanalytical laboratory services are necessary to determine whether a generic drug is equivalent to the branded drug facing patent expiration. Furthermore, drug development services companies that are able to provide bioanalytical laboratory services typically are able to attract the Phase I clinical trials work associated with the generic drug candidate.

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

Pursue Strategic Acquisitions.

     We have grown significantly by acquiring and integrating related businesses over the last three years. Our five acquisitions have broadened our range of services, strengthened our management team and expanded our client base. Our industry is highly fragmented and includes a large number of small competitors that have expertise in different business segments. As part of our growth strategy, we monitor acquisition opportunities and will make accretive acquisitions which enhance our array of services or otherwise strengthen our ability to provide exceptional services to our clients.

OUR SERVICES

     We believe our specialized drug development services assist our clients in managing their research and development programs efficiently and cost effectively through the drug development process.

Phase I and Phase II Clinical Trials Services.

     We provide specialized drug development services for studies ranging from short-term Phase I trials to longer-term Phase II trials. Our services include developing study design, recruiting and screening study participants, conducting Phase I and II clinical trials, and collecting and reporting to our clients the clinical data collected during the course of our clinical trials. We conduct Phase I and II clinical trials at our Miami, Florida, Ft. Myers, Florida and Quebec City and Montreal, Quebec locations.

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

Bioanalytical Laboratory Services.

     We provide bioanalytical laboratory services through good laboratory practice compliant facilities located in Quebec City, Quebec and Philadelphia, Pennsylvania. Our bioanalytical laboratories have or develop the scientific methods, or assays, necessary to analyze clinical trial samples. Our bioanalytical laboratories provide bioanalytical support for preclinical studies, bioavailability and drug metabolism studies, processing clinical study samples and drug interaction studies. During the clinical trial process, we conduct laboratory analysis on various biological specimens, including blood, to determine the quantity of a drug present in each specimen. We format and present the data resulting from this process to our clients for their use and interpretation. Finally, we now provide products used by bioanalytic laboratories with Anapharm's recent acquisition of Synfine. (see Acquisition of PDI-Research Laboratories)

Clinical Trials Management Services.

     Through our Charlotte, North Carolina facility, we provide specialized Phase II through IV clinical management services focused on ophthalmology, dermatology, women's' health, medical device, infectious disease and central nervous system clinical trials. SFBC NDS brings us expertise in cardiovascular studies. Since our acquisition of NDS, we have operated SFBC Charlotte and SFBC NDS as a single business unit and are merging them together effective April 1, 2003. We offer our clients the following integrated services:

     o  project design;

     o  study design;

     o  data management; and

     o  study monitoring.

     Study monitoring for Phase III clinical studies involves a high degree of logistical coordination as larger Phase III studies can involve hundreds of investigative sites, including hospitals, clinics and doctors' offices, located across the country. Our study monitoring services include:

     o  investigative site selection;

     o  qualified study participant recruitment;

     o  investigator recruitment; and

     o  auditing and quality assurance.

Early Clinical Pharmacology Research, Biostatistics and Data Management and Regulatory and Drug Submission.

     With our acquisition of NDS we now offer a full range of services to our clients. SFBC NDS adds expertise in early clinical pharmacology research, biostatistics and data management and FDA regulatory and new drug submission expertise.

CLIENTS AND MARKETING

     Our clients are leading pharmaceutical and biotechnology companies. With our acquisition of Anapharm, we now serve many leading generic manufacturers. Since our inception, we have developed a strong reputation for client service and have cultivated relationships with key decision makers within our clients' organizations. We focus on meeting or exceeding our clients' expectations and we believe that this has been a leading factor in generating repeat business from our clients. Each of our pharmaceutical and biotechnology company clients represents multiple sources of business for us since there are usually a number of therapeutic specialty or other groups that contract separately for services within one client company. The decision by one group to award a contract to us generally is made independently of decisions made by other groups within the same client.

     As recognition of our high quality niche services and growing reputation in the drug development services industry, we perform Phase I and II clinical trials services for some of our competitors. This typically occurs when a competitor has difficulty in recruiting special populations. The mix of our clients and revenues generated from individual clients varies from year-to-year. As is typical in our industry, various clients have comprised more than 10% of our consolidated revenues in prior years. For the 12 months ended December 31, 2001, one of the top 25 pharmaceutical companies in the United States accounted for 17% of our consolidated revenues. For the 12 months ended December 31, 2002, no client accounted for 10% or more of our revenues.

     We employ a team of sales and marketing professionals who market our services to pharmaceutical and biotechnology companies primarily in North America. Additionally, members of our senior management play a very active role in managing our relationships with existing clients and in helping to generate business from new clients.

OUR COMPETITORS

     The drug development services industry is highly fragmented and is comprised of a number of large, full-service drug development services companies and many small companies and limited service providers. Our major competitors in this industry include the research departments of pharmaceutical and biotechnology companies, drug development services companies including, Quintiles Transnational, Covance, PPD and MDS Pharma, and the research departments of universities and teaching hospitals. We compete in the Phase I and Phase II portion of the business on the basis of our ability to recruit special populations and conduct large trials at one location, our experience in targeted therapeutic areas, and our high quality personalized service. Our Phase III clinical trials management business competes by specializing in a limited number of niche specialties.

     Our bioanalytical laboratories compete primarily through the development of validated methodologies. The availability of these methodologies represents the best tool to sell our services to manufacturers, especially generic manufacturers conducting bioequivalence studies. In order to better attract generic business these methodoligies are often developed in a proactive way even before the generic clients need it. Our major competitors in this area are MDS Pharma and PPD.

     SFBC NDS competes with numerous large and small drug development companies and consulting firms. It uses its past experience and the personal relationships of its management to obtain new contracts from clients.

     Many of our competitors are larger and have substantially greater financial, human, and other resources than we do. Generally, drug development services companies principally compete on the basis of following factors:

     o the ability to recruit doctors and special population participants for clinical trials;

     o  medical and scientific expertise in specific therapeutic areas;

     o  the quality of their services;

     o  the range of services they provide;

     o  the ability to organize and manage large-scale trials; and

     o  financial stability.

     The general trend toward consolidation in our industry has resulted in increased competition for clients. Consolidation within the pharmaceutical and biotechnology industries as well as the trend by the pharmaceutical and biotechnology industries to limit outsourcing to fewer rather than more drug development services companies has also heightened competition for contracts in our industry.

INDEMNIFICATION AND INSURANCE

     We manage our risk of liability for personal injury or death to clinical trials participants by obtaining contractual indemnification provisions from our clients and maintaining insurance. The contractual indemnifications generally do not protect us against our own negligence. Our contractual arrangements are subject to negotiation with clients and the terms and scope of such indemnification vary by client and by clinical trial. Although most of our clients are large, well-capitalized companies, the financial performance of these indemnities is not secured. Therefore, we bear the risk that an indemnifying party may not have the financial ability to fulfill its indemnification obligations. We could be materially adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is not covered by an indemnification provision or beyond the scope or level of insurance coverage maintained by a client or by us or where the indemnifying party does not fulfill its indemnification obligations. We cannot be certain that our insurance coverage will be adequate, or that insurance coverage will continue to be available on terms acceptable to us.

GOVERNMENT REGULATION

     All phases of a clinical trial are governed by FDA regulations as well as other regulatory agencies including Therapeutic Products Directorate of Health Canada and European Medicine Evaluation Agency. We comply with the International Conference of Harmonization guidelines which affect global drug development. Our clients are responsible for selecting qualified drug development services companies, providing those companies with study protocols, monitoring the clinical trials, reporting any changes or modification of the clinical trials to the FDA or other regulatory agency, and reporting any serious and unexpected adverse reaction to the new drug to the regulatory agency. In the course of providing our drug development services, we must comply with a variety of regulatory requirements.

     Our services are subject to various regulatory requirements designed to ensure the quality and integrity of the clinical trials process. The industry standard for conducting clinical research and development studies is contained in regulations established for good clinical practice. The FDA requires that the results submitted to it be based on studies conducted according to these regulations. The regulations address the following:

     o  selecting qualified investigators and sites;

     o  obtaining specific written commitments from investigators;

     o  verifying that informed consent is obtained from participants;

     o  monitoring the validity and accuracy of data;

     o  verifying that we account for the drugs provided to us by our clients;
        and

     o  instructing investigators to maintain records and reports.

     Similar guidelines exist in Canada. Failure to comply with these regulations can result in the disqualification of all data collected during the clinical trials. We may be subject to regulatory action if we fail to comply with these rules.

     Additionally, because we frequently deal with contaminated or hazardous medical waste material, we must comply with environmental regulations of the federal, state, and local governments regarding disposal of these materials. We contract with outside licensed companies to handle our waste disposal and rely on their compliance with the rules for proper disposal.

     Because we use narcotic drugs and other controlled substances in some of our clinical trials, we are required to have a license from the United States Drug Enforcement Administration. Anapharm complies with similar laws in Quebec and Canada. We also must use special care and security procedures to safeguard and account for all controlled substances. We are in material compliance with all federal, state, provincial, and local regulations.

EMPLOYEES

     At March 10, 2003, we had 716 full-time and 158 part-time employees including 563 in Canada. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.


OUR HISTORY

     We are a Delaware corporation organized in 1999 when we acquired our predecessor that was a Florida corporation which commenced providing drug development services in Miami, Florida in 1984. We have grown rapidly both internally and through strategic acquisitions of related businesses which broaden our range of services. These acquisitions have been:

     o Our March 2000 acquisition of our Charlotte, North Carolina clinical trials management business;

     o Our February 2001 acquisition of our Ft. Myers, Florida Phase I and II clinical trials facility;

     o Our August 2001 acquisition of our first bioanalytical laboratory located in Philadelphia, Pennsylvania;

     o Our March 2002 acquisition of Anapharm, a Quebec City, Quebec based provider of Phase I clinical trials and bioanalytical laboratory services;

     o Our September 2002 acquisition of NDS, a Kennett Square, Pennsylvania provider of early clinical drug development, biostatistical, data management and consulting services to the pharmaceutical and biotechnology industries; and

     o  Anapharm's March 2003 acquisition of Synfine.

ITEM 2. DESCRIPTION OF PROPERTY.

     We lease all of our facilities under long-term written leases that generally provide for base monthly rents with annual escalation clauses based upon cost of living increases. These increase are calculated using various methods on a lease by lease basis. All of our facilities are in excellent condition and enable us to serve our clients efficiently.

     Our corporate headquarters are located in Miami, Florida where we operate a 73,000 square foot 500-bed Phase I and Phase II facility. We have a 10-year lease expiring in 2011 with a monthly base rent of approximately $50,000.

     SFBC Charlotte leases approximately 11,700 square feet in Charlotte, North Carolina at a rate of approximately $14,700 per month. The lease expires on August 31, 2005. SFBC Charlotte also leases approximately 850 square feet of space in the Charlotte vicinity at a monthly cost of $1,900 per month expiring December 31, 2003.

     SFBC NDS leases 8,000 square feet of space at a monthly cost of approximately $15,700 monthly. This lease expires August 31, 2006.

     In April 2003, SFBC Ft. Myers will be moving to a larger 20,000 square foot facility in Ft. Myers, Florida with an expanded capacity of 120 beds. The base monthly rent for this facility will be approximately $20,600 per month, expiring in April 2008. SFBC Ft. Myers currently leases approximately 6,100 square feet, where it operates a 48-bed facility in Ft. Myers, Florida. The lease expires in December 2005. The base monthly rent for this facility is approximately $7,000. In late March and early April 2003 SFBC Ft. Myers plans to completely vacate this facility and sublease it. SFBC Ft. Myers, also, has a one year lease expiring in September 2003 for approximately 2,300 square feet of office space in Tampa, Florida, for which its pays $2,450 per month.

     Our Anapharm, Quebec City, Phase I facility and bioanalytical laboratory occupy 67,000 square feet. The lease expires in May 2006. Anapharm's monthly base rent is approximately $46,000.

     Our Anapharm Montreal, Phase I facility occupies approximately 40,000 square feet. This location is covered by three separate leases at a combined monthly cost of approximately $41,000 per month. These leases expire between March 2008 and March 2011.

     Our Trois-Rivieres, Canada recruitment center occupies approximately 1,300 square feet. The lease expires in March 2005. The monthly base rent at this facility is approximately $1,000.

ITEM 3. LEGAL PROCEEDINGS.

     We are not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote for our security holders during the fourth quarter of the year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for our common stock which has traded on the Nasdaq National Market system under the symbol "SFCC" since June 19, 2001 and which previously traded on the American Stock Exchange under the symbol "SFC" since its original listing on October 11, 2000 through June 18, 2001.

Common Stock                     High          Low
------------                    ------        ------
2001
----
Fourth Quarter                  $22.15        $13.90
Third Quarter                   $34.99        $11.04
Second Quarter                  $29.55        $ 8.65
First Quarter                   $ 9.50        $ 3.63

2002
----
Fourth Quarter                  $15.80        $10.31
Third Quarter                   $17.45        $ 7.80
Second Quarter                  $25.98        $14.72
First Quarter                   $26.74        $16.00

HOLDERS

     As of March 27, 2003, there were approximately 58 registered holders of record of our common stock. We believe that there are approximately 3,651 beneficial owners of our common stock.

DIVIDEND POLICY

     We have never paid cash dividends on our common stock. Payment of dividends is within the discretion of our board of directors and will depend upon our earnings, capital requirements and operating and financial condition. Our bank facility with Wachovia Bank (see Liquidity Section that follows) enables us to pay dividends provided that we remain in compliance with required financial operating ratios after giving effect to the dividend payment. Currently, we intend to follow a policy of retaining future earnings in order to finance the growth and development of our business, and for general corporate purposes.

RECENT SALES OF UNREGISTERED SECURITIES

     During the two year period ended December 31, 2002, we issued shares of our common stock to the following individuals and corporations upon the exercise of warrants as acquisitions and as employee consideration, which were not covered by an effective registration statement but were exempt under Section 4 (2) of the Securities Act of 1933.

                                                        NUMBER OF
DATE                     NAME                            SHARES     CONSIDERATION
----------------         ----------------------          ------     -------------
April 24, 2001           Nick P. Tootle                  5,556      Signing Bonus

May 11, 2001             Howard Fogelsong                1,772      $14,176
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

June 1, 2001             Patrick Murphy, M.D.            6,929      Cashless
                                                                    Warrant Exercise

June 8, 2001             Rudolph Dickson                 2,667      Cashless
                                                                    Warrant Exercise

June 11, 2001            Margaret Miller Trust           5,682      Cashless
                                                                    Warrant Exercise

June 22, 2001            Dennis Hieronymus               1,935      Cashless
                                                                    Warrant Exercise

June 22, 2001            Maurice and Mary Baldwin,       2,878      Cashless
                         Trustees                                   Warrant Exercise

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

July 6, 2001             Edmond W. Gardiner              1,191      Cashless
                                                                    Warrant Exercise

July 23, 2001            Roscoe M. Smith                 1,592      Cashless
                                                                    Warrant Exercise

October 12, 2001         Raymond Zuczuski                1,770      Cashless
                                                                    Warrant Exercise

February 1, 2002         Robert Dudley                   2,050      Cashless
                                                                    Warrant Exercise

March 8, 2002            George L. May and               1,174      Cashless
                         Linda J. May                               Warrant Exercise

March 11, 2002           Keith C. Carini, D.D.S.         1,211      Cashless
                                                                    Warrant Exercise

March 18, 2002           Gestion Marc Lebel, Inc.       48,352      Common Stock
                                                                    Of Anapharm, Inc.

March 18, 2002           Marc Lebel                     41,750      Common Stock
                                                                    Of Anapharm, Inc.

March 18, 2002           Francois Vallee                56,335      Common Stock of Anapharm, Inc.


March 18, 2002           Guylaine Perron                 3,590      Common Stock of Anapharm, Inc.

March 18, 2002           Eric Masson                     3,590      Common Stock of Anapharm, Inc.

March 18, 2002           Stephane Marin                  2,991      Common Stock of Anapharm, Inc.

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

April 18, 2002           David M. Kushner                3,906      $9.60 Warrant Exercise

April 19, 2002           Joanne B. May                   2,715      Cashless Warrant Exercise

May 9, 2002              Joseph E. Webb                  5,672      Cashless Warrant Exercise

May 17, 2002             Jerry Nash                      2,611      Cashless Warrant Exercise

June 6, 2002             Harold T. George and Ruth       3,599      Cashless Warrant Exercise
                         B. George, TTEE UAD

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

June 11, 2002            Carl J. Wallace                 1,849      Cashless Warrant Exercise

June 13, 2002            Frank L. Jenkins                1,532      Cashless Warrant Exercise

June 13, 2002            Dennis D. Glass                 3,727      Cashless Warrant Exercise

June 18, 2002            Leo Watkins                     3,856      Cashless Warrant Exercise

July 16, 2002            Harold and Marilyn F.           8,577      Cashless Warrant Exercise
                         Chalmers

September 6, 2002        New Drug Services             234,060      Purchase of New Drug Services

        The warrant holders acquired their warrants when the Company converted notes previously issued to the warrant holders. The March 18, 2002 common stock issuances were partial consideration for the Company's purchase of the common stock of Anapharm, Inc. The September 6, 2002 common stock issuances were partial consideration for the Company's purchase of substantially all of the assets of NDS.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including but not limited to, those contained in the discussion on forward-looking statements that follows this section and those contained in "Special Factors Relating to Our Business". We disclaim any intention or obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

CRITICAL ACCOUNTING POLICIES

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and the Company's actual results are subject to the risk factors listed below.

     Management believes that the following may involve a higher degree of judgment or complexity:


     Collectibility of Accounts Receivable
     -------------------------------------

     The Company's allowance for doubtful accounts and allowance for changes in contracts are based on management's estimates of the creditworthiness of its clients, analysis of subsequent changes in contracts, analysis of delinquent accounts, the payment histories of the accounts and management's judgment with respect to current economic conditions and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management sets reserves for customers based upon historical collection experience, and sets specific reserves for customers whose accounts have aged significantly beyond this historical collection experience. Should business conditions deteriorate or any major client default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company's operations.

     The allowance for changes in contracts is an estimate established through reductions to net revenue while the allowance for doubtful accounts is an estimate established through charges to selling, general and administrative expenses.

     Revenue and Cost Recognition
     ----------------------------

     Revenues from contracts are generally recognized as services are performed on the percentage-of-completion method of accounting with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in revenue when the work is performed and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement.

     Direct costs include all direct costs related to contract performance. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. Changes in job performance and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Due to the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term and the change could be material.

     Included in accounts receivable are unbilled amounts, which represent revenue recognized in excess of amounts billed. Advance billings represent amounts billed in excess of revenue recognized.

     Income Taxes
     ------------

     Significant management judgment is required in developing the Company's provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for income taxes have been made.

     Impairment of Assets
     --------------------

     The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows.

     In 2002, the Company began to perform an annual test for impairment of goodwill. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. The Company assesses fair value based upon its best estimate of the present value of future cash flows that it expects to generate by the reporting unit. The test performed for 2002 did not identify any instances of impairment. However, changes in expectations as to the present value of the reporting unit's future cash flows might impact subsequent year's assessments of impairment.

     OTHER ESTIMATES. The Company makes a number of other estimates in the ordinary course of business relating to volume rebates, litigation, etc. Historically, past changes to these estimates have not had a material impact on our financial condition. However, circumstances could change which may alter future expectations.


RESULTS OF OPERATIONS

Net Revenues
------------

     Our net revenues were $64,740,047 for the year ended December 31, 2002, which is an increase of 106 % from $31,470,528 for the prior year. The increase is attributable to (i) the inclusion in revenues of a full year of operations for SFBC Analytical compared to four and one-half months in the prior year; (ii) inclusion of nine and one-half months of revenues for Anapharm compared to zero in the prior year; and the inclusion of four months of revenues at NDS compared to zero in the prior year. In 2002, both our Phase I and II business, and our Phase III business grew over 2001 levels. On a pro forma basis, if SFBC had owned all of its subsidiaries as of January 1, 2001, net revenues for the year ended December 31, 2002 would have increased approximately 16.2% over the same period in 2001.

Gross Profit Margins
--------------------

     Our gross profit margins increased to 43.3% in 2002 from 42.3% in 2001. The largest factor affecting the increase in our gross profit margins was the inclusion of a full year of higher margin bioanalytical business at SFBC Analytical which we owned for four and one-half months in 2001. The increase in gross profit margins was partially offset by the inclusion of nine and one-half months of Anapharm's margins in 2002. Anapharm's gross profit margins are lower than we experienced historically.

     For the three months ended December 31, 2002 our gross margins were 40.1% compared to 45.0% for the same three months ended December 31, 2001. On a going forward basis, our gross margins will vary from quarter to quarter. With the acquisition of Anapharm and NDS in 2002, as described throughout this Report, we now perform a wide array of different services. Typically, gross margins for our Phase I and II clinical and bioanalytical services are higher than our Phase III trials management, and other services we provide. Our future gross margins will vary based upon the mix of contracts and the amount of revenue generated for each type of service we perform. This could impact our future profit margins and gross profit comparisons to historical levels. For 2003 we anticipate our gross margin will be between 41% and 43%

Selling, General and Administrative Expenses
--------------------------------------------

     Our selling, general and administrative expenses or S,G&A expenses increased from $7,556,126 for the year ended December 31, 2001 to $17,867,455 for the year ended December 31, 2002, an increase of 136.5%. As a percentage of net revenues, our S,G&A expenses increased from 24.0% for the year ended December 31, 2001 to 27.6% for the year ended December 31, 2002.

     The increase in total S,G&A expenses the period ended December 31, 2002 compared to the same period in 2001, is primarily due to (i) our increased sales and marketing efforts, (ii) an increase in bad debt expense, depreciation expense and other expenses consistent with the growth of the Company, (iii) the inclusion of Anapharm's S,G&A expenses for nine and one half months in 2002 and
(iv) the inclusion of NDS' S,G&A expenses for four months in 2002. The increase in S,G&A expenses as a percentage of revenues is primarily due to the inclusion of Anapharm expenses.

     As a result of the acquisition of Anapharm on March 18, 2002, the Company expects its S,G&A expenses as a percentage of revenues to remain at, or near, current levels. This is primarily attributable to the nature of Anapharm's business where it employs a higher number of research and development employees and incurs higher S,G&A expenses as a percentage of revenues than our United States operations. The Canadian government subsidizes a portion of these additional expenses through tax credits. Under United States GAAP, these credits are applied against income tax expense rather than against the underlying S,G&A expenses that generated the credit. The overall impact on our operations is that S,G&A expenses as a percentage of revenues will be permanently higher and our effective tax rate will be permanently lower than in the past. Our net income is not affected by this method. In the future, whenever possible we intend to refer Phase I and Phase II studies and bioanalytical contracts to Anapharm to benefit from the lower operating costs in Canada as well as to maximize the availability of these tax credits. This strategy could also result in increasing our net income due to the lower Canadian operating costs and the lower prevailing Canadian tax rates. There will be some practical limitations which prevent us from referring some studies to Anapharm including differing areas of expertise, the availability of a special population group in South Florida but not in Quebec or client preferences on where the work should be performed.

Net Income
----------

     Net income increased from $3,819,468 to $7,868,238 for the year ended December 31, 2002 compared to the 12 months ended December 31, 2001, an increase of 106%. On a fully diluted basis, our earnings per share increased from $.81 to $1.05 for the year ended December 31, 2002 compared to the same period in the 2001. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from 4,739,191 to 7,487,226 for the year ended December 31, 2002 compared to the corresponding period in the prior year. The increase in the number of shares resulted primarily from the issuance of 2,000,000 shares of common stock in connection with our secondary offering in December 2001, the exercise of approximately 709,000 warrants in August 2001, the issuance of approximately 167,000 shares in connection with the Anapharm acquisition in March 2002, the issuance of approximately 234,000 shares in the NDS acquisition in September 2002, and the exercise of approximately 400,000 warrants and options between January 1, 2002 and December 31, 2002.

     On July 17, 2002, we announced a common stock buyback plan of up to 750,000 shares. As of December 31, 2002, we had purchased 204,300 shares in various open market purchases at an average price of approximately $10.65 per share, or a total expenditure of approximately $2,176,484. These shares are presented as common stock held in treasury at December 31, 2002 and were retired in February 2003. We have not made any additional treasury share purchases since December 31, 2002. We may continue to purchase our shares, or may discontinue the buyback at any time depending on the selling price of our common stock, the viability of potential acquisition targets, and our cash flows from operations and on hand cash balances.

     Our effective tax rate for the 12 month period ended December 31, 2002 was 23.7% compared to 37.3% for the same period in 2001. This decrease is primarily attributable to Anapharm's significantly lower tax rate as compared to the United States tax rate. As described throughout this Report, Anapharm receives significant tax credits from the government of Canada for incurring research and development expenses. These credits lower our effective tax rate. We expect the nature of Anapharm's business and the generation of significant tax credits to continue; however, there can be no assurance on the future amount of these credits on a quarterly or annual basis.

     On a going forward basis, we expect our effective tax rate to be between 24% and 26% as compared to the historical tax rate of 35% to 38.5% (based upon earnings in the United States only), The effective tax rate will be dependent on the amount of the credits Anapharm receives and Anapharm's relative contribution to our consolidated pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     For 2002, net cash provided by operating activities was $5,208,040 in contrast to $3,645,659 of net cash provided by operations in 2001. The change is primarily due to the substantial increase in net earnings and depreciation and amortization resulting from the growth of our business in 2002, offset by a substantial increase in net assets including an increase of approximately $5,827,328 in accounts receivable. As is typical with growing businesses, an increase in revenues increases accounts receivables. In turn, this results in an increase of our cash balances pending collection of the receivables.

     For 2002, net cash used in investing activities was $36,664,352 compared to $7,324,693 used in investing activities in 2001. The increase resulted primarily from the use of approximately $29,229,000 of net cash to acquire Anapharm and NDS in 2002, the purchase of approximately $5,100,000 of property and equipment, and the purchase of approximately $2,414,000 in marketable securities. In 2001, we acquired SFBC Ft. Myers and SFBC Analytical for net cash of approximately $3,379,000 and spent approximately $3,000,000 million in capital expenditures.

     During 2002 we used $1,285,331 in financing activities compared to net cash provided by financing activities of $35,994,570 in 2001. The increase was primarily due to raising net proceeds of approximately $29,000,000 from a secondary offering in December 2001, and the receipt of approximately $6,800,000 from the exercise of stock options and warrants in 2001. In addition, in 2002 the Company repurchased approximately $2,176,000 of its common stock.

     On October 16, 2000, we completed our initial public offering and realized net proceeds of approximately $8,270,000. We have spent all of the net proceeds including $885,000 to pay indebtedness, $3,379,000 to acquire SFBC Ft. Myers and SFBC Analytical and the balance for working capital.

     On September 16, 2002, we entered into a $10 million Revolving Credit and Security Agreement with Wachovia Bank National Association. The interest rate on this Credit Facility is LIBOR based and variable. As of December 31, 2002, our average interest rate on the entire Credit Facility was approximately 3.5 %. This Credit Facility enables SFBC to borrow for general working capital purposes and for the purpose of financing acquisitions of companies in related industries. This Credit Facility is secured by substantially all of our assets. We have not borrowed any funds under this Credit Facility although as of December 31, 2002 we could have borrowed substantially all $10 million. In order to qualify to be able to draw down on the Credit Facility we must comply with covenants requiring us to maintain certain leverage and debt service coverage ratios, as well as minimum liquidity.

     At March 20, 2003, we had approximately $6.4 million in cash on hand. Based upon our cash balances and our positive cash flows from operations, we believe we have enough working capital to meet our operational needs within the next 12 months. If we consummate any acquisitions, we expect to use our Credit Facility and, if necessary, obtain additional debt or equity financing. Except for the possibility of issuing stock related to a potential accretive acquisition, should one arise and the commitments noted below, we do not anticipate issuing any of our common stock during 2003.

COMMITMENTS

     We acquired SFBC Charlotte in March 2000. As part of the purchase price we agreed to pay the seller potential additional consideration up to a maximum payment of $1.2 million earn-out based upon future SFBC Charlotte's operating performance during the first three post-acquisition years. This three year period ends on March 31, 2003. No payments have been earned during the first two years following the acquisition. Based upon the attainment by SFBC Charlotte of certain operating milestones through the nine-month measurement period ending December 31, 2003 of the third year, of the earn-out ended December 31, 2003, we believe, that it is more likely than not, that we will pay the full $1.2 million to the seller of SFBC Charlotte. As a result both goodwill and accrued liabilities on our Consolidated Balance Sheet have been increased by $1.2 million. We have the option to pay this earn-out in any combination of cash and SFBC common stock. We expect to deliver common stock. The number of shares will be based upon a fair market value formula during April 2003. We will deliver the shares on May 15, 2003 and have agreed to register them on Form S-3.

     In addition, we may pay NDS up to $8 million as an earn-out based upon SFBC NDS' future operating results over a three year period with the initial year ending September 30, 2003. Of this $8 million potential earnout, $6 million is to be paid in cash and the remaining $2 million will be paid through the issuance of common stock.

RELATED PARTY TRANSACTIONS

     In March 2003, Lisa Krinsky, M.D., our chairman of the board of directors and president, voluntarily prepaid a note due on July 31, 2003 in the amount of $94,918 including accrued interest. The loan represented personal expenses we paid for Dr. Krinsky in 1998 prior to our initial public offering. We will not make any future loans to our executive officers and directors. Disclosure of other related party transactions dealing with management compensation will be contained in the proxy statement referenced to in Part III of this Report.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. SFBC does not believe the adoption of this standard will have a material impact on the financial statements.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), an amendment of FASB Statement No. 123". SFAS 148 amends FASB Statement No. 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosures about those effects in interim financial information. SFBC currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. SFBC currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and adopted the additional disclosure provisions of SFAS 148 during the first quarter in December 2002.

     In November 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FASB Interpretation 45, a guarantor is required to:

o measure and recognize the fair value of the guarantee at inception (for many guarantees, fair value will be determined using a present value method); and

o provide new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

     The disclosure requirements of this Interpretation are effective for financial statements for fiscal years ending after December 15, 2002 and did not have a material effect on the Company's financial statements. The initial recognition and measurement provisions are effective prospectively for guarantees issued or modified on or after January 1, 2003, which should not have a material effect on the Company's financial statements.

FORWARD-LOOKING STATEMENTS

     The statements in this Report relating to the growing market for contract research organizations, the trends affecting contract research organizations, the increase in outsourcing by the industries we serve, our making accretive acquisitions, the potential of our Miami facility to generate additional revenues, our opportunity to serve generic drug companies, our ability to add additional therapeutic specialties, our payment of the SFBC Charlotte earn-out, the adequacy of our working capital and liquidity to fund operations and our ability to finance future acquisitions, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

     The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) an unanticipated decision to make an acquisition of a substantially larger competitor, which would require us to re-allocate our intended uses of our cash resources; (2) our ability to successfully implement our plans for operational and geographical expansion; (3) our ability to successfully achieve and manage the technical requirements of specialized clinical trial services, while maintaining compliance with applicable rules and regulations; (4) our ability to compete in attracting pharmaceutical and biotechnology companies in order to develop additional business; (5) our continued ability to recruit participants for clinical studies and efficiently conduct or manage the studies;
(6) the economic climate nationally and internationally as it affects drug development operations and the future research needs of our clients ; and (7) our ability to integrate and absorb any acquisitions into our current operational structure.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the following discussion and our filings with the Securities and Exchange Commission.

SPECIAL FACTORS RELATING TO OUR BUSINESS AND COMMON STOCK
OUR BUSINESS AND COMMON STOCK ARE SUBJECT TO A NUMBER OF RISKS INCLUDING THOSE DISCLOSED BELOW.

WE RELY ON A LIMITED NUMBER OF CLIENTS FOR A LARGE PERCENTAGE OF OUR REVENUES WHICH MEANS THAT WE FACE A GREATER RISK OF LOSS OF REVENUES IF WE LOSE A CLIENT WHICH PROVIDES A MATERIAL AMOUNT OF REVENUES.

     Historically, we have relied on a small number of clients to generate a large percentage of our revenues. In 2002 no client comprised 10% of our revenues. Companies that comprise our largest clients vary from year to year, and our revenues from individual clients fluctuate each year. If we lose one or more major clients, our business, prospects, financial condition and results of operations could be materially and adversely affected.

OUR CLIENTS MAY CANCEL OR DELAY OUR CONTRACTS, WHICH COULD REDUCE OUR FUTURE REVENUES AND RESULT IN OPERATING LOSSES.

     Our clients may cancel or delay our contracts at any time for no reason. They also may cancel a clinical trial for a variety of reasons, including:

     o manufacturing problems resulting in a shortage or unavailability of the drug we are testing;

     o a decision by a client to de-emphasize or cancel the development of a drug;

     o  unexpected clinical trial results;

     o  adverse participant reaction to a drug;

     o  a request by the FDA; and

     o  inadequate participant enrollment.

     The loss or delay of a large project or contract or the loss or delay of multiple small contracts could have a material adverse effect on our business and future results of operations.

IF WE CANNOT MANAGE OUR GROWTH EFFECTIVELY, WE MAY NOT CONTINUE TO OPERATE AT THE SAME LEVELS OF PROFITABILITY, AND OUR GROWTH MAY SLOW AND OUR PROFITABILITY MAY DECLINE.

     We have grown rapidly since 1998. Businesses which grow rapidly often have difficulty managing their growth. Although we have expanded our management, we will have to continue recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money.

BECAUSE OF OUR ACQUISITION STRATEGY, OUR FUTURE RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED.

     One important aspect of our growth strategy is to pursue strategic acquisitions of related companies that expand or compliment our business. We cannot assure you that:

     o  we will identify suitable acquisition candidates;

     o  we can consummate acquisitions on acceptable terms;

     o we can successfully integrate any acquired companies into our operations; or

     o we will be able to retain an acquired company's significant client relationships and key personnel or otherwise realize the intended benefits of any acquisition.

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

WE ARE SUBJECT TO CHANGES IN OUTSOURCING TRENDS IN THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

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

WE RISK POTENTIAL LIABILITY WHEN CONDUCTING CLINICAL TRIALS, WHICH COULD COST US LARGE AMOUNTS OF MONEY.

     Our clinical trials involve administering drugs to humans in order to determine the effects of the drugs. By doing so, we are subject to the general risks of liability to these persons, which include:

     o adverse side effects and reactions resulting from administering these drugs to a clinical trial participant;

     o  improper administration of the new drug; or

     o potential professional malpractice of our employees, including physicians.

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

     As of March 31, 2003 Dr. Lisa Krinsky and Mr. Arnold Hartman, our chairman of the board and our chief executive officer, beneficially own approximately 19% of our outstanding common stock. As a result, they may be able to exercise control over all matters requiring stockholder approval including the election of directors and approval of significant corporate transactions. Their voting control could have the effect of delaying or preventing a change of control, which might benefit our stockholders. Additionally, management's voting control may depress the future market price of our common stock.

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

FLUCTUATIONS IN OUR OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO FALL.

     Historically, our revenues have been higher in the second half of the year. These fluctuations are usually due to the level of new business authorizations in a particular quarter or year and the timing of the initiation, progress, or cancellation of significant projects. We anticipate that this will continue because of the way our clients' budget their research and development expenditures. In addition, we have had some volatility in our quarterly results. Our varying quarterly results may result in the drop of our common stock price if investors react to our reporting operating results which are less favorable than in a prior quarter.

OUR STOCK PRICE CAN BE EXTREMELY VOLATILE, AND IT COULD SUFFER A DECLINE IN
VALUE.

     The trading price of our common stock has been, and is likely to be, volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

     o  actual or anticipated variations in quarterly operating results;

     o  loss of a major client;

     o  new service offerings introduced or announced by our competitors;

     o  changes in financial estimates by securities analysts;

     o  changes in market valuations of other similar companies;

     o our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     o  additions or departures of key personnel; and

     o  sales of our common stock, including short sales.

     As a result, investors could lose all or part of their investment. In addition, the stock market in general experiences extreme price and volume fluctuations that are often unrelated and disproportionate to the operating performance of companies.

ITEM 7. FINANCIAL STATEMENTS.

SEE PAGES F-1 - F-38.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On November 16, 2001 we retained Grant Thornton, LLP as our auditors to replace Kaufman, Rossin & Co. who was dismissed, to audit our books and accounts for the fiscal year ending December 31, 2001. Our board of directors and its Audit Committee approved the decision to change independent accountants.

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

     There were no disagreements with Grant Thornton related to the audit for the years ended December 31, 2002 or 2001.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by this Item shall be contained in the proxy statement for the 2003 annual meeting, which shall be filed within 120 days of December 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required by this Item shall be contained in the proxy statement for the 2003 annual meeting which shall be filed within 120 days of December 31, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this Item shall be contained in the proxy statement for the 2003 annual meeting which shall be filed within 120 days of December 31, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item shall be contained in the proxy statement for the 2003 annual meeting which shall be filed within 120 days of December 31, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBIT INDEX

Exhibit
Number   Description
------   ---------------------------------------------------------------------

3.1      Certificate of Incorporation(1)
3.2      First Amendment to Certificate of Incorporation(1)
3.3      Certificate of Correction to Certificate of Incorporation(2)
3.4      Bylaws(1)
3.5      First Amendment to the Bylaws(2)
3.6      Second Amendment to the Bylaws
4.1      Form of Common Stock Certificate(1)
10.1     Employment Agreement of Arnold Hantman(3)
10.2     Employment Agreement of Lisa Krinsky, M.D.(3)
10.3     Employment Agreement of Dr. Gregory Holmes(1)
10.6     Employment Agreement of David Natan(4)
10.7     Employment Agreement of Marc Lebel(4)
10.8     Employment Agreement of Allan Xu(5)
10.9     Employment Agreement of Dr. Michael Adams
10.10    Second Amended and Restated 1999 Stock Option Plan(4)
10.11    Asset Purchase Agreement (SFBC Charlotte, Inc.)*(2)
10.12    Share Purchase Agreement (Anapharm)*(6)
10.13    Agreement and Plan of Merger (SFBC Analytical Laboratories, Inc.)(7)
10.14    Asset Purchase Agreement (SFBC New Drug Services, Inc.)*(8)
10.15    Audit Committee Charter - 2002
21       Subsidiaries
23       Consent of Grant Thornton LLP dated March 31, 2003
----------------
* Confidential Portions omitted and filed separately with the Commission pursuant to a Request for Confidential Treatment.

(1) Contained in Form SB-2 filed on August 17, 1999
(2) Contained in Form SB-2 filed on October 5, 2000
(3) Contained in Form SB-2 filed on July 21, 2000
(4) Contained in Form 10-KSB filed April 1, 2002
(5) Contained in Form SB-2 filed on September 7, 2001
(6) Contained in Form 10-KSB/A filed on April 10, 2002.
(7) Contained in Form 8-K/A filed on August 29, 2001.
(8) Contained in Form 8-K/A filed on March 21, 2003.

         (b) Two Reports on Form 8-K were filed during the last quarter of the period covered by this Report. The Report filed on November 20, 2002, contained the required financial information relating to the NDS acquisition. The Report filed on December 30, 2002 disclosed the establishment of 10b5-1 sales plans by two executive officers of SFBC.

ITEM 14.  CONTROLS AND PROCEDURES

     Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this report (the "Evaluation Date") and, based on that evaluation, concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us that is required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Since the Evaluation Date, there have not been any significant changes to our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 2003.

                       SFBC International, Inc.

                       By /s/ Arnold Hantman
                          ------------------
                       Arnold Hantman, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lisa Krinsky, M.D.        Chairman of the Board of Directors             March 31, 2003
---------------------------
Lisa Krinsky, M.D.


/s/ Arnold Hantman            Director                                       March 31, 2003
---------------------------
Arnold Hantman


/s/  David Natan              Vice President of Finance (Principal           March 31, 2003
----------------              Financial Officer)
David Natan


/s/ Ramiro Casanas            Chief Accounting Officer                       March 31, 2003
---------------------------
Ramiro Casanas


/s/ Jack Levine               Director                                       March 31, 2003
---------------
Jack Levine


/s/ Dr. Leonard Weinstein     Director                                       March 31, 2003
-------------------------
Dr. Leonard Weinstein


/s/ David Lucking
-------------------------
David Lucking                 Director                                       March  31, 2003

                                 C O N T E N T S



                                                                   Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F-2


CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                                     3

     CONSOLIDATED STATEMENTS OF EARNINGS                             4

     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
       EQUITY                                                        5

     CONSOLIDATED STATEMENTS OF CASH FLOWS                         6 - 7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    8 - 34

Board of Directors and Stockholders
SFBC International, Inc.

We have audited the accompanying consolidated balance sheets of SFBC International, Inc. and Subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SFBC International, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard 142 "Goodwill and Other Intangible Assets" on January 1, 2002.


/s/ Grant Thornton LLP

Miami, Florida
February 18, 2003

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND DECEMBER 31, 2001
================================================================================

ASSETS
                                                                                               December 31,       December 31,
                                                                                                   2002               2001
                                                                                                   ----               ----
Current Assets
      Cash and cash equivalents                                                                  6,361,496        39,103,139
      Investment in marketable securities                                                        2,413,522                --
      Accounts receivable, net                                                                  21,753,778        10,453,729
      Income tax receivable                                                                        290,221                --
      Loans receivable from officers/stockholders                                                  343,400           363,517
      Prepaids and other current assets                                                          4,256,584           289,248
                                                                                               -----------       -----------
           Total current assets                                                                 35,419,001        50,209,633
Loans receivable from officers                                                                     600,000           800,000
Property and equipment, net                                                                     16,612,579         3,928,584
Goodwill, net                                                                                   30,151,148         4,483,690
Other intangibles, net                                                                           2,662,603           684,973
Deferred income taxes                                                                              283,665                --
Other assets, net                                                                                  230,444           376,650
                                                                                               -----------       -----------
           Total assets                                                                         85,959,440        60,483,530
                                                                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                                           6,323,414         1,538,903
      Accrued liabilities                                                                        3,041,087         1,318,730
      Advance billings                                                                           3,802,754         1,483,216
      Income taxes payable                                                                              --         1,046,420
      Deferred income taxes                                                                         85,308           222,713
      Capital lease obligaions and notes payable, current portion                                1,361,231             7,490
                                                                                               -----------       -----------
           Total current liabilities                                                            14,613,794         5,617,472
Capital lease obligations and notes payable                                                      2,786,956             1,248
Deferred income taxes                                                                                   --           233,602
Commitments                                                                                             --                --
Stockholders' equity
      Preferred stock. $0.10 par value, 5,000,000 shares authorized, none issued                        --                --
      Common stock, $0.001 par value, 20,000,000 shares authorized, 7,408,682 and
         6,670,320 shares issued and outstanding as of December 31, 2002 and
         December 31, 2001                                                                           7,409             6,670

      Additional paid-in capital                                                                58,068,002        49,913,845
      Retained earnings                                                                         12,641,431         4,773,193
      Note receivable - officer                                                                         --           (62,500)
      Accumulated other comprehensive earnings                                                      18,332                --
      Common stock held in treasury, at cost - 204,300 shares at December 31, 2002
        and -0- shares at December 31, 2001                                                     (2,176,484)               --
                                                                                               -----------       -----------
           Total stockholders' equity                                                           68,558,690        54,631,208
                                                                                               -----------       -----------
           Total liabilities and stockholders' equity                                           85,959,440        60,483,530
                                                                                               ===========       ===========

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
================================================================================

                                                              Twelve Months Ended
                                                                  December 31,
                                                            2002                2001
                                                            ----                ----
Net revenue                                             $ 64,740,047       $ 31,470,528
Costs and expenses
      Direct costs                                        36,727,571         18,150,867
      Selling, general and administrative expenses        17,867,455          7,556,126
                                                        ------------       ------------
           Total costs and expenses                       54,595,026         25,706,993
           Earnings from operations                       10,145,021          5,763,535
Other income (expense)
      Interest income                                        446,662            359,159
      Interest expense ($0 and
       $12,691 to related parties in 2002
       and 2001 respectively.)                              (281,880)           (27,112)
                                                        ------------       ------------
           Total other income (expense)                      164,782            332,047
                                                        ------------       ------------
           Earnings before taxes                          10,309,803          6,095,582
Income tax expense                                         2,441,565          2,276,114
                                                        ------------       ------------
           Net earnings                                 $  7,868,238       $  3,819,468
                                                        ============       ============
Earnings per share:
      Basic                                             $       1.12       $       0.94
                                                        ============       ============
      Diluted                                           $       1.05       $       0.81
                                                        ============       ============
Shares used in computing earnings per share:
      Basic                                                7,043,518          4,073,292
                                                        ============       ============
      Diluted                                              7,487,226          4,739,191
                                                        ============       ============

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
================================================================================



                                                   Common Stock
                                               -------------------  Additional    Retained
                                                              Par     Paid-In     Earnings
                                                Shares       Value    Capital     (Deficit)
                                               ---------     -----   ----------   ----------
Balances - January 1, 2001                     3,589,642     3,590   10,345,323       953,725

Common stock options issued as
  compensation                                        --        --      170,000            --

Exercise of stock options
  and warrants                                   899,087       899    6,893,409            --

Issuance of common stock
  for services                                     5,556         5       37,494            --

Common stock issued -
  Keystone acquisition                           178,035       178    2,574,264            --

Repurchase of common stock                        (2,000)       (2)     (25,530)           --

Proceeds from public offering                  2,000,000     2,000   32,498,000            --

Offering costs                                        --        --   (2,909,709)           --

Tax benefit from exercise
  of stock options                                    --        --      330,594            --

Note receivable - officer                             --        --           --            --

Net earnings                                          --        --           --     3,819,468
                                               ---------     -----   ----------   ----------

Balances - December 31, 2001                   6,670,320     6,670   49,913,845     4,773,193
Comprehensive earnings:
 Net earnings                                         --        --           --     7,868,238
 Foreign currency translation                         --        --           --            --
Total comprehensive earnings                          --        --           --            --
Common stock options
  issued as compensation                              --        --       35,417            --

Exercise of stock options
  and warrants                                   336,927       338    1,320,767            --

Common stock issued -
  Anapharm acquisition                           167,375       167    3,255,276            --

Common stock issued -
  NDS acquisition                                234,060       234    3,022,345            --

Repurchase of common stock                            --        --           --            --

Tax benefit resulting from
  exercise of stock options                           --        --      520,352            --

Repayment of note receivable -
  officer                                             --        --           --            --
                                               ---------     -----   ----------    ----------
Balances - December 31, 2002                   7,408,682     7,409   58,068,002    12,641,431

[RESTUB]

                                                            Accumulated
                                                  Note       Other
                                               Receivable Comprehensive    Common Stock
                                                 Office     Earnings      Held in Treasury      Total
                                                  ------     ------       ----------------    ----------
Balances - January 1, 2001                              --       --                     --    11,302,638

Common stock options issued as
  compensation                                          --       --                     --       170,000

Exercise of stock options
  and warrants                                          --       --                     --     6,894,308

Issuance of common stock
  for services                                          --       --                     --        37,499

Common stock issued -
  Keystone acquisition                                  --       --                     --     2,574,442

Repurchase of common stock                              --       --                     --       (25,532)

Proceeds from public offering                           --       --                     --    32,500,000

Offering costs                                          --       --                     --    (2,909,709)

Tax benefit from exercise
  of stock options                                      --       --                     --       330,594

Note receivable - officer                          (62,500)      --                     --       (62,500)

Net earnings                                            --       --                     --     3,819,468
                                                   -------  -------                           ----------

Balances - December 31, 2001                       (62,500)      --                     --    54,631,208

Comprehensive earnings:
 Net earnings                                           --       --                     --     7,868,238
 Foreign currency translation                           --   18,332                     --        18,332
                                                                                              ----------
Total comprehensive earnings                            --       --                     --     7,886,570
Common stock options
  issued as compensation                                --       --                     --        35,417

Exercise of stock options
  and warrants                                          --       --                     --     1,321,105

Common stock issued -
  Anapharm acquisition                                  --       --                     --     3,255,443

Common stock issued -
  NDS acquisition                                       --       --                     --     3,022,579

Repurchase of common stock                              --       --             (2,176,484)   (2,176,484)

Tax benefit resulting from
  exercise of stock options                             --       --                     --       520,352

Repayment of note receivable -
  officer                                           62,500       --                     --        62,500


                                                   -------   ------             ----------    ----------
Balances - December 31, 2002                            --   18,332             (2,176,484)   68,558,690

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
================================================================================


                                                                                       2002               2001
                                                                                       ----               ----
Cash flows from operating activities
    Net earnings                                                                    7,868,238          3,819,468
    Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                                 2,869,671            593,502
      Provision for bad debt                                                          387,236             48,439
      Noncash compensation - reduction of note receivable                             200,000                 --
      Common stock options issued as compensation                                      35,417            170,000
      Issuance of common stock for services                                                --             37,499
      Tax benefit resulting from exercise of stock options                            520,352            330,594
      Changes in assets and liabilities, net of acquisitions
        Accounts receivable                                                        (5,827,328)          (985,472)
        Income tax receivable                                                        (290,221)                --
        Prepaid expenses and other current assets                                  (2,011,931)            51,532
        Other assets                                                                  (42,168)          (397,714)
        Accounts payable                                                            1,415,242             88,906
        Accrued liabilities                                                           942,687           (122,856)
        Advance billings                                                            2,236,828           (107,304)
        Income taxes payable                                                       (1,550,228)           600,348
        Deferred income taxes                                                      (1,545,755)          (481,283)
                                                                                 ------------       ------------
Total adjustments                                                                  (2,660,198)          (173,809)
                                                                                 ------------       ------------
          Net cash provided by operating activities                                 5,208,040          3,645,659
                                                                                 ------------       ------------
Cash flows from investing activities
    Cash consideration - acquisitions, net of cash acquired                       (29,228,978)        (3,378,552)
    Purchase of property and equipment                                             (5,104,469)        (3,002,338)
    Purchase of long term investment - marketable securities                       (2,413,522)                --
    Loans to officers/stockholders                                                         --         (1,000,000)
    Repayment on loans to officers/stocholders                                         82,617             56,197
                                                                                 ------------       ------------
          Net cash used in investing activities                                   (36,664,352)        (7,324,693)
Cash flows from financing activities
    Principal payments on notes payable - purchase of assets                               --            (43,521)
    Principal payments on notes payable - stockholders                                (62,093)                --
    Principal payments on notes payable                                              (367,858)          (358,476)
    Repurchase of common stock                                                     (2,176,689)           (25,532)
    Proceeds from the issuance/exercise of warrants and common stock                1,321,309          6,831,808
    Net proceeds from secondary public offering                                            --         29,590,291
                                                                                 ------------       ------------
          Net cash (used in) provided by financing activities                      (1,285,331)        35,994,570
Net (decrease) increase in cash and cash equivalents                              (32,741,643)        32,315,536
Cash and cash equivalents at beginning of period                                   39,103,139          6,787,603
                                                                                 ------------       ------------
Cash and cash equivalents at end of period                                       $  6,361,496       $ 39,103,139
                                                                                 ============       ============

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE TWELVE MONTH PERIODS ENDED DECEMBER 31, 2002 AND 2001
================================================================================


                                                                                  2002            2001
                                                                                  ----            ----
Supplemental disclosures:
    Interest paid                                                             $   281,880      $   27,112
    Income taxes paid                                                         $ 2,921,103      $1,388,275
Supplemental disclosures of non-cash investing and finance activities:
    Fair value of net assets assumed in connection with
      acquisition of businesses                                               $14,943,000      $1,735,041
    Common stock issued in connection with acquisition of businesses          $ 6,278,023      $2,574,442
    Professional fees accrued in connection with acquisition of businesses    $    73,360      $       --
    Common stock options issued as compensation                               $    35,417      $  170,000
    Common stock issued for services                                          $        --      $   37,499
    Issuance of common stock for note receivable                              $        --      $   62,500
    Note receivable relieved in connection with acquisition of business       $        --      $  209,337
    Non cash compensation - reduction of note receivable                      $   200,000      $       --

                             See accompanying notes.

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     SFBC International, Inc. and Subsidiaries (the "Company") is a contract research organization with locations in Miami, Florida, Charlotte, North Carolina, Fort Myers, Florida, Kennett Square and Philadelphia, Pennsylvania, and Quebec City, and Montreal, Canada. The Company provides clinical research, bioanalytical laboratory services and drug development services to pharmaceutical and biotechnology companies and manages clinical trials at multiple sites involving ophthalmology, dermatology and generic drug testing. Almost all of the Company's clients are entities based throughout the United States and Canada. A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances.

     Management believes that the following may involve a higher degree of judgment or complexity:

     Collectibility of Accounts Receivable
     -------------------------------------

     The Company's allowance for doubtful accounts and allowance for changes in contracts are based on management's estimates of the creditworthiness of its clients, analysis of subsequent changes in contracts, analysis of delinquent accounts, the payment histories of the accounts and management's judgment with respect to current economic conditions and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management sets reserves for customers based upon historical collection experience, and sets specific reserves for customers whose accounts have aged significantly beyond this historical collection experience. Should business conditions deteriorate or any major client default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company's operations. (continued)

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Collectibility of Accounts Receivable - Continued
     -------------------------------------------------

     The allowance for changes in contracts is an estimate established through reductions to net revenue while the allowance for doubtful accounts is an estimate established through charges to selling, general and administrative expenses.

     Revenue and Cost Recognition
     ----------------------------

     Revenues from contracts are generally recognized as services are performed on the percentage-of-completion method of accounting with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in revenue when the work is performed and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement.

     Direct costs include all direct costs related to contract performance. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. Changes in job performance and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Due to the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change in the near term and the change could be material.

     Included in accounts receivable are unbilled amounts, which represent revenue recognized in excess of amounts billed. Advance billings represent amounts billed in excess of revenue recognized.

     Income Taxes
     ------------

     Significant management judgment is required in developing the Company's provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company operates within multiple taxing jurisdictions and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management's opinion, adequate provisions for income taxes have been made.
                                                                     (continued)

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Impairment of Assets
     --------------------

     The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows.

     In 2002, the Company began to perform an annual test for impairment of goodwill. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. The Company assesses fair value based upon its best estimate of the present value of future cash flows that it expects to generate by the reporting unit. The test performed for 2002 did not identify any instances of impairment. However, changes in expectations as to the present value of the reporting unit's future cash flows might impact subsequent year's assessments of impairment.

     OTHER ACCOUNTING POLICIES
     -------------------------

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of SFBC International, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                                                                     (continued)

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid investments with a purchased maturity of three months or less to be cash equivalents. Cash balances at December 31, 2002 and 2001 include $1,183,249 and $0 respectively held in foreign banks by the Company's Canadian subsidiary.

     Investment in Marketable Securities
     -----------------------------------

     In 2002, the Company purchased certain debt securities. The Company classifies its investments in debt securities as available-for-sale in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments classified as available-for-sale are carried at fair value based on quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive earnings, net of applicable deferred income taxes. As of December 31, 2001, the Company did not have any marketable securities. As of December 31, 2002 the unrealized gain on investments in marketable securities was insignificant.

     Cost is determined on an average cost per share basis for determining realized gains and losses. In 2002 and 2001, there were no realized gains or losses.
                                                                     (continued)

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Property and Equipment
     ----------------------

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

     Depreciation

     Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets. The range of useful lives is as follows:

              Furniture and fixtures                                    7 years
              Machinery and equipment                               5 - 7 years
              Leasehold improvements         Shorter of remaining life of asset
                                                 or remaining term of the lease

     Goodwill and Intangible Assets
     ------------------------------

     Goodwill is stated at cost. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 10 years. Accumulated amortization of goodwill as of December 31, 2002 and 2001 is $181,000. Other intangible assets are stated at cost and are amortized on a straight-line basis over terms ranging from .75 - 5 years. The Company completes an assessment of impairment of intangible assets whenever factors, events or changes in circumstances indicate the carrying amount of the intangible assets to be held and used may not be recoverable. Assessment of impairment is based on the expected undiscounted cash flows of the assets. If an asset is determined to be impaired, an impairment loss is recognized to the extent the carrying amount of the impaired asset exceeds fair value.

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

     The Company applied the provisions of SFAS 142 beginning on January 1, 2002. The Company has completed a transitional fair value based impairment test on its goodwill as of January 1, 2002. This test was performed by an independent valuation firm and the test indicated that the fair value of the goodwill is equivalent to or greater than the recorded value as of January 1, 2002, therefore, no adjustment has been made to the carrying value of the goodwill in the Company's financial statements.

     As of December 31, 2002, the Company has total consolidated goodwill, net of accumulated amortization of $30,151,148, which includes $15,171,513 of goodwill related to the Anapharm acquisition on March 18, 2002 and $9,295,945 of goodwill related to the New Drug Services acquisition on September 6, 2002. (continued)

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Goodwill and Intangible Assets - Continued
     ------------------------------

     In connection with adopting SFAS 142, the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The carrying amount of goodwill is as follows:



                  Goodwill, net of accumulated amortization at
                    December 31, 2001                               $ 4,483,690
                      Impairment adjustment                                  --
                      Addition resulting from acquisitions           24,467,458
                      Contingent consideration related to 2000
                        acquisition                                   1,200,000
                                                                    -----------

                  Balance,  net of accumulated amortization at
                    December 31, 2002                               $30,151,148
                                                                    ===========

       The components of the Company's intangible assets subject to amortization are approximately as follows:

                                                     December 31, 2002                  December 31, 2001
                              Weighted      -------------------------------     ------------------------------
                               Average          Gross                                Gross
                                  Life         Carrying       Accumulated          Carrying      Accumulated
                                (Years)         Amount        Amortization          Amount       Amortization
                              ----------    --------------    -------------     -------------    -------------

         Methodologies            3.5       $    1,721,000    $    (377,000)    $     150,000    $     (11,000)
         Employment
           Agreement                5              590,000         (162,000)          590,000          (44,000)
         Subject Database           4              900,000         (169,000)               --               --
         Customer backlog         .75              290,000         (130,000)               --               --
                                            --------------    -------------     -------------    -------------

                                            $    3,501,000    $    (838,000)    $     740,000    $     (55,000)
                                            ==============    =============     =============    =============

                                                                     (continued)

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Goodwill and Intangible Assets - Continued
     ------------------------------

     Amortization expense for intangible assets during the year ended December 31, 2002 was approximately $ 783,000. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

                  2003                               $     987,000
                  2004                                     826,000
                  2005                                     725,000
                  2006                                     125,000
                                                     -------------
                                                     $   2,663,000
                                                     =============

     As of December 31, 2002, all intangible assets were subject to amortization expense.

     The following table adjusts earnings and earnings per share for the adoption of SFAS 142:

                                              Year Ended December 31,
                                             -------------------------
                                                2002           2001
                                             ----------     ----------

        Reported net earnings                $7,868,238     $3,819,468
            Add:  Goodwill amortization,
              net of tax                             --         81,000
                                             ----------     ----------
            Adjusted net earnings            $7,868,238     $3,900,468
        Basic earnings per share:
            Reported net earnings            $     1.12     $     0.94
            Add:  Goodwill amortization,
              net of tax                     $       --     $     0.02
                                             ----------     ----------
            Adjusted net earnings            $     1.12     $     0.96
        Diluted earnings per share:
            Reported net earnings            $     1.05     $     0.81
            Add:  Goodwill amortization,
              net of tax                     $       --     $     0.01
                                             ----------     ----------
            Adjusted net earnings            $     1.05     $     0.82

                                                                     (continued)

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Concentration of Credit Risk
     ----------------------------

     Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and trade receivables. The Company, from time to time, maintains cash balances with financial institutions in amounts that exceed federally insured limits. The Company performs services and extends credit based on an evaluation of the customers' financial condition without requiring collateral. Exposure to losses on receivables is expected to vary by client due to the financial condition of each client. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

     Income Taxes
     ------------

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

     Reclassifications
     -----------------

     Certain prior year balances have been reclassified to conform to the current year presentation.

     Fair Value of Financial Instruments
     -----------------------------------

     Financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, and notes payable. At December 31, 2002 and 2001, the fair value of these instruments approximates the carrying amount of these items due to the short-term maturities of these instruments.
                                                                     (continued)

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Net Earnings Per Share
     ----------------------

     The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires dual presentation of net earnings per share; Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of common stock equivalents. Included in diluted shares are common stock equivalents relating to stock options with a dilutive effect of 443,708 and 665,899 shares of common stock for the years ended December 2002 and 2001, respectively.

     Common stock equivalents representing stock options to purchase 312,400 and 264,500 shares of the Company's common stock with exercise prices ranging from $21.15 to $25.80 and $15.40 to $17.05, outstanding as of December 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the annual average market price of the Company's common stock during this year and thus their inclusion would be anti-dilutive.

     On July 17, 2002, the Company announced a common stock buyback plan of up to 750,000 shares. As of December 31, 2002, the Company had purchased 204,300 shares in various open market purchases at an average price of approximately $10.65 per share, or a total expenditure of $2,176,484. These shares are presented as common stock held in treasury at December 31, 2002 and were retired in February 2003. The Company has not made any additional treasury share purchases since December 31, 2002. The Company may continue to purchase its shares, or may discontinue the buyback at any time depending on the selling price of the Company's common stock, the viability of potential acquisition targets, and the Company's cash flows from operations and on hand cash balances.

     Stock Compensation
     ------------------

     The Company accounts for stock options issued to non-employees, under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." The Company's issuance of employee stock options is accounted for using the intrinsic value method under APB 25.
                                                                     (continued)

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Stock Compensation - Continued
     ------------------

     Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation," ("SFAS No. 123") requires the Company to provide pro forma information regarding net earnings and earnings per common share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The fair value of the options granted in 2002 and 2001 were estimated by using the Black-Scholes pricing model with the following assumptions: (i) expected life of the options of 5 years, (ii) expected volatility in the market price of the Company's common stock of 75% for 2002 and 60% for 2001, (iii) no expected dividends, and (iv) a risk free interest rate of 3% in 2002 and 5% in 2001.

     Under the accounting provisions of SFAS No. 123, the Company's net earnings, basic earnings per share and diluted earnings per share for the year ended December 31, 2002 would have been approximately $5,719,000, $.81 and $.76, respectively.

     Under the accounting provisions of SFAS No. 123, the Company's net earnings, basic earnings per share and diluted earnings per share for the year ended December 31, 2001 would have been approximately $2,826,000, $.69 and $.60, respectively.

     Segment Reporting
     -----------------

     The Company has considered its operations and has determined that it operates in a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying financial statements present information in a format that is consistent with the financial information used by management for internal use.

     Advertising Expenses
     --------------------

     Advertising costs are expensed as incurred and are included in selling, general, and administrative expenses. Total advertising costs in 2002 and 2001 were insignificant.
                                                                     (continued)

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Comprehensive Earnings
     ----------------------

     Comprehensive earnings is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on derivatives designated as cash flow hedges. The Company presents accumulated other comprehensive earnings net of taxes in its consolidated statement of changes in stockholders' equity.

     Foreign Currency Translation
     ----------------------------

     For subsidiaries where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the year. Revenues and expenses of these subsidiaries are translated at the average exchange rate during the year. The aggregate effect of translating the financial statements of these foreign subsidiaries is included in a separate component of stockholders' equity entitled "Accumulated Other Comprehensive Earnings." In 2002 and 2001, the Company had losses from foreign currency transactions of $123,264 and $0 respectively.

     Volume Rebates
     --------------

     The Company accrues for volume rebates offered to clients at the time of sale and the provisions are periodically adjusted to reflect actual experiences. Volume rebates are presented on the statement of earnings as a reduction in revenue.

     New Accounting Pronouncements
     -----------------------------

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities. ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not believe the adoption of this standard will have a material impact on the financial statements.

                                                                     (continued)

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     New Accounting Pronouncements - Continued
     -----------------------------

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", ("SFAS 148") an amendment of FASB Statement No. 123. SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosures about those effects in interim financial information. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No. 123. The Company currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and adopted the additional disclosure provisions of SFAS 148 in December 2002.

     In November 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FASB Interpretation 45, a guarantor is required to:

     o measure and recognize the fair value of the guarantee at inception (for many guarantees, fair value will be determined using a present value method); and

     o provide new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

     The disclosure requirements of this Interpretation are effective for financial statements for fiscal years ending after December 15, 2002 and did not have a material effect on the Company's financial statements. The initial recognition and measurement provisions are effective prospectively for guarantees issued or modified on or after January 1, 2003, which should not have a material effect on the Company's financial statements.

NOTE B - MAJOR CUSTOMERS

     No customer represented more than 10% of consolidated net revenue in 2002. In 2001, there was one customer that represented 17% of consolidated net revenue.

     There were no individual accounts receivable balances in excess of 10% of consolidated accounts receivable at December 31, 2002. The following table reflects information relating to two clients which accounted for more than 10% of total accounts receivable at December 31, 2001.

                                                2001
                                                ----
                                                        % of
                                                       Accounts
                                       Amount        Receivable, net
                                    ----------       ---------------
         Customer A                 $1,320,037            13%
         Customer B                  1,181,537            11%

NOTE C - ACCOUNTS RECEIVABLE

     Accounts receivable consisted of the following at December 31, 2002 and 2001:

                                                 2002               2001
                                              -----------        -----------

           Accounts receivable - billed       $12,695,343        $8,438,678
           Accounts receivable - unbilled       9,802,354         2,403,678
           Less allowance for changes in
             contracts                           (154,024)         (128,138)
           Less allowance for doubtful
             accounts                            (589,895)         (260,489)
                                              -----------        -----------

                                              $21,753,778        $10,453,729
                                              ===========        ===========

                                                                     (continued)

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001

NOTE C - ACCOUNTS RECEIVABLE - Continued

     The activity in the allowance for changes in contracts and allowance for doubtful accounts during the years ended December 31, 2002 and 2001 was as follows:

                                             Allowance for       Allowance for
                                              Changes in           Doubtful
                                               Contracts           Accounts
                                            ---------------      -------------

            Balance - January 1, 2001       $       218,603     $       126,550
                Acquisitions                             --              85,500
                2001 provision                       35,397              48,439
                2001 reductions                    (125,862)                 --
                                            ---------------     ---------------

            Balance - December 31, 2001             128,138             260,489
                Acquisitions                             --             147,373
                2002 provision                       25,886             387,236
                2002 reductions                          --            (205,203)
                                            ---------------     ---------------

            Balance - December 31, 2002     $       154,024     $       589,895
                                            ===============     ===============

     Accounts receivable are billed when certain milestones defined in customer contracts are achieved. All unbilled accounts receivable are expected to be billed and collected within one year. Advance billings at December 31, 2002 and 2001 amounted to $3,802,754 and $1,483,216, respectively.

NOTE D - LOANS RECEIVABLE FROM OFFICERS/STOCKHOLDERS

     In March 2003, the Company's Chairman prepaid a loan and accrued interest amounting to $94,918 originally incurred in 1998. This loan is included in Loans receivable from officers/stockholders on the Consolidated Balance Sheet as of December 31, 2002. The balance on this loan as of December 31, 2001 was $108,509, which was reflected as a current asset in the Consolidated Balance Sheet.

     In connection with the acquisition of KeyStone Analytical Laboratories, Inc. (KAL) (See Note K, the Company entered into a five-year employment agreement with the former president of KAL. The agreement provides for, among other things, a loan of $1,000,000 repayable in equal installments of $200,000 plus interest of 4.45% per annum on each August 20 commencing in 2002, which is secured by a portion of the common stock issued to him. Provided that the employee serves on a full-time basis, as defined, the Company will annually

                                                                     (continued)

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


NOTE D - LOANS RECEIVABLE FROM OFFICERS/STOCKHOLDERS - Continued

     forgive $200,000 of the outstanding principal balance and accrued interest until the note is fully satisfied. In that regard, the Company is amortizing the note and accrued interest receivable to salaries expense over a five-year period. Since the former president of KAL was employed on August 20, 2002 (and continues to be employed) the first $200,000 of the note along with the accrued interest on the first $200,000 was forgiven in August 2002. Accordingly, $200,000 of this loan balance is reflected as a current asset as of December 31, 2002. The remaining current portion of loans receivable from stockholders as of December 31, 2002, represents a loan totaling $33,905. This loan, which bears interest at an interest rate of 9%, is supported by a promissory note and is due and payable in full on September 1, 2003.

     During 2001, one of the Company's executive officers exercised employee stock options. In lieu of paying cash of $62,500, the employee issued the Company a demand promissory note for $62,500, which was non-interest bearing and due on demand. The $62,500 note receivable is classified as a component of stockholders' equity in the December 31, 2001 balance sheet. This $62,500 was repaid in full on May 10, 2002.

     Interest income from related parties in 2002 and 2001 was $23,769 and $7,949 respectively.

NOTE E - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 2002 and 2001:

                                                    2002                2001
                                             ---------------     ---------------

             Furniture and fixtures          $     1,383,720     $       306,911
             Leasehold improvements                4,850,827             875,888
             Machinery and equipment              13,279,318           3,560,400
                                             ---------------     ---------------
                                                  19,513,865           4,743,199
             Less accumulated depreciation         2,901,286             814,615
                                             ---------------     ---------------

                                             $    16,612,579     $     3,928,584
                                             ===============     ===============

     Depreciation of property and equipment for the years ended December 31, 2002 and 2001 amounted to $2,086,274 and $438,264, respectively. Of these amounts, $1,247,573 and $312,237 of depreciation is reflected as a component of direct costs in the statements of earnings and the remaining depreciation is reflected in selling, general, and administrative expenses in the statements of earnings.

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001



NOTE F - ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at December 31, 2002 and 2001:

                                                2002                2001
                                         ---------------     ---------------

           Contingent consideration      $     1,200,000     $            --
           Salaries and benefits                 861,213             543,405
           Professional fees                     175,870             102,609
           Deferred rent                         158,717              45,406
           Other                                 645,287             627,310
                                         ---------------     ---------------

                                         $     3,041,087     $     1,318,730
                                         ===============     ===============

NOTE G - DEBT AND CAPITAL LEASES

     Credit Facility
     ---------------

     On September 16, 2002, the Company entered into a $10 million Revolving Credit and Security Agreement with Wachovia Bank National Association. The interest rate on this Credit Facility is LIBOR based and variable. As of December 31, 2002, our average interest rate on the entire Credit Facility was 3.5 %. This Credit Facility enables the Company to borrow for general working capital purposes and for the purpose of financing acquisitions of companies in related industries. This Credit Facility is secured by substantially all of the Company's assets. As of December 31, 2002, the Company has not borrowed on this credit facility. Under the credit facility arrangement, the Company must comply with certain restrictive covenants requiring the Company to maintain certain leverage and debt service coverage ratios, as well as minimum liquidity.

     Capital Leases Obligations and Notes Payable
     --------------------------------------------

     Capital Lease Obligations and Notes Payable consisted of the following at December 31, 2002 and 2001:

                                                  2002                2001
                                           ---------------     ---------------

              Capital lease obligations    $     4,148,187     $            --
              Notes payable - other                     --               8,738
                                           ---------------     ---------------
                                                 4,148,187               8,738
              Less current portion               1,361,231               7,490
                                           ---------------     ---------------

              Long-term portion            $     2,786,956     $         1,248
                                           ===============     ===============

                                                                     (continued)

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


NOTE G - DEBT AND CAPITAL LEASES - Continued

     Capital Leases Obligations and Notes Payable - Continued
     --------------------------------------------
     The Company leases a substantial portion of its scientific equipment under capital lease arrangements from the Royal Bank of Canada. As of December 31, 2002, the Company had 17 leases varying in length between 30 and 54 months at a current average combined lease rate of approximately 7.9%. The latest maturity date on the final lease is December 2007.

                                                       December 31
                                                  2002                2001
                                           ---------------     ---------------

        Equipment                          $     7,351,561     $           -0-
        Less: Accumulated Depreciation          (2,766,227)                -0-
                                           ---------------     ---------------
                                           $     4,585,334     $           -0-
                                           ===============     ============ =


     The following is a schedule of future minimum lease payments under capital lease obligations as of December 31, 2002:

                                                                    Amount
                                                              ---------------

                  2003                                        $   1,762,149
                  2004                                            1,304,288
                  2005                                              757,283
                  2006                                              480,818
                  2007                                              317,616
                                                               ------------

                  Total minimum lease payments                    4,622,154

                  Less:  Amount representing interest              (473,967)
                                                              -------------

                  Present value of minimum lease payments         4,148,187

                  Less:  Current portion                         (1,361,231)
                                                              -------------

                  Long-term obligation under capital leases   $   2,786,956
                                                              =============

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


NOTE H - COMMITMENTS

     Leases

     The Company leases its office facilities and certain equipment under non-cancelable operating leases. The approximate future minimum annual combined lease payments for both equipment and facilities leases for years subsequent to December 31, 2002 are as follows:

                          2003                        $      3,195,385
                          2004                               3,001,845
                          2005                               2,155,410
                          2006                               1,571,691
                          2007                               1,096,513
                          Thereafter                         4,852,186
                                                      ----------------
                                                      $     15,873,030
                                                      ================

     Total rent expense for the years ended December 31, 2002 and 2001 was approximately $2,067,000 and $923,000, respectively.

     Employment Agreements
     ---------------------

     The Company has entered into employment agreements with several of its executive officers for periods ranging from one to five years. The agreements provide the employees with an annual salary, bonus, and the grant of stock options. Additionally, the agreements also provide the employees with an option to terminate their agreement and receive lump sum payments, as defined in the respective agreements, if there is a change in control of the Company. Change of control is defined in the employment agreements.

NOTE I - INCOME TAXES

     Income taxes for the years ended December 31, 2002 and 2001 consisted of the following:

                                               2002                2001
                                        ---------------     ---------------
                  Current:
                      Federal           $     2,740,000     $     2,449,466
                      Foreign                         -                   -
                      State                     315,125             307,931

                  Deferred                     (613,560)           (481,283)
                                        ---------------     ---------------

                                        $     2,441,565     $     2,276,114
                                        ===============     ===============

                                                                     (continued)

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


NOTE I - INCOME TAXES - Continued

     The components of the net deferred income tax assets (liabilities) at December 31, 2002 and 2001 are as follows:

     Deferred Tax Liability - Current
     ----------------------
                                                    2002             2001
                                              ---------------   ---------------

           Accounts receivable                $       183,856   $       183,095
           Accrued expenses                            34,762            70,899
                                              ---------------   ---------------

             Total current assets                   218,618           253,994

           Net temporary differences due
             to conversion to accrual basis
             from cash basis                         (303,926)         (476,707)
                                              ---------------   ---------------

             Net current liability            $       (85,308)  $      (222,713)
                                              ===============   ===============

     Deferred Tax Liability - Long Term

                                                    2002             2001
                                              ---------------   ---------------

           Research and Development
            Tax Credits Carryforward          $     4,824,247   $            --
           Common Stock options issued as
             compensation                                  --           161,794

           Deferred rent                               59,286            17,806
                                              ---------------   ---------------

             Total noncurrent assets                4,883,533           179,600

           Net temporary differences due
             to conversion to accrual basis
             from cash basis                         (172,781)         (303,926)
           Depreciation and amortization            2,614,782)         (109,276)
           Deferred tax liability,
             research and development credits      (1,812,305)               --
                                              ---------------   ---------------s

             Total noncurrent liabilities          (4,599,868)         (413,202)
                                              ---------------   ---------------

             Net noncurrent asset (liability) $       283,665   $    (233,602)
                                              ===============   ===============

                                                                     (continued)

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


NOTE I - INCOME TAXES - Continued

     The major elements contributing to the difference between income taxes and the amount computed by applying the federal statutory tax rate of 34% to earnings before income taxes for the years ended December 31, 2002 and 2001 are approximately as follows:

                                                     2002              2001
                                              ---------------   ---------------

             Income taxes statutory rate      $     3,505,000   $     2,072,000
             State income taxes                       365,000           221,000
             Permanent differences and
               other                                  105,000           (17,000)
             Research and development
                 Tax Credits                       (1,533,000)               --
                                              ---------------   ---------------

                                              $     2,442,000   $     2,276,000
                                              ===============   ===============

     The tax benefits resulting from disqualifying dispositions of shares of common stock acquired pursuant to incentive stock options and the exercise of non-qualified stock options have been recorded as additions to paid-in capital in the amounts of $520,352 and $330,594 in 2002 and 2001, respectively.

     At December 31, 2002, the Company had foreign tax credit carryforwards from the government of Canada for incurring research and development expenses of approximately $4,824,200. The tax credits expire as follows:
     2010 - $129,400, 2011 - $2,410,400, and 2012 - $2,284,400. The Company has
     not established a valuation allowance against the tax credits carryforward as the Company believes that it is more likely than not that the benefits will be realized prior to expiration.

NOTE J - EQUITY

     Secondary Public Offering
     -------------------------

     In December 2001, the Company completed a secondary public offering of 2,000,000 shares of common stock at $16.25 per share. As part of the offering, certain executive officers of the Company also sold 350,000 shares of their common stock. Total proceeds received by the Company, net of offering expenses (which includes $341,250 of commissions paid on behalf of the executive officers), were $29,590,291.
                                                                     (continued)

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


NOTE J - EQUITY - Continued

     Stock Based Compensation
     ------------------------

     In June 1999, the Company established a Stock Option Plan (the "Plan") which provides for the Company to issue incentive stock options and non-qualified stock options to employees, directors and outside consultants of the Company. The total number of shares of the Company's common stock originally reserved under the Plan was 700,000, however, in 2001, the number of shares of common stock reserved under the Plan was increased to 1,200,000. In June 2002, the Company's Stockholders approved and ratified an additional increase of 500,000 shares of common stock under the Plan, bringing the total number of shares reserved under the Plan to 1,700,000. The issuance and form of the options shall be at the discretion of the Company's board of directors, except that the exercise price may not be less than the fair market value at the time of grant. Generally, the options vest over a three year period and expire in ten years or three months after separation of service, whichever occurs earlier.

     The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its employee stock options. Under APB 25, because the exercise price of a certain employee's stock options issued prior to the establishment of the Plan was less than the market price of the underlying stock on the date of grant, compensation expense of $35,417 and $170,000 was recognized in both 2002 and 2001, respectively.

     A summary of the Company's stock option activity, and related information for the years ended December 31, 2002 and 2001 is as follows:

                                                       2002                                2001
                                        ---------------------------------    ---------------------------------
                                           Weighted -                           Weighted -
                                           Number of          Average           Number of         Average
                                            Options        Exercise Price        Options       Exercise Price
                                            -------        --------------        -------       --------------
         Outstanding at beginning
           of year                          1,064,334       $     10.29            605,000       $      4.88
              Granted                         649,400             16.38            544,500             15.02
              Exercised                      (306,335)             5.87            (74,166)             1.50
              Forfeited                      (135,383)             6.60            (11,000)             6.00
                                        -------------                        -------------

         Outstanding at end of year         1,272,016       $     13.34          1,064,334       $     10.29

         Exercisable at end of year           746,381       $     11.91            659,495       $      9.03

                                                                     (continued)

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


NOTE J - EQUITY - Continued

     Stock Based Compensation
     ------------------------

     The weighted-average fair value of options granted during 2002 and 2001, was $10.23 per option and $8.69 per option, respectively.

     The following information applies to options outstanding at December 31, 2002:

                                               Options Outstanding                   Options Exercisable
                                    --------------------------------------------   ---------------------------
                                                     Weighted -
                                                      Average       Weighted -                     Weighted -
                                                    Remaining        Average                        Average
             Range of                              Contractual      Exercise                       Exercise
         Exercise Prices                Shares         Life          Price           Shares          Price
         ---------------            -----------   -------------   --------------   -----------   -------------
         $ 4.56 - $ 6.60                308,366        4.56          $  6.30           280,531     $   6.32
         $ 7.50 - $10.55                365,917        8.86          $  9.37           161,218     $   8.63
         $12.00 - $17.15                285,333        7.92          $ 15.86           172,166     $  15.27
         $19.15 - $25.80                312,400        9.06          $ 22.65           132,466     $  23.34
                                    -----------                                    -----------

                                      1,272,016                                        746,381
                                    ===========                                    ===========

     As part of the Company's initial public offering in October 2000, the Company issued to its underwriter warrants to purchase 62,500 shares of the Company's common stock at $15.76 per share. The warrants expire in October 2005.

     In 2002, certain officers of the Company surrendered options to purchase 50,000 shares of the Company's common stock at an exercise price of $25.30 per share.

     Stock Buyback Program
     ---------------------

     On July 17, 2002, the Company announced a common stock buyback plan of up to 750,000 shares. This stock buyback program superceded the Company's previous buyback plan of to 500,000 shares approved in 2001. (For the ended year December 31, 2001 and through 2002 until the enactment of the new buyback plan only 2,000 shares were repurchased).

     As of December 31, 2002, the Company had purchased 204,300 shares in various open market purchases at an average price of approximately $10.65 per share, or a total expenditure of $2,176,484. These shares are presented as common stock held in treasury at December 31, 2002 and were retired in February 2003. The Company has not made any additional treasury share purchases since December 31, 2002. The Company may continue to purchase its shares, or may discontinue the buyback at any time depending on the selling price of the Company's common stock, the viability of potential acquisition targets, and the Company's cash flows from operations and on hand cash balances.

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


NOTE K - BUSINESS COMBINATIONS

       Anapharm, Inc.
       --------------

       On March 18, 2002, the Company acquired 100% of the capital stock of Anapharm, Inc. (Anapharm), which was the largest privately held Canadian provider of drug development services. The acquisition was strategically important as it enabled the Company to strengthen its capabilities to provide Phase I clinical trials and bioanalytical laboratory services.

       The Company acquired 100% of the issued and outstanding stock of Anapharm for approximately $30.9 million which represents $26.8 million in cash, the issuance of 167,375 shares of common stock, which were valued at $3.3 million dollars based on the market value of the Company's common stock and other transaction related costs. Anapharm executives, who were also Anapharm stockholders, received all of the issued common stock. Additionally, key Anapharm employees received stock options to purchase 110,000 shares of SFBC common stock exercisable at $23.97 per share. The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. Goodwill of approximately $15.2 million is attributable to the general reputation of the business and the collective experience of the management and employees. The results of operations of Anapharm from March 18, 2002 through December 31, 2002 are included in the accompanying statement of earnings for the year ended December 31, 2002. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

                 Current assets                            $    10,357,000
                 Property, plant, and equipment                  9,468,000
                 Other assets                                    1,065,000
                 Deferred income taxes                             681,000
                 Intangible assets                               2,470,000
                 Goodwill                                       15,172,000
                                                           ---------------

                           Total assets acquired                39,213,000
                                                           ---------------

                 Current liabilities                            (5,051,000)
                 Capital lease obligations                      (3,234,000)
                                                           ----------------

                           Total liabilities assumed            (8,285,000)
                                                           ---------------

                           Net assets acquired             $    30,928,000
                                                           ===============

                                                                     (continued)

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


NOTE K - BUSINESS COMBINATIONS - Continued

       Of the $2,470,000 of acquired intangible assets, $1,570,000 was assigned to methodologies and $900,000 was assigned to the subject database. Both of these intangible assets are subject to amortization. The methodologies have been assigned a useful life of 3.5 years and the subject database has been assigned a useful life of 4 years.

       The goodwill of $15.2 million is not deductible for tax purposes.

       New Drug Services, Inc.
       ----------------------

       On September 6, 2002, the Company acquired New Drug Services, Inc. ("NDS"), located in Kennett Square, Pennsylvania. NDS provides early clinical drug development, biostatistical, data management and FDA regulatory and new drug submission services to the pharmaceutical and biotechnology industries. The acquisition was strategically important as it enabled the Company to increase market share in the early clinical drug development market and expects to reduce costs through economies of scale. The Company purchased substantially all of the assets and assumed all of the operating liabilities of NDS.

       The purchase price of $11.2 million consisted of $8 million in cash paid at the closing, the issuance of 234,060 shares of the Company's common stock valued at $3 million based on the market value of the common stock and $205,000 of transaction related costs. The shares of stock were originally placed in escrow and the release of these shares from escrow was contingent upon the combined achievement by NDS (pre-acquisition) and NDS (post-acquisition) of certain conditions based upon earnings before the deduction of interest, taxes, depreciation and amortization for 2002. As of December 31, 2002, NDS met these conditions and accordingly, the shares were released from escrow. Additionally, under the terms of the asset purchase agreement, NDS will have the opportunity to achieve additional earn-out payments aggregating up to $8 million contingent on NDS meeting annual pre-tax income targets over the next three, 12- month periods beginning on October 1, 2002. Of this $8 million potential earn-out, $6 million is to be paid in cash and the remaining $2 million will be paid through the issuance of the Company's common stock. Any future contingent consideration will be accounted for as additional goodwill.

       The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. Goodwill of approximately $9.3 million is attributable to the general reputation of the business and the collective experience of the management and employees. The results of operations of NDS from September 6, 2002 through December 31, 2002 are included in the accompanying statement of earnings for the year ended December 31, 2002.

                                                                     (continued)

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


NOTE K - BUSINESS COMBINATIONS - Continued

       New Drug Services, Inc. - Continued
       -----------------------

       The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

             Current assets                              $     3,107,000
             Property, plant, and equipment                      209,000
             Other assets                                         45,000
             Intangible assets                                   290,000
             Goodwill                                          9,296,000
                                                         ---------------

                      Total assets acquired                   12,947,000
                                                         ---------------

             Current liabilities                              (1,704,000)
                                                         ---------------

                      Total liabilities assumed               (1,704,000)
                                                         ---------------

                      Net assets acquired                $    11,243,000
                                                         ===============

       The $290,000 of acquired intangible assets represents customer contracts which is subject to amortization using a useful life of nine months.

       The goodwill of $9.3 million is deductible for tax purposes.

     Unaudited Pro Forma Results
     ---------------------------

     Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the 2002 acquisitions were as follows for the years ended December 31, 2002 and 2001 as if the business combinations had occurred at the beginning of each period presented.

                                                  2002                2001
                                           ---------------     ---------------
                                                       (Unaudited)

           Net revenue                     $    73,929,634     $    63,601,027
           Net earnings                    $     8,879,718     $     6,151,894
           Earnings per share - basic      $          1.26     $           .94
           Earnings per share - diluted    $          1.19     $           .85

                                                                     (continued)

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


NOTE K - BUSINESS COMBINATIONS - Continued

     The pro forma data is provided for information purposes only and does not purport to be indicative of results which actually would have been obtained if the combinations had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

     KeyStone Analytical Laboratories
     --------------------------------

     On August 20, 2001, the Company acquired KeyStone Analytical Laboratories, Inc. (KAL), located in Philadelphia, Pennsylvania. KAL provides complete bioanalytical laboratory services for the testing and analysis of pharmaceutical products. The acquisition was strategically important as it enabled the Company to enter the analytical services market. KAL's stockholders received approximately $2,906,000 in cash and 178,035 shares of the Company's common stock, valued at $2,575,000.

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

     The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities obtained. Goodwill of approximately $3,312,000 is attributable to the general reputation of the business in the communities it serves and the collective experience of the management and other employees.

     ClinSites/LeeCoast Research Center
     ----------------------------------

     In early 2001, the Company purchased substantially all the assets and certain liabilities of ClinSites/LeeCoast Research Center, Inc. The purchase price was $600,000, less the amount by which the operating liabilities exceeded the operating assets.

                                                                     (continued)

                    SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2002 AND 2001


NOTE K - BUSINESS COMBINATIONS - Continued

     ClinSites/LeeCoast Research Center - Continued
     ----------------------------------

     The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair market values. Goodwill of approximately $627,000 is attributable to the general reputation of the business in the communities it serves and the collective experience of the management and other employees.

     Pharmaceutical Development Associates
     -------------------------------------

     On March 15, 2000, the Company acquired substantially all the assets and certain liabilities of Pharmaceutical Development Associates, Inc. (PDA), a clinical research organization located in North Carolina (now operating as SFBC Charlotte). The aggregate purchase price was $600,000 with possible contingent consideration of up to $1,200,000 based on the adjusted net income of the acquired entity, as defined, and additional possible contingent consideration based on a percentage of revenue from a specific customer. As of December 31, 2002, the acquired entity met the adjusted net income requirement, and accordingly, the Company accrued for the additional $1,200,000 of contingent consideration, which resulted in an increase of goodwill of $1,200,000. The Company has the option to pay this amount in stock or cash.

NOTE L - GEOGRAPHIC INFORMATION

     The Company's international operations are conducted primarily in Canada. The following table sets forth the composition of the Company's revenues by country for the years ended December 31, 2002 and 2001 as well as the location of the Company's property and equipment as of December 31, 2002 and 2001:

                                                 2002                  2001
                                              ------------          ------------
United States                                 $ 39,947,937          $ 31,470,528

Canada                                          24,992,713                    --
                                              ------------          ------------
                                                64,940,650            31,470,528

Eliminations                                      (200,603)                   --
                                              ------------          ------------
Consolidated net revenue                      $ 64,740,047          $ 31,470,528


Property and equipment, net
---------------------------

United States                                 $  5,428,089          $  3,928,584

Canada                                          11,184,490                    --
                                              ------------          ------------
                                              $ 16,612,579          $  3,928,584

     Intercompany sales are billed at negotiated prices established by the Company. All United States revenues are derived from sales to unaffiliated customers. Geographic area of sales is based primarily on the location from where the client is located.

NOTE M - SUBSEQUENT EVENT

     On March 26, 2003, the Company acquired all of the common stock of SynFine Research, Inc., an Ontario corporation that provides synthesized research compounds used by bioanalytical laboratories. The total purchase price of the acquisition was $1.4 million, which was paid in cash. Due to the insignificance of this acquisition, further disclosure under SFAS 141 is not considered necessary.

                                  CERTIFICATION



         I, Arnold Hantman, certify pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that:

         1.       I have reviewed this report on Form 10-KSB of SFBC
                  International, Inc.

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

                  c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED:  March 31, 2002                               /s/ Arnold Hantman
                                                     ------------------
                                                     Chief Executive Officer

                                  CERTIFICATION



         I, David Natan, certify pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that:

         1.       I have reviewed this report on Form 10-KSB of SFBC
                  International, Inc.

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this report is being prepared;

                    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

                    c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED:  March 31, 2002                               /s/ David Natan
                                                     ---------------
                                                     Chief Financial Officer