Form 10-Q
period 2003-03-31
SFBC INTERNATIONAL INC
filed 2003-05-15
CIK 1089542

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.


                 For the quarterly period ended: March 31, 2003

                           Commission File No. 1-16119




                            SFBC INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                          59-2407464
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The registrant has 7,226,444 shares of common stock outstanding as of May 7,
2003

                                      INDEX

                                                                                                              Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.         Financial Statements

                Condensed Consolidated Balance Sheets
                  as of  March 31, 2003 and December 31, 2002                                                   3

                Condensed Consolidated Statements of Earnings
                  for the three months ended March 31, 2003 and 2002                                            4

                Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 2003 and 2002                                          5 - 6

                Notes to Unaudited Condensed Consolidated Interim Financial Statements                        7 - 12

ITEM 2.         Management's Discussion and Analysis of Interim Financial
                  Condition and Results of Operations                                                        13 - 21

ITEM 3.         Quantitative and Qualitative Disclosures About Market Risk                                   21 - 22

ITEM 4.         Controls and Procedures                                                                        22



                           PART II - OTHER INFORMATION


ITEM 1.         Legal Proceedings                                                                              22

ITEM 2.         Change in Securities                                                                           22

ITEM 3.         Defaults upon Senior Securities                                                                22

ITEM 4.         Submission of Matters to a Vote of Security Holders                                            23

ITEM 5.         Other Information                                                                              23

ITEM 6.         Exhibits and Reports on Form 8-K                                                               23



SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002
================================================================================

ASSETS                                                                              (Unaudited)
                                                                                      March 31,     December 31,
                                                                                        2003           2002
                                                                                        ----           ----

Current Assets
      Cash and cash equivalents                                                        4,203,524      6,361,496
      Investment in marketable securities                                              3,894,279      2,413,522
      Accounts receivable, net                                                        21,880,388     21,753,778
      Income tax receivable                                                                   --        290,221
      Loans receivable from officers/stockholders                                        258,344        343,400
      Prepaids and other current assets                                                3,635,831      4,256,584
                                                                                     -----------    -----------
           Total current assets                                                       33,872,366     35,419,001
Loans receivable from officers                                                           600,000        600,000
Property and equipment, net                                                           17,205,112     16,612,579
Goodwill, net                                                                         30,151,148     30,151,148
Other intangibles, net                                                                 2,360,537      2,662,603
Deferred income taxes                                                                    616,554        283,665
Other assets, net                                                                        301,157        230,444
                                                                                     -----------    -----------
           Total assets                                                               85,106,874     85,959,440
                                                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                                 5,079,614      6,323,414
      Accrued liabilities                                                              2,269,580      3,041,087
      Advance billings                                                                 2,296,048      3,802,754
      Income taxes payable                                                                57,278             --
      Deferred income taxes                                                               85,308         85,308
      Notes payable, current portion                                                   1,496,656      1,361,231
                                                                                     -----------    -----------
           Total current liabilities                                                  11,284,484     14,613,794
Notes payable                                                                          2,778,157      2,786,956
Deferred income taxes                                                                         --             --
Commitments                                                                                   --             --
Stockholders' equity
      Preferred stock. $0.10 par value, 5,000,000 shares authorized, none issued
      Common stock, $0.001 par value, 20,000,000 shares authorized, 7,225,944 and
         7,408,682 shares issued and outstanding as of March 31, 2003 and
         December 31, 2002                                                                 7,226          7,409

      Additional paid-in capital                                                      55,978,133     58,068,002
      Retained earnings                                                               14,584,715     12,641,431
      Accumulated other comprehensive earnings                                           474,159         18,332
      Common stock held in treasury, at cost - 0 shares at March 31, 2003
        and 204,300 shares at December 31, 2002                                               --     (2,176,484)
                                                                                     -----------    -----------
           Total stockholders' equity                                                 71,044,233     68,558,690
                                                                                     -----------    -----------
           Total liabilities and stockholders' equity                                 85,106,874     85,959,440
                                                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
================================================================================

                                                            Three Months Ended
                                                                March 31,
                                                          2003             2002
                                                          ----             ----
Net revenue                                           $ 18,670,036     $  9,582,555
Costs and expenses
      Direct costs                                      10,568,592        4,861,743
      Selling, general and administrative expenses       5,814,860        2,819,628
                                                      ------------     ------------
           Total costs and expenses                     16,383,452        7,681,371
           Earnings from operations                      2,286,584        1,901,184
Other income (expense)
      Interest income                                       52,015          191,010
      Interest expense                                     (74,439)         (45,719)
                                                      ------------     ------------
           Total other income (expense)                    (22,424)         145,291
                                                      ------------     ------------
           Earnings before taxes                         2,264,160        2,046,475
Income tax expense                                         320,876          716,699
                                                      ------------     ------------
           Net earnings                               $  1,943,284     $  1,329,776
                                                      ============     ============
Earnings per share:
      Basic                                           $       0.27     $       0.20
                                                      ============     ============
      Diluted                                         $       0.26     $       0.18
                                                      ============     ============
Shares used in computing earnings per share:
      Basic                                              7,219,558        6,699,022
                                                      ============     ============
      Diluted                                            7,582,589        7,345,152
                                                      ============     ============

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
================================================================================

                                                                                    2003             2002
                                                                                    ----             ----

Cash flows from operating activities
    Net earnings                                                                  1,943,284        1,329,807
    Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                               1,035,312          249,590
      Provision for bad debt                                                       (140,000)              --
      Noncash compensation - reduction of note receivable                                --               --
      Common stock options issued as compensation                                        --           35,417
      Issuance of common stock for services                                              --               --
      Tax benefit resulting from exercise of stock options                               --               --
      Changes in assets and liabilities
        Accounts receivable                                                         430,769          556,865
        Income tax receivable                                                       290,221               --
        Prepaid expenses and other current assets                                   812,246         (236,141)
        Other assets                                                                (70,713)         277,532
        Accounts payable                                                         (1,502,289)        (751,258)
        Accrued liabilities                                                        (771,507)        (149,782)
        Advance billings                                                         (1,540,536)        (363,972)
        Income taxes payable                                                         57,278         (943,317)
        Deferred income taxes                                                      (220,651)        (681,833)
                                                                               ------------     ------------
Total adjustments                                                                (1,619,870)      (2,006,899)
                                                                               ------------     ------------
          Net cash provided by (used in) operating activities                       323,414         (677,092)
                                                                               ------------     ------------
Cash flows from investing activities
    Cash consideration - acquisitions, net of cash acquired                      (1,572,703)     (22,047,577)
    Purchase of property and equipment                                           (1,325,779)        (508,783)
    Purchase of / change in long term investment - marketable securities            362,985               --
    Loans to officers/stockholders                                                  (10,815)          (1,798)
    Repayment on loans to officers/stockholders                                      95,871               --
                                                                               ------------     ------------
          Net cash used in investing activities                                  (2,450,441)     (22,558,158)
                                                                               ------------     ------------
Cash flows from financing activities
    Principal payments on notes payable - purchase of assets                             --               --
    Principal payments on notes payable - stockholders                                   --               --
    Principal payments on notes payable                                            (166,799)          (1,873)
    Repurchase of common stock                                                           --               --
    Proceeds from the issuance/exercise of warrants and common stock                 86,433               --
    Net proceeds from secondary public offering                                          --               --
                                                                               ------------     ------------
          Net cash used in financing activities                                     (80,366)          (1,873)
                                                                               ------------     ------------
Net effect of exchange rate changes on cash                                          49,421               --
                                                                               ------------     ------------
Net decrease in cash and cash equivalents                                        (2,157,972)     (23,237,123)
Cash and cash equivalents at beginning of period                                  6,361,496       39,103,139
                                                                               ------------     ------------
Cash and cash equivalents at end of period                                     $  4,203,524     $ 15,866,016
                                                                               ============     ============


The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
================================================================================


                                                                                2002         2001
                                                                                ----         ----
Supplemental disclosures:
    Interest paid                                                           $   74,439    $   45,719
    Income taxes paid                                                       $   20,855    $1,706,740
Supplemental disclosures of non-cash investing and finance activities:
    Fair value of net assets (liabilities) assumed in connection with
       acquisition of businesses                                            $1,573,430    $  128,613
    Common stock issued in connection with acquisition of business          $       --    $3,255,443
    Professional fees accrued in connection with acquisition of business    $       --    $  413,000
    Common stock options issued as compensation                             $       --    $   35,417


The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

NOTE 1.           ORGANIZATION AND BASIS OF PRESENTATION
-------           --------------------------------------

                  PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

                  The consolidated financial statements include the accounts of SFBC International, Inc. (the "Company") and its wholly owned subsidiaries South Florida Kinetics, Inc., SFBC Charlotte, Inc., SFBC New Drug Services, Inc., SFBC Ft. Myers, Inc., SFBC Canada, Inc., Anapharm Inc. and SFBC Analytical Laboratories, Inc. (collectively the "Company"). On April 1, 2003, the operations of SFBC Charlotte were merged into SFBC New Drug Services. All significant intercompany balances and transactions have been eliminated in consolidation.

                  BASIS OF PRESENTATION

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation have been made. Operating results for the three-month period ended March 31,2003 are not necessarily indicative of the results that may be expected for the remaining quarters and for the year ending December 31, 2003.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------           ------------------------------------------

                  The accompanying condensed consolidated statements have been prepared in accordance with the accounting policies described in the Company's Annual Report Form 10-KSB for the year ended December 31, 2002, and should be read in conjunction with the consolidated financial statements and notes which appear in that Report. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

                  The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and the Company's actual results are subject to the risk factors listed in "Forward-Looking Statements".

                  NET EARNINGS PER SHARE

                  The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net earnings per share: Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants to purchase approximately 823,395 and 1,076,957, shares of common stock for the three month periods ended March 31, 2003 and 2002, respectively, less the assumed repurchase of shares in accordance with the treasury stock method of approximately 460,363 and 430,827 shares for the three month period ended March 31, 2003 and 2002, respectively.

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

                  STOCK BASED COMPENSATION

                  At March 31, 2003, the Company had one stockbased compensation plan and had entered into a limited number - stock option agreements, which have been disclosed in the Company's annual report on Form 10-KSB for the year ended December 31, 2002 and its proxy statement for the 2003 annual meeting filed with the Securities and Exchange Commisssion. The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the exercise price of the options. The Company's net earnings and earnings per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123.


                                                          MARCH 31, 2003    MARCH 31, 2002

Net earnings:
   As reported.......................................          $1,943,284     $1,329,776
   Pro forma.........................................           1,405,975      1,081,409

Basic earnings per share:
   As reported.......................................          $     0.27     $     0.20
   Pro forma.........................................                0.19           0.16

Diluted earnings (loss) per share:
   As reported.......................................          $     0.26     $     0.18
   Pro forma.........................................                0.19           0.15

                  The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

                  In accordance with the requirements of SFAS 123, the fair value of each option grant was estimated on the date of grant using a binomial option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: no dividend yield for all years; expected volatility of 75% for 2003 and 2002; risk-free interest rates of 3% in 2003 and 2002; and expected holding periods of 5 years in 2003 and 2002.

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

                  In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of APB No. 51, which requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the Interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this Interpretation are effective for all periods beginning after June 15, 2003. The Company does not believe the adoption of this Interpretation will have a material effect on its financial statements.

NOTE 3.           ACQUSITIONS
-------           -----------

                  During 2002, we acquired the common stock of Anapharm, Inc. and the assets of New Drug Services, Inc. ("NDS"). The terms of these acquisitions are described in our Form 10-KSB for the period ended December 31, 2002.

                  On March 26, 2003, SFBC, through its wholly-owned subsidiary, Anapharm, acquired substantially all of the common stock of SynFine Research, Inc., an Ontario corporation. Earlier in 2003, SynFine acquired the assets of PDI-Research Laboratories located in suburban Toronto, Canada. The business of PDI(now SynFine) provides synthesized research compounds used by bioanalytical laboratories. Prior to the acquisition, both Anapharm and SFBC Analytical were customers of PDI.

                  We paid $1.6 million for SynFine's net assets comprised primarily of scientific equipment, customer lists and real estate. No goodwill was recorded on this transaction since the fair value of the net assets was in excess of the $1.6 million paid by the Company. Anapharm used its own cash without borrowing any funds to consummate the transaction. All of the 12 employees of SynFine have remained as employees. This new business unit within Anapharm will pursue the same research activities and same business as PDI under the new name of SynFine Research. This acquisition is not expected to have a material impact on Anapharm's revenues or earnings during 2003 and is not material for financial reporting purposes.

                  The Company originally had anticipated entering into the synthesis business during late 2004. However, we accelerated our entry into this market due to the availability of PDI's scientific expertise and personnel, and the availability of PDI's equipment, customer list and real estate at a very favorable price.

                  UNAUDITED PRO FORMA RESULTS

                  Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the 2002 acquisitions were as follows for the periods ended March 31, 2003 and March 31, 2002 as if the business combinations had occurred at the beginning of each period presented:

                                                                   Three Months Ended March 31
                                                                     2003                2002
                                                                           (Unaudited)

                  Net revenue                                     18,670,036          15,686,635
                  Net earnings                                     1,943,284           1,910,857
                  Earnings per share - basic                           $0.27               $0.27
                  Earnings per share - diluted                         $0.26               $0.25

                  The pro forma data is provided for information purposes only and does not purport to be indicative of results which actually would have been obtained if the combinations had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

NOTE 4.           GOODWILL AND INTANGIBLE ASSETS
-------           ------------------------------

                  In connection with adopting SFAS 142, the Company reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company's intangible assets subject to amortization are approximately as follows:


                                                            March 31,2003                 December 31, 2002
                                           Weighted  ----------------------------   -----------------------------
                                           Average      Gross          Gross           Gross            Gross
                                             Life      Carrying      Accumulated      Carrying        Accumulated
                                           (Years)      Amount       Amortization      Amount        Amortization
                                          ---------  -----------     ------------    -----------     ------------


                  Methodologies               3.5    $ 1,721,000     $  (496,000)    $ 1,721,000     $  (377,000)
                  Employment
                  Agreement                     5        590,000        (194,000)        590,000        (162,000)
                  Subject Database              4        900,000        (225,000)        900,000        (169,000)
                  Customer backlog            .75        290,000        (226,000)        290,000        (130,000)
                                                     -----------     -----------     -----------     -----------

                                                     $ 3,501,000     $(1,141,000)    $ 3,501,000     $  (838,000)
                                                     ===========     ===========     ===========     ===========


                  Amortization expense for intangible assets during the three-month period ended March 31, 2003 was approximately $303,000. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

                  2003                                    $  987,000
                  2004                                       826,000
                  2005                                       725,000
                  2006                                       125,000
                                                          ----------
                                                          $2,663,000
                                                          ==========

                  As of March 31, 2003, all intangible assets except goodwill were subject to amortization expense.

                  Reported earnings and earnings per share for the three month periods ended March 31, 2003 and March 31, 2002 remain unchanged by the adoption of SFAS 142.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  As used in the quarterly report on Form 10-Q, "we", "our", "us", the "Company" and "SFBC" refer to SFBC International, Inc. and its subsidiaries unless the context otherwise requires.

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

                  OVERVIEW

                  We are a provider of specialized drug development services to the pharmaceutical and biotechnology industries. We specialize in recruiting for and conducting Phase I and Phase II clinical trials including participants from special populations. We also provide our clients with bioanalytical service for Phase I and II clinical trials. Our clients include the largest pharmaceutical manufacturers in the world, medium and small pharmaceutical manufacturers, generic drug companies, biotechnology companies and other drug development companies, such as ourselves. Our principal clinical operations are located in Miami, Florida and Anapharm's facilities in Quebec and Montreal, Canada. Our Miami Phase I and II clinic is, we believe, the largest Phase I and Phase II clinic in the United States. We very recently opened our new expanded Phase I through IV clinical trial facility in Ft. Myers, Florida. In addition we provide data management, regulatory submissions, and Phase III and IV clinical trials management services in targeted therapeutic areas. Our services help reduce the amount of time and expense associated with drug development and enable our clients to bring new drugs to market faster.

                  Our revenues consist primarily of fees earned under contracts with pharmaceutical and biotechnology company clients. Typically, a portion of our contract fee is due upon signing of the contract, and the majority of the contract fee is generally paid in installments upon the achievement of certain agreed upon performance milestones over the duration of the contracted services.

                  All financial information presented in this report relating to Anapharm has been converted to United States dollars.

                  CRITICAL ACCOUNTING POLICIES
                  ----------------------------

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

                  Impairment of Assets
                  --------------------

                  The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. The Company will recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows.

                  In 2002, the Company began to perform an annual test for impairment of goodwill. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. The Company assesses fair value based upon its best estimate of the present value of future cash flows that it expects to generate by the reporting unit. The tests performed for 2002 did not identify any instances of impairment. However, changes in expectations as to the present value of a reporting unit's future cash flows might impact a subsequent year's assessments of impairment.

                  Other Estimates
                  ---------------

                  The Company makes a number of other estimates in the ordinary course of business. Historically, past changes to these estimates have not had a material impact on our financial condition. However, circumstances could change which may alter future expectations.


                  RESULTS OF OPERATIONS

                  During the first quarter ended March 31, 2002 we had operations in Miami, Charlotte, Ft. Myers, and Philadelphia, and for one-half a month at Anapharm. In contrast this year we had operations in all of the mentioned locations for the full quarter including the results of operations of the NDS business which we acquired on September 6, 2002.

                  PRO FORMA DISCLOSURE

                  The following table reflects our actual results of operations for the quarter ended March 31, 2003 and our pro forma results of operations for the same quarter. The pro forma adjustment reflects the reclassification of $750,149 in Canadian tax credits to the costs which generated the credit. Under United States generally accepted accounting principles ("GAAP"), these tax credits are applied as a deduction from "Income Tax Expense" on the income statement.

                  Under the U.S. GAAP approach, net income before taxes is reduced by the amount of all of the direct costs and selling, general and administrative expenses. Under the pro forma approach credits are added back increasing the income tax expense. The end result is that the net income is identical under both the actual and pro forma approaches.

                  We believe that the above pro forma presentation, which is a non-GAAP financial measure as defined by Regulation G of the Securities and Exchange Commission, is more indicative of income from operations and operating margins; it also assists management in calculating earnings before income taxes, depreciation and amortization ("EBITDA") and comparing EBITDA to other companies in our sector. For these reasons, we believe the pro forma table is useful to investors.

SELECTED PROFORMA QUARTERLY  DISCLOSURES
FOR THE PERIOD ENDED MARCH 31, 2003 (all in $USD)


Recast proforma income statement to reflect the impact
------------------------------------------------------
of Canadian tax credits
-----------------------

                                                                                         (UNAUDITED)
                                                                                           ADJUSTED
                                                                                           PROFORMA
                                                                         CANADIAN           INCOME
                                                 (UNAUDITED)               TAX            REFLECTING
                                                   REPORTED               CREDIT           CANADIAN
                                                    ACTUAL                RECLASS         TAX CREDITS
                                                 RESULTS FOR              FOR THE           FOR THE
                                                  THE PERIOD              PERIOD            PERIOD
                                                    ENDED                  ENDED             ENDED
                                                   3/31/03                3/31/03           3/31/03
                                                                            (A)               (B)

Net revenue                                      $ 18,670,036    100.0%                    $ 18,670,036    100.0%

Costs and expenses
     Direct costs                                  10,568,592     56.6%   $ (635,562)         9,933,030     53.2%
     Selling, general and administrative
        expenses                                    5,814,860     31.1%     (114,587)         5,700,273     30.5%
                                                -------------           ------------    ---------------
         Total costs and expenses                  16,383,452     87.8%     (750,149)        15,633,303     83.7%
         Earnings from operations                   2,286,584     12.2%      750,149          3,036,733     16.3%
Other income (expense)
     Interest income                                   52,015                                    52,015
     Interest expense                                 (74,439)                                  (74,439)
                                                -------------                           ---------------
         Total other income (expense)                 (22,424)                                  (22,424)
                                                -------------           ------------    ---------------
         Earnings before taxes                      2,264,160                750,149          3,014,309
Income tax expense                                    320,876     14.2%      750,149          1,071,025     35.5%
                                                -------------           ------------    ---------------
                                                                                        ---------------
         Net earnings                            $  1,943,284     10.4%   $       (0)      $  1,943,284     10.4%
                                                =============           ============    ===============
Earnings per share:
     Basic                                             $ 0.27                              $       0.27
                                                =============                           ===============
     Diluted                                           $ 0.26                              $       0.26
                                                =============                           ===============
Shares used in computing earnings per share:
     Basic                                          7,219,558                                 7,219,558
                                                =============                           ===============
     Diluted                                        7,582,589                                 7,582,589
                                                =============                           ===============

                  Net Revenues
                  ------------

                  Our net revenues were $18,670,036 for the three-month period ended March 31, 2003, which is an increase of 95% from $9,582,555 from the corresponding period in the prior year. The increase is attributable to (i) three months of revenues from Anapharm, (ii) three months of revenues from the subsidiary which acquired NDS and (iii) internal growth from operations. The strong performance at Anapharm reflects its importance as a significant entity in the market for generic drug research.

                  On a pro forma basis, if the Company had owned all of its subsidiaries as of January 1, 2002, net revenue for the three-month period ended March 31, 2003 would have increased approximately 19.0% over the same three-month period ended March 31, 2002. We believe that this pro forma comparison permits us to more accurately track our growth rate. We believe it is also more meaningful to investors since the inclusion of the results of operations from our two acquisitions since the date of the acquisitions does not provide a fair comparison. For the period ended March 31, 2003 net revenues from foreign operations (substantially all from Anapharm) were $8,842,870 , and $9,827,166 from U.S.
                  operations.

                  Gross Profit Margins
                  --------------------

                  Our gross profit margins decreased to 43.4% from 49.3% for the three months ended March 31, 2003 as compared to the corresponding period in the prior year. This decrease in our gross profit margins is primarily attributable to the inclusion of a full quarter of Anapharm's operations compared to approximately one-half of one month during the same three month period in 2002. Anapharm's gross profit margins are lower due to the nature of Anapharm's business in the generic market where it employs a high number of research and development employees and incurs higher direct costs as a percentage of revenues than our United States operations. The Canadian government subsidizes a portion of these additional expenses through tax credits. Under United States GAAP, these credits are applied against income tax expense rather than against the underlying direct cost that generated the credit. The overall impact on our operations is that the direct cost and S,G&A expenses as a percentage of revenues will be permanently higher and our effective tax rate will be permanently lower than in the past. Our net income is not affected by this method. See "Pro Forma Disclosure".

                  Additionally, to a lesser extent, the decrease in our gross margins is attributable to the mix of our contracts which changes from quarter to quarter. For the remainder of the year we expect our gross margins to be between 41-43%.

                  Selling, General and Administrative Expenses
                  --------------------------------------------

                  Our selling, general and administrative expenses or S,G&A expenses increased to $5,814,860 for the three-month period ended March 31, 2003 from $2,819,628 in the corresponding period in the prior year, an increase of 106%. As a percentage of net revenues, our S,G&A expenses increased from 29.4% for the three-month period ended March 31, 2003 to 31.1% for the three-month period ended March 31, 2002.

                  The increase in total S,G&A expenses is primarily due to (i) our increased sales and marketing efforts, (ii) increased depreciation and amortization expense and other expenses consistent with the growth of the Company, and (iii) the inclusion of Anapharm's and NDS' S,G&A expenses for a full quarter. The increase in S,G&A expenses as a percentage of revenues is primarily due to the inclusion of Anapharm's S,G,&A expenses. As noted above in the "Gross Profit Margins" section and shown in the "Pro Forma Disclosure" above, Anapharm also receives tax credits for certain S,G&A expenses. These credits are accounted in the same manner as direct costs.

                  Net Earnings
                  ------------

                  Net income increased from $1,329,807 to $1,943,284 for the three-month period ended March 31, 2003 as compared to the corresponding period in the prior year, an increase of 46%. On a fully diluted basis, our earnings per share increased from $.18 to $.26 for the three-month period ended March 31, 2003 compared to the same period in 2002. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from 7,345,152 to 7,582,589 for the three-month period ended March 31, 2003 as compared to the corresponding period in the prior year. The change in the number of shares resulted primarily from the issuance of 167,375 shares to Anapharm on March 18th 2002, and 234,060 shares to NDS on September 6, 2003 as acquisition consideration, the exercise of approximately 337,000 options and warrants, and the change in our stock price (which causes additional unexercised options to be included as shares outstanding), offset by the share repurchases described below.

                  On July 17, 2002, we announced a common stock buyback plan of up to 750,000 shares. As of December 31, 2002, we had purchased 204,300 shares in various open market purchases at an average price of approximately $10.65 per share, or a total expenditure of approximately $2,176,484. These shares are presented as common stock held in treasury at December 31, 2002 and were retired in February 2003. We have not made any additional treasury share purchases since December 31, 2002. We may continue to purchase our shares, or may discontinue the buyback at any time depending on the selling price of our common stock, the viability of potential acquisition targets, and our cash flows from operations and on hand cash balances. Our effective tax rate for the three month period ended March 31, 2003 was 14% compared to 35% for the same period in 2002. This decrease is primarily attributable to the inclusion of our Canadian income, which is taxed at a significantly lower tax rate than U.S. operations, for the full three month period ended March 31, 2003, compared to the inclusion of Canadian operations for only one-half of one month in 2002. As described earlier, Anapharm receives significant tax credits from the government of Canada for incurring research and development expenses. These credits and the lower Canadian tax rates lower our effective tax rate. We expect Canada's provision for research and development tax credits to continue; however, there can be no assurance on the future amount of these credits on a quarterly or annual basis.

                  The future effective tax rate will be dependent on the amount of the credits Anapharm receives and Anapharm's relative contribution to our consolidated pre-tax income. For the remainder of 2003, we expect our average effective tax rate to be between 24% and 26%, and an annual rate of between 20-22%, compared to the 2002 tax rate of 24% which included Anapharm's lower tax rate for nine and one-half months. The higher tax rate we anticipate for the balance of the year gives effect to the fact that our Phase I and II business in the United States during 2002 was substantially stronger in the second half of the year, particularly in the fourth quarter. In 2002 excluding SFBC NDS U.S. operations recorded approximately 40% of its revenues and earnings in the first half of the year and 60% in the second half of the year. We expect this cyclical trend to continue.

                  Whenever commercially practical, we refer Phase I and Phase II studies and bioanalytical contracts to our Canadian operations to benefit from the lower operating costs lower tax rates in Canada, and the availability of tax credits. Excluding the impact of tax credits, SFBC's effective tax rate in Canada is approximately 33% compared to approximately 40% in the United States. There will be some practical limitations which prevent us from referring some studies to Anapharm including differing areas of expertise, the availability of special population groups or client preferences on where the work should be performed.

                  LIQUIDITY AND CAPITAL RESOURCES

                  For the three months ended March 31, 2003, net cash provided by operating activities was $323,414 in contrast to $677,092 of net cash used in operations for the corresponding period in 2002. The change is primarily attributable to the increase in net earnings and depreciation and amortization resulting from the growth of our business, offset by substantial decreases in the Company's accounts payable, accrued liabilities and advance billings.

                  For the three months ended March 31, 2003, net cash used in investing activities was $2,450,441 compared to $22,558,158 used in investing activities for the corresponding period in 2002. The decrease is primarily attributable to the use of approximately $22,000,000 of net cash to acquire Anapharm, Inc. in March 2002 as compared to approximately $1,600,000 of net cash used to acquire SynFine Research, Inc. on March 26, 2003.

                  During the three months ended March 31 2003, we used $80,366 in financing activities compared to net cash used in financing activities of $1,873 in the corresponding period of 2002. The increase is primarily attributable to payments made against notes outstanding and the effect of changes in currency exchange rates on the notes outstanding. In addition, proceeds of approximately $86,000 were received from the exercise of stock options and warrants.

                  On September 16, 2002, we entered into a $10 million Revolving Credit and Security Agreement with Wachovia Bank National Association. The interest rate on this Credit Facility is LIBOR based and variable. As of December 31, 2002, our average interest rate on the entire Credit Facility was approximately
                  3.5 %. This Credit Facility enables SFBC to borrow for general working capital purposes and for the purpose of financing acquisitions of companies in related industries. This Credit Facility is secured by substantially all of our assets. We have not borrowed any funds under this Credit Facility. In order to qualify to be able to draw down on the Credit Facility we must comply with covenants requiring us to maintain certain leverage and debt service coverage ratios, as well as minimum liquidity. As of March 31, 2003, the Company was in compliance with all required covenants.

                  We expect to spend between $3.0 to $3.5 million during the balance of the year to acquire capitla assets.

                  At May 9, 2003, we had approximately $ 5,000,000 in cash on hand. Based upon our cash balances and our positive cash flows from operations, we believe we have enough working capital to meet our operational needs within the next 12 months. If we consummate any acquisitions, we expect to use our Credit Facility and, if necessary, obtain additional debt or equity financing. Except for the possibility of issuing stock related to potential earn-outs described in "Commitments" below or a a potential accretive acquisition, should one arise we do not anticipate issuing any of our common stock during 2003.

                  COMMITMENTS

                  Charlotte Earn-out
                  ------------------

                  We acquired SFBC Charlotte in March 2000. As part of the purchase price we agreed to pay the seller potential additional consideration up to a maximum payment of $1.2 million earn-out based upon future SFBC Charlotte's operating performance during the first three post-acquisition years. This three year period ended on March 31, 2003. No payments have been earned during the first two years following the acquisition. Based upon the attainment by SFBC Charlotte of certain operating milestones through the 12-month measurement period ending March 31,2003 of the third year, we expect to pay the full $1.2 million to the seller of SFBC Charlotte. As a result both goodwill and accrued liabilities on our Consolidated Balance Sheet have been increased by $1.2 million. We have the option to pay this earn-out in any combination of cash and SFBC common stock when it is due on July 1, 2003. If we elect to deliver stock, the number of shares is based upon the average closing price for each trading day of April 2003 or a maximum of approximately 81,000 shares. We expect to make the determination as to whether to deliver cash or deliver shares of common stock (or some combination of both) on or before July 1, 2003. If we deliver shares of common stock, we have agreed to register them on Form S-3. If we do so, we expect that the registration statement will be effective by the July 1st delivery date. If the registration statement is not effective by July 1st and the price upon effectiveness is lower than on July 1st, the seller will have the option at that time to elect to receive the shares or cash up to $1,200,000.

                  NDS Earn-out
                  ------------

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

                  FORWARD-LOOKING STATEMENTS The statements in this Report relating to our expectations about our future gross margins, future Canadian tax credits and tax rates, Anapharm's contribution to our pre-tax income, the Company's effective future tax rates, continuation of the cyclical trend which affects our United States operations, the possibility of future dilution, the adequacy of our working capital, new capital expenditures, and future acquisitions, the type of consideration to used to pay the Charlotte earn-out, effectiveness of the registration statement and the repurchase of our common stock are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

                  The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) our ability to successfully implement our plans for operational and geographical expansion; (2) our ability to successfully achieve and manage the technical requirements of specialized clinical trial services, while maintaining compliance with applicable rules and regulations; (3) our ability to compete nationally in attracting pharmaceutical companies in order to develop additional business; (4) our continued ability to recruit participants for clinical studies; (5) the economic climate nationally and internationally as it affects drug development operations, (6) our ability to integrate and absorb any future acquisitions into our current operational structure, (7) the changing mix of, and the amount contracts and laboratory services offered, (8) future legislation in Canada which may affect our ability to continue to generate tax credits at Anapharm to lower the effective tax rate, and
                  (9) our future stock price.

                  We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Form 10-KSB for the year ended December 31, 2002 we filed with the Securities and Exchange Commission.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  SFBC is subject to market risks in some of its financial instruments. These instruments are carried at fair value on its financial statements. SFBC is subject to currency risk at Anapharm . SFBC is also subject to interest rate risk on its credit facility if it borrows under it as described below. SFBC has not entered into market risk sensitive instruments for trading purposes.

                  In 2002, SFBC purchased certain debt securities SFBC classifies its investments in debt securities as available-for-sale in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments classified as available-for-sale are carried at fair value based on quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive earnings, net of applicable deferred income taxes. As of December 31, 2002 the unrealized gain on investments in marketable securities was insignificant. Cost is determined on an average cost per share basis for determining realized gains and losses. In 2002, there were no realized gains or losses.

                  Financial instruments that potentially subject SFBC to credit risk consist principally of trade receivables. SFBC performs services and extends credit based on an evaluation of its clients' financial condition without requiring collateral. Exposure to losses on receivables is expected to vary by client due to the financial condition of each client. SFBC monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Additionally, SFBC, from time to time, maintains cash balances with financial institutions in amounts that exceed federally insured limits.

                  SFBC's financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, and notes payable. At December 31, 2002, the fair value of these instruments approximates the carrying amount of these items due to the short-term maturities of these instruments.

                  At Anapharm where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the year. Revenues and expenses of Anapharm are translated at the average exchange rate during the year. The aggregate effect of translating the financial statements of Anapharm is included in a separate component of stockholders' equity entitled "Accumulated Other Comprehensive Earnings." In 2002,

                  SFBC had losses from foreign currency transactions of $123,264. Currency translation risks arise primarily from Anapharm. SFBC does not hedge its foreign currency risks.

                  On September 16, 2002, SFBC entered into a $10 million Revolving Credit and Security Agreement with Wachovia Bank National Association. The interest rate on this Credit Facility is LIBOR based and variable. As of December 31, 2002, our average interest rate on the entire Credit Facility was
                  3.5 %. This Credit Facility enables SFBC to borrow for general working capital purposes and for the purpose of financing acquisitions of companies in related industries. This Credit Facility is secured by substantially all of SFBC's assets. As of December 31, 2002 and as of the date of this Report, SFBC had not borrowed on this credit facility. Changes in interest rates, and LIBOR in particular, will affect the cost of funds should SFBC draw on such facility.

ITEM 4.           CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not applicable.


ITEM 2.           CHANGES IN SECURITIES

                  During the quarter ended March 31, 2003, we issued shares of our common stock to the following individuals and corporation upon exercise of options or warrants which were not covered by an effective registration statement but were exempt under
                  Section 4(2) of the Securities Act of 1933:

       DATE         NAME               NUMBER OF SHARES   CONSIDERATION
       ----         ----               ----------------   -------------

February 18, 2003   Andrew B. Dorman   2,813              Cashless exercise of
                                                          10,000 Stock Options

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.


ITEM 5.           OTHER INFORMATION

                  Not applicable.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      EXHIBIT INDEX


Exhibit
Number     Description
--------   ---------------------------------------------------------------------
3.1        Certificate of Incorporation(1)
3.2        First Amendment to Certificate of Incorporation(1)
3.3        Certificate of Correction to Certificate of Incorporation(2)
3.4        Bylaws(1)
3.5        First Amendment to the Bylaws(2)
3.6        Second Amendment to the Bylaws (3)
99.1       Section 906 Certification of Chief Executive Officer.
99.2       Section 906 Certification of Chief Financial Officer.

(1)  Contained in Form SB-2 filed on August 17, 1999.
(2)  Contained in Form SB-2 filed on October 5, 2000.
(3) Contained in Form 10-KSB for the fiscal year ended December 31, 2002 filed on March 31, 2003.

                  (b)      REPORTS ON FORM 8-K.

On March 21, 2003, the registrant filed a Form 8-K/A No. 3. The date of the report was September 6, 2002, and the report contained the Asset Purchase Agreement regarding the NDS acquisition.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 15, 2003 by the undersigned, thereunto duly authorized.


                                  SFBC INTERNATIONAL, INC.


                                   /s/ Arnold Hantman
                                   ------------------
                                   Arnold Hantman, Chief Executive Officer



                                   /s/ David Natan
                                   ---------------
                                   David Natan, Chief Financial Officer

                                  CERTIFICATION
I, Arnold Hantman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SFBC International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                                         /s/ Arnold Hantman
                                                         ------------------
                                                         Chief Executive Officer

                                  CERTIFICATION
I, David Natan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SFBC International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15,  2003

                                                         /s/ David Natan
                                                         ---------------
                                                         Chief Financial Officer