Form 10-Q
period 2003-06-30
SFBC INTERNATIONAL INC
filed 2003-08-14
CIK 1089542

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                    FORM 10-Q

                [X] Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.

                  For the quarterly period ended: June 30, 2003

                           Commission File No. 1-16119



                             ---------------------

                            SFBC INTERNATIONAL, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   {X} Yes   { } No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ...x... No .....

The registrant has 7,765,540 shares of common stock outstanding as of August 5, 2003

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                    Page
ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets
             as of June 30, 2003 (unaudited) and December 31, 2002                    1

           Condensed Consolidated Statements of Earnings
             for the three and six months ended June 30, 2003 and 2002 (unaudited)    2

           Condensed Consolidated Statements of Cash Flows
             for the six months ended June 30, 2003 and 2002 (unaudited)            3 - 4

           Notes to Unaudited Condensed Consolidated Interim Financial Statements   5 - 12

ITEM 2.    Management's Discussion and Analysis of Interim Financial
             Condition and Results of Operations                                   12 - 25

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk              25 - 26

ITEM 4.    Controls and Procedures                                                   26

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                         27

ITEM 2.    Change in Securities                                                      27

ITEM 3.    Defaults upon Senior Securities                                           27

ITEM 4.    Submission of Matters to a Vote of Security Holders                       27

ITEM 5.    Other Information                                                         27

ITEM 6.    Exhibits and Reports on Form 8-K                                          28

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002

========================================================================================================================
ASSETS                                                                                     (Unaudited)
                                                                                             June 30,       December 31,
                                                                                              2003              2002
Current Assets
      Cash and cash equivalents                                                              3,975,133        6,361,496
      Investment in marketable securities                                                    1,330,735        2,413,522
      Accounts receivable, net                                                              26,780,989       21,753,778
      Income tax receivable                                                                    150,489          290,221
      Loans receivable from officers/stockholders                                              236,152          343,400
      Prepaids and other current assets                                                      4,956,399        4,256,584
                                                                                           -----------      -----------
          Total current assets                                                              37,429,897       35,419,001
Loans receivable from officers                                                                 600,000          600,000
Property and equipment, net                                                                 18,671,171       16,612,579
Goodwill, net                                                                               30,151,148       30,151,148
Other intangibles, net                                                                       2,090,692        2,662,603
Deferred income taxes                                                                        1,198,199          283,665
Other assets, net                                                                              212,777          230,444
                                                                                           -----------      -----------
          Total assets                                                                      90,353,884       85,959,440
                                                                                           ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                                       5,649,262        6,323,414
      Accrued liabilities                                                                    1,768,415        3,041,087
      Advance billings                                                                       3,027,984        3,802,754
      Income taxes payable                                                                          --               --
      Deferred income taxes                                                                     85,308           85,308
      Line of credit                                                                         1,800,000               --
      Notes payable, current portion                                                         1,619,825        1,361,231
                                                                                           -----------      -----------
          Total current liabilities                                                         13,950,794       14,613,794
Notes payable                                                                                2,713,191        2,786,956
Stockholders' equity
      Preferred stock. $0.10 par value, 5,000,000 shares authorized, none issued                    --               --
      Common stock, $0.001 par value, 20,000,000 shares authorized, 7,240,044 and
         7,408,682 shares issued and outstanding as of June 30, 2003 and December 31,            7,240            7,409
         2002
      Additional paid-in capital                                                            56,070,187       58,068,002
      Retained earnings                                                                     16,608,781       12,641,431
      Accumulated other comprehensive earnings                                               1,003,691           18,332
      Common stock held in treasury, at cost - 0 shares at June 30, 2003
        and 204,300 shares at December 31, 2002                                                     --       (2,176,484)
                                                                                           -----------      -----------
          Total stockholders' equity                                                        73,689,899       68,558,690
                                                                                           -----------      -----------
          Total liabilities and stockholders' equity                                        90,353,884       85,959,440
                                                                                           ===========      ===========

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

========================================================================================================================

                                                               Three Months Ended                    Six Months Ended
                                                                    June 30,                              June 30,
                                                            2003               2002               2003               2002
                                                            ----               ----               ----               ----
Net revenue                                             $ 22,483,553       $ 14,720,863       $ 41,153,589       $ 24,303,419
Costs and expenses
      Direct costs                                        12,688,984          8,454,030         23,257,575         13,315,774
      Selling, general and administrative expenses         7,232,418          4,766,890         13,047,278          7,597,955
                                                        ------------       ------------       ------------       ------------
         Total costs and expenses                         19,921,402         13,220,920         36,304,853         20,913,729
         Earnings from operations                          2,562,151          1,499,943          4,848,736          3,389,690
Other income (expense)
      Interest income                                         37,670            112,036             89,686            297,296
      Interest expense                                      (102,581)           (87,022)          (177,021)          (115,554)
                                                        ------------       ------------       ------------       ------------
         Total other income (expense)                        (64,911)            25,014            (87,335)           181,742
                                                        ------------       ------------       ------------       ------------
         Earnings before taxes                             2,497,240          1,524,957          4,761,401          3,571,432
Income tax expense                                           473,174            169,919            794,051            886,589
                                                        ------------       ------------       ------------       ------------
         Net earnings                                   $  2,024,066       $  1,355,038       $  3,967,350       $  2,684,843
                                                        ============       ============       ============       ============
Earnings per share:
      Basic                                             $       0.28       $       0.19       $       0.55       $       0.39
                                                        ============       ============       ============       ============
      Diluted                                           $       0.27       $       0.18       $       0.52       $       0.36
                                                        ============       ============       ============       ============
Shares used in computing earnings per share:
      Basic                                                7,228,034          7,079,480          7,223,819          6,890,302
                                                        ============       ============       ============       ============
      Diluted                                              7,567,525          7,459,428          7,575,035          7,404,560
                                                        ============       ============       ============       ============

        The accompanying notes are an integral part of these statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

=========================================================================================================================

                                                                                      2003               2002
                                                                                      ----               ----
Cash flows from operating activities
    Net earnings                                                                    3,967,350          2,684,845
    Adjustments to reconcile net earnings to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                                 2,159,800          1,024,607
      Provision for bad debt                                                         (140,000)                --
      Common stock options issued as compensation                                          --             35,417
      Changes in assets and liabilities
        Accounts receivable                                                        (3,870,559)        (1,069,896)
        Income tax receivable                                                         139,732           (746,125)
        Prepaid expenses and other current assets                                    (207,933)          (695,343)
        Other assets                                                                   99,670           (163,241)
        Accounts payable                                                           (1,269,979)           (46,223)
        Accrued liabilities                                                           929,658            (55,826)
        Advance billings                                                             (945,395)          (718,114)
        Income taxes payable                                                               --         (1,046,420)
        Deferred income taxes                                                        (617,252)          (906,571)
                                                                                 ------------       ------------
Total adjustments                                                                  (3,722,258)        (4,387,735)
                                                                                 ------------       ------------
          Net cash provided by (used in) operating activities                         245,092         (1,702,890)
                                                                                 ------------       ------------
Cash flows from investing activities
    Cash consideration - acquisitions, net of cash acquired                        (2,772,703)       (22,047,577)
    Purchase of property and equipment                                             (2,155,449)        (1,229,971)
    Purchase of / change in long term investment - marketable securities              465,321                 --
    Loans to officers/stockholders                                                    107,248            131,321
                                                                                 ------------       ------------
          Net cash used in investing activities                                    (4,355,583)       (23,146,227)
                                                                                 ------------       ------------
Cash flows from financing activities
    Borrowings against bank line of credit                                          1,800,000                 --
    Principal payments on notes payable                                              (464,551)           (62,093)
    Proceeds from the issuance/exercise of warrants and common stock                  178,500          1,504,004
                                                                                 ------------       ------------
          Net cash provided by financing activities                                 1,513,949          1,441,911
                                                                                 ------------       ------------
Net effect of exchange rate changes on cash                                           210,179                 --
                                                                                 ------------       ------------
Net decrease in cash and cash equivalents                                          (2,386,363)       (23,407,206)
Cash and cash equivalents at beginning of period                                    6,361,496         39,103,139
                                                                                 ------------       ------------
Cash and cash equivalents at end of period                                       $  3,975,133       $ 15,695,933
                                                                                 ============       ============

        The accompanying notes are an integral part of these statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued) FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

========================================================================================================================


                                                                                                     2003             2002
                                                                                                     ----             ----
Supplemental disclosures:
   Interest paid                                                                                  $   177,021      $   115,554
   Income taxes paid                                                                              $   883,855      $ 2,844,897
Supplemental disclosures of non-cash investing and finance activities:
   Fair value of net assets (liabilities) assumed in connection with acquisition of business      $ 1,573,430      $12,104,260
   Common stock issued in connection with acquisition of business                                 $        --      $ 3,255,443
   Professional fees accrued in connection with acquisition of business                           $        --      $   658,362
   Common stock options issued as compensation                                                    $        --      $    35,417

        The accompanying notes are an integral part of these statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================
--------------------------------------------------------------------------------
NOTE 1.   ORGANIZATION AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------


          PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

          The consolidated financial statements include the accounts of SFBC International, Inc. (the "Company") and its wholly owned United States subsidiaries, South Florida Kinetics, Inc. ("SFBC Miami"), SFBC New Drug Services, Inc., (which includes the operations of SFBC Charlotte, Inc. effective April 1, 2003) SFBC Ft. Myers, Inc., SFBC Analytical Laboratories, Inc.; and Canadian subsidiaries SFBC Canada, Inc., Anapharm Inc. and SynFine Research, Inc. All financial information presented in this report relating to Canadian subsidiaries has been converted to United States dollars.

          During the three and six month periods ended June 30, 2003, Anapharm owned a 49% interest in Danapharm Clinical Research (Danapharm) located in London, Ontario Canada. For these periods Danapharm's results, which were not material, were reported on the equity method of accounting. On July 7, 2003, Anapharm purchased the remaining 51% interest of Danapharm (see Note 3 to the Condensed Consolidated Financial Statements).

          On August 1, 2003, the Company acquired Clinical Pharmacology Associates ("CPA") and merged it into its South Florida Kinetics subsidiary (see Note 3 to the Condensed Consolidated Financial Statements).

          BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been made. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the remaining quarters and for the year ending December 31, 2003.

--------------------------------------------------------------------------------
NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

          The accompanying condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company's Annual Report Form 10-KSB for the year ended December 31, 2002, and should be read in conjunction with the consolidated financial statements and notes which appear in that Report. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

          The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and the Company's actual results are subject to the risk factors listed in "Forward Looking Statements."

          NET EARNINGS PER SHARE

          The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net earnings per share: Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants to purchase approximately 800,200 and 777,051 shares of common stock for the three and six month periods ended June 30, 2003, and 824,013 and 950,485 shares for the three and six month period ended June 30, 2002, respectively; less the assumed repurchase of shares in accordance with the treasury stock method of approximately 460,709 and 425,835 shares for the three and six month periods ended June 30, 2003, and 444,065 ad 436,227 shares for the three and six month period ended June 30, 2002, respectively.

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

          STOCK BASED COMPENSATION

          At June 30, 2003, the Company had one stock based compensation plan and had entered into a limited number of stock option agreements, which have been disclosed in the Company's annual report on Form 10-KSB for the year ended December 31, 2002 and its proxy statement for the 2003 annual meeting filed with the Securities and Exchange Commission. The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the exercise price of the options. The Company's net earnings and earnings per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123.

                                            Three Months Ended          Six Months Ended
                                                 June 30,                    June 30,
                                            2003          2002          2003          2002

          Net earnings:

          As reported ...............   $ 2,024,067   $ 1,355,038   $ 3,967,350   $ 2,684,843
          Pro forma .................   $ 1,486,758   $   817,729   $ 2,892,731   $ 1,610,224

          Basic earnings per share:
          As reported ...............   $       .28   $       .19   $       .55   $       .39
          Pro forma .................   $       .21   $       .12   $       .40   $       .23

          Diluted earnings per share:
          As reported ...............   $       .27   $       .18   $       .52   $       .36
          Pro forma .................   $       .20   $       .11   $       .38   $       .22

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

          NEW ACCOUNTING PRONOUNCEMENTS

          In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not believe the adoption of this standard will have a material impact on the financial statements.

          In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosures about those effects in interim financial information. The Company currently accounts for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and provides the disclosures required by SFAS No.
          123. The Company currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and adopted the additional disclosure provisions of SFAS 148 in December 2002.

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

--------------------------------------------------------------------------------
NOTE 3.   ACQUISITIONS
--------------------------------------------------------------------------------


          During 2002 we acquired the common stock of Anapharm, Inc. and the assets of New Drug Services, Inc. ("NDS"). The terms of these acquisitions are described in our Form 10-KSB for the year ended December 31, 2002.


          On March 26, 2003, SFBC, through its wholly-owned subsidiary, Anapharm, acquired the common stock of SynFine, an Ontario corporation. Earlier in 2003, SynFine acquired the assets of PDI-Research Laboratories, ("PDI"), located in suburban Toronto, Canada. The business of PDI (now SynFine) provides synthesized research compounds used by bioanalytical laboratories. Prior to the acquisition, both Anapharm and SFBC Analytical were customers of PDI.

          We paid approximately $1.6 million for SynFine's net assets comprised primarily of scientific equipment, customer lists and real estate. Additionally, SynFine assumed certain operating liabilities and bank debt. No goodwill was recorded on this transaction since the fair value of the net assets was in excess of the $1.6 million paid by the Company. Anapharm used its own cash without borrowing any funds to consummate the transaction. All of the 12 employees of SynFine have remained as employees. This new business unit within Anapharm is pursuing the same research activities and same business as PDI under the new name of SynFine Research. This acquisition did not have a material impact on Anapharm's revenues or earnings during the three month period ended June 30, 2003 and is not expected to have a material impact for the remainder of 2003.

          The Company originally had anticipated entering into the synthesis business during late 2004. However, we accelerated our entry into this market due to the availability of PDI's scientific expertise and personnel, and the availability of PDI's equipment, customer list and real estate at a favorable price.


          ACQUISITION OF DANAPHARM

          On July 7, 2003, SFBC, through its wholly owned subsidiary, Anapharm, acquired the 51 percent of the common stock that it did not already own of Danapharm of London, Ontario, Canada for a total purchase consideration of approximately $1.6 million. This was comprised of approximately $336,000 in cash and 8,142 shares of SFBC common stock valued at approximately $144,000 paid at closing; and the remaining purchase consideration of approximately $1,120,000 is comprised of approximately $785,000 in cash and $335,000 in stock (18,984 shares) payable in four equal payments during the next four years. Anapharm used its own cash to make the cash payment at closing, and issued a note payable to the 51% shareholders for the remaining cash consideration. The 18,984 shares issued were placed in escrow due over the next four years. In return, Anapharm received approximately $300,000 in net assets.

          The other 49 percent of Danapharm was acquired through the acquisition of Anapharm in March 2002. Founded in 1994, Danapharm provides drug development research services for Phase II-IV clinical trials to the biotech and pharmaceutical industry.

          The Company's purchase price of $1,600,000 results in excess purchase price over the acquired net assets of $300,000. SFBC is currently in the process of obtaining preliminary independent appraisals of the fair values of the acquired property plant and equipment, and identified intangible assets, and their remaining useful lives. Accordingly, the allocation of the purchase price, including the related goodwill has not yet been determined and will be based on the final determination of appraised and other fair values, and related tax effects.

          ACQUISITION OF CLINICAL PHARMACOLOGY ASSOCIATES

          On August 4, 2003 we acquired 100% of the common stock of CPA, a private company, focused primarily on Phase I clinical research development services, based in Miami, FL.

          CPA provides specialized, outsourced drug development research services to the pharmaceutical and biotechnology industries.

          Under the terms of the agreement we acquired CPA for $7.5 million in cash and 443,072 shares of SFBC common stock. Of the sums paid, $1 million in cash and approximately 94,000 shares in common stock have been placed in escrow and will be released over the next three years, in six month increments to the shareholders of the seller. In return we received CPA's clinic operations building valued at $750,000 and an additional $750,000 in net assets comprised of cash and accounts receivables, less accounts payable payable and accrued liabilities.

          Also, the shareholders of CPA will have an opportunity over a three year period to earn up to a total $9,000,000 in additional consideration, one-half in cash and one-half in common stock, based upon attaining certain revenue milestones.

          For the year ended December 31, 2002, CPA's net revenue was approximately $8.1 million and pre-tax income was approximately $3.9 million.

          SFBC has retained all of CPA's employees and entered into three-year employment agreements with key CPA senior management.

          SFBC is currently in the process of obtaining preliminary independent appraisals of the fair values of the acquired property plant and equipment, and identified intangible assets, and their remaining useful lives. Accordingly, the allocation of the purchase price, including the related goodwill has not yet been determined and will be based on the final determination of appraised and other fair values, and related tax effects.

          Due to the recent nature of this acquisition, it was not practicable to provide further disclosures under SFAS No. 141.


          UNAUDITED PRO FORMA RESULTS

          Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the 2002 acquisitions were as follows for the three and six month period ended June 30, 2003 and June 30, 2002 as if the business combinations had occurred at the beginning of each period presented. The pro forma results do not include the operations of SynFine as this acquisition did not have a material impact on the Company's consolidated operations.

                                THREE MONTHS ENDED JUNE 30    SIX  MONTHS ENDED JUNE 30
                                --------------------------    -------------------------
                                    2003           2002           2003           2002
                                    ----           ----           ----           ----

          Net revenue          $ 22,483,553   $ 16,881,019   $ 41,153,589   $ 32,567,444
          Net earnings         $  2,024,067   $  1,488,495   $  3,967,350   $  3,399,047
          Earnings per share   $        .28   $        .20   $        .55   $        .47
          - basic
          Earnings per share   $        .27   $        .19   $        .52   $        .44
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

--------------------------------------------------------------------------------
NOTE 4.   GOODWILL AND INTANGIBLE ASSETS
--------------------------------------------------------------------------------

          In connection with adopting SFAS 142, the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company's intangible assets subject to amortization are approximately as follows:

                                            June 30, 2003                   December 31, 2002
                                     --------------------------------    --------------------------
                                   Weighted
                                   Average      Gross                       Gross
                                    Life      Carrying    Accumulated     Carrying      Accumulated
                                   Years       Amount     Amortization     Amount       Amortization
                                   -----    -----------   ------------   -----------    ------------
          Methodologies              3.5    $ 1,721,000   $  (615,000)   $ 1,721,000    $  (377,000)
          Employment
          Agreement                    5        590,000      (224,000)       590,000       (162,000)
          Subject Database             4        900,000      (281,000)       900,000       (169,000)
          Customer backlog           .75        290,000      (290,000)       290,000       (130,000)
                                            -----------   -----------    -----------     ----------

                                            $ 3,501,000   $(1,410,000)   $ 3,501,000    $  (838,000)
                                            ===========   ===========    ===========    ===========


          Amortization expense for intangible assets during the three and six month period ended June 30, 2003 was approximately $293,000 and $596,000, respectively, and $210,000 and $278,000 for the three and six month period ending June 30, 2002, respectively. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

                               2003                $  987,000
                               2004                   826,000
                               2005                   725,000
                               2006                   125,000
                                                    ---------
                                                   $2,663,000
                                                   ==========

          As of June 30, 2003, all intangible assets except goodwill were subject to amortization expense.

          The Company assesses its goodwill for impairment annually as of the 1st of January of each year. No impairment was recorded in 2003 or 2002.

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

          OVERVIEW

          We are a provider of specialized drug development services to the pharmaceutical and biotechnology industries. We specialize in recruiting for and conducting Phase I and Phase II clinical trials including participants from special populations. We also provide our clients with bioanalytical service for Phase I and II clinical trials. Our clients include pharmaceutical manufacturers including the largest in the world, generic drug companies, biotechnology companies and other drug development companies such as ourselves. Our principal clinical operations are located in Miami, Florida and Anapharm's facilities in Quebec and Montreal, Canada. Our Miami Phase I and II clinic is, we believe, the largest Phase I and Phase II clinic in the United States. We very recently opened our new expanded Phase I through IV clinical trial facility in Ft. Myers, Florida. In addition we provide data management, regulatory submissions, and Phase III and IV clinical trials management services in targeted therapeutic areas. Our services help reduce the amount of time and expense associated with drug development and enable our clients to bring new drugs to market faster.

          Our revenues consist primarily of fees earned under contracts with pharmaceutical and biotechnology company clients. Typically, a portion of our contract fee is due upon signing of the contract, and the majority of the contract fee is generally paid in installments upon the achievement of certain agreed upon performance milestones over the duration of the clinical trial.

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

          In 2002, the Company began to perform an annual test for impairment of goodwill. This test is performed on the 1st of January of each year by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. The Company assesses fair value based upon its best estimate of the present value of future cash flows that it expects to generate by the reporting unit. The tests performed for 2003 and 2002 did not identify any instances of impairment. However, changes in expectations as to the present value of a reporting unit's future cash flows might impact a subsequent year's assessments of impairment.

          Other Estimates
          ---------------

          The Company makes a number of other estimates in the ordinary course of business. Historically, past changes to these estimates have not had a material impact on our financial condition. However, circumstances could change which may alter future expectations.

          RESULTS OF OPERATIONS

          During the three months ended June 30, 2002 we had operations in Miami, Charlotte, Ft. Myers, Philadelphia (SFBC Analytical) and Canada (Anapharm). In contrast this year we had operations in all of the mentioned locations for the full quarter including the results of operations from NDS.

          During the six months ended June 30, 2002 we had operations in Miami, Charlotte, Ft. Myers, Philadelphia (SFBC Analytical) and Canada (Anapharm) for three and one-half months. For the same period ended June 30, 2003, we had operations in all of the mentioned locations for the full six months including NDS.

          ACQUSITIONS

          On March 26, 2003, SFBC, through its wholly-owned subsidiary, Anapharm, acquired the common stock of SynFine, an Ontario corporation. Earlier in 2003, SynFine acquired the assets of PDI-Research Laboratories, ("PDI"), located in suburban Toronto, Canada. The business of PDI (now SynFine) provides synthesized research compounds used by bioanalytical laboratories. Prior to the acquisition, both Anapharm and SFBC Analytical were customers of PDI.

          We paid approximately $1.6 million for SynFine's net assets comprised primarily of scientific equipment, customer lists and real estate. Additionally, SynFine assumed certain operating liabilities and bank debt. No goodwill was recorded on this transaction since the fair value of the net assets was in excess of the $1.6 million paid by the Company. Anapharm used its own cash without borrowing any funds to consummate the transaction. All of the 12 employees of SynFine have remained as employees. This new business unit within Anapharm is pursuing the same research activities and same business as PDI under the new name of SynFine Research. This acquisition did not have a material impact on Anapharm's revenues or earnings during the three month period ended June 30, 2003 and is not expected to have a material impact for the remainder of 2003.

          The Company originally had anticipated entering into the synthesis business during late 2004. However, we accelerated our entry into this market due to the availability of PDI's scientific expertise and personnel, and the availability of PDI's equipment, customer list and real estate at a favorable price.


          ACQUISITION OF DANAPHARM

          On July 7, 2003, SFBC, through its wholly owned subsidiary, Anapharm, acquired the 51 percent of the common stock that it did not already own of Danapharm of London, Ontario, Canada for a total purchase consideration of approximately $1.6 million. This was comprised of approximately $336,000 in cash and 8,142 shares of SFBC common stock valued at approximately $144,000 paid at closing; and the remaining purchase consideration of approximately $1,120,000 is comprised of approximately $785,000 in cash and $335,000 in stock (18,984 shares) payable in four equal payments during the next four years. Anapharm used its own cash to make the cash payment at closing, and issued a note payable to the 51% shareholders for the remaining cash consideration The 18,984 shares issued were placed in escrow due over the next four years. In return, Anapharm received approximately $300,000 in net assets.

          The other 49 percent of Danapharm was acquired through the acquisition of Anapharm in March 2002. Founded in 1994, Danapharm provides drug development research services for Phase II-IV clinical trials to the biotech and pharmaceutical industry.

          The Company's purchase price of $1,600,000 results in excess purchase price over the acquired net assets of $300,000. SFBC is currently in the process of obtaining preliminary independent appraisals of the fair values of the acquired property plant and equipment, and identified intangible assets, and their remaining useful lives. Accordingly, the allocation of the purchase price, including the related goodwill has not yet been determined and will be based on the final determination of appraised and other fair values, and related tax effects.

          ACQUISITION OF CLINICAL PHARMACOLOGY ASSOCIATES

          On August 4, 2003 we acquired 100% of the common stock of CPA, a private company, focused primarily on Phase I clinical research development services, based in Miami, FL. CPA provides specialized, outsourced drug development research services to the pharmaceutical and biotechnology industries.

          Under the terms of the agreement we acquired CPA for $7.5 million in cash and 443,072 shares of SFBC common stock. Of the sums paid, $1 million in cash and approximately 94,000 shares in common stock have been placed in escrow and will be released over the next three years, in six month increments to the shareholders of the seller. In return we received CPA's clinic operations building valued at $750,000 and an additional $750,000 in net assets comprised of cash and accounts receivables, less accounts payable payable and accrued liabilities.

          Also, the shareholders of CPA will have an opportunity over a three year period to earn up to a total $9,000,000 in additional consideration, one-half in cash and one-half in common stock, based upon attaining certain revenue milestones.

          For the year ended December 31, 2002, CPA's net revenue was approximately $8.1 million and pre-tax income was approximately $3.9 million.

          SFBC has retained all of CPA's employees and entered into three-year employment agreements with key CPA senior management.

          SFBC is currently in the process of obtaining preliminary independent appraisals of the fair values of the acquired property plant and equipment, and identified intangible assets, and their remaining useful lives. Accordingly, the allocation of the purchase price, including the related goodwill has not yet been determined and will be based on the final determination of appraised and other fair values, and related tax effects.

          Due to the recent nature of this acquisition, it was not practicable to provide further disclosures under SFAS No. 141.

          PRO FORMA DISCLOSURE

          The following table reflects our actual results of operations for the three and six months ended June 30, 2003 and our pro forma results of operations for the same periods. The pro forma adjustments reflect the application of $684,682 and $1,435,011, respectively for the three and six month periods ended June 30, 2003 in Canadian tax credits, to the costs which generated the credit. Under United States generally accepted accounting principles ("GAAP"), the tax credits are applied as a credit to "Income Tax Expense" on the income statement.

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

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
SELECTED PROFORMA QUARTERLY  DISCLOSURES
FOR THE THREE AND SIX-MONTH PERIOD ENDED JUNE 30, 2003 (all in $USD)

Recast proforma income statement to reflect the impact of Canadian tax credits

                                                                                                  ADJUSTED
                                                                                                  PROFORMA
                                                                                                   INCOME
                                                                                CANADIAN         REFLECTING
                                                      REPORTED                     TAX            CANADIAN
                                                       ACTUAL                    CREDIT          TAX CREDITS
                                                   RESULTS FOR                 RECLASS FOR         FOR THE
                                                      THE THREE                 THE THREE           THREE
                                                     MONTH PERIOD              MONTH PERIOD     MONTH PERIOD
                                                        ENDED                    PERIOD             ENDED
                                                       6/30/03                   6/30/03          6/30/03
                                                                                   (A)              (B)

Net revenue                                            $22,483,553   100.0%                     $ 22,483,553     100.0%

Costs and expenses
      Direct costs                                      12,688,983    56.4%        $ (549,936)      12,139,047    54.0%
      Selling, general and administrative expenses       7,232,417    32.2%          (134,926)       7,097,491    31.6%
                                                       -----------                 ---------------------------
         Total costs and expenses                       19,921,400    88.6%          (684,862)      19,236,538    85.6%
         Earnings from operations                        2,562,153    11.4%           684,862        3,247,015    14.4%
Other income (expense)
      Interest income                                       37,670                                      37,670
      Interest expense                                    (102,581)                                   (102,581)
                                                       -----------                                 -----------
         Total other income (expense)                      (64,911)                        --          (64,911)
                                                       -----------                 ---------------------------
         Earnings before taxes                           2,497,242                    684,862        3,182,104
Income tax expense                                         473,174    18.9%           684,862        1,158,036    36.4%
                                                       -----------                 ---------------------------
         Net earnings                                  $ 2,024,068     9.0%        $       --      $ 2,024,068     9.0%
                                                       ===========                 ===========================
Earnings per share:
      Basic                                                 $ 0.28                                 $      0.28
                                                       ===========                                 ===========
      Diluted                                               $ 0.27                                 $      0.27
                                                       ===========                                 ===========
Shares used in computing earnings per share:
      Basic                                              7,228,034                                   7,228,034
                                                       ===========                                 ===========
      Diluted                                            7,567,525                                   7,567,525
                                                       ===========                                 ===========

                                                                                                  ADJUSTED
                                                                                                  PROFORMA
                                                                                                   INCOME
                                                                                CANADIAN         REFLECTING
                                                      REPORTED                     TAX            CANADIAN
                                                       ACTUAL                    CREDIT          TAX CREDITS
                                                   RESULTS FOR                   RECLASS           FOR THE
                                                       THE SIX                   THE SIX             SIX
                                                     MONTH PERIOD              MONTH PERIOD     MONTH PERIOD
                                                        ENDED                    PERIOD             ENDED
                                                       6/30/03                   6/30/03          6/30/03
                                                                                   (A)              (B)

Net revenue                                            $41,153,589   100.0%                     $ 41,153,589   100.0%

Costs and expenses
      Direct costs                                      23,257,574    56.5%    $ (1,185,498)      22,072,076    53.6%
      Selling, general and administrative expenses      13,047,277    31.7%    $   (249,513)      12,797,764    31.1%
                                                       ------------            -----------------------------
         Total costs and expenses                       36,304,851    88.2%      (1,435,011)      34,869,840    84.7%
         Earnings from operations                        4,848,738    11.8%       1,435,011        6,283,749    15.3%
Other income (expense)
      Interest income                                       89,686                                    89,686
      Interest expense                                    (177,021)                                 (177,021)
                                                       ------------                              -----------
         Total other income (expense)                      (87,335)                      --          (87,335)
                                                       ------------            -----------------------------
         Earnings before taxes                           4,761,403                1,435,011        6,196,414
Income tax expense                                         794,051    16.7%    $  1,435,011        2,229,062    36.0%
                                                       ------------            -----------------------------
         Net earnings                                  $ 3,967,352     9.6%    $         --      $ 3,967,352     9.6%
                                                       ============            =============================
Earnings per share:
      Basic                                                 $ 0.55                                    $ 0.55
                                                       ============                               ==========
      Diluted                                               $ 0.52                                    $ 0.52
                                                       ============                               ==========
Shares used in computing earnings per share:
      Basic                                              7,223,819                                 7,223,819
                                                       ============                               ==========
      Diluted                                            7,575,035                                 7,575,035
                                                       ============                               ==========


(A) The Canadian government encourages R&D activities by subsidizing them through tax credits. Under US generally accepted accounting principles ("GAAP") these credits are applied against "Income tax expense" on the income statement rather than against the underlying "Direct costs" or "Selling, general and administrative expenses" that generated the credit. The Company's current statutory rate on profits for US operations is approximately 40%. The statutory tax rate in the Quebec Province in Canada where the Company operates is approximately 33% (before the application of the tax credits).

(B) During the three and six-month periods ended June 30, 2003, Anapharm generated $684,862 and $1,435,011, respectively, in tax credits . This column shows the pro-forma impact on the Company's operating results and ratios as if these credits were applied against the underlying expense line items that generated the credit rather than applying the credits against Income tax expense. The Company believes that this presentation is more indicative of earnings from operations, operating margins and for calculating EBITDA when compared to other companies within its sector.

Net revenue by geographic region
                                         THE THREE             THE SIX
                                        MONTH PERIOD         MONTH PERIOD
                                           ENDED               PERIOD
                                          6/30/03              6/30/03

Net revenue from foreign operations     $10,324,940          $ 19,167,810
Net revenue from US operations           12,158,613            21,985,779

Total                                   $22,483,553          $ 41,153,589
                                        ============        ==============

          Net Revenues
          ------------

          Net revenue increased from $14,720,863 for the three months ended June 30, 2002 to $22,483,553 for the three months ended June 30, 2003, and from $24,303,419 for the six months ended June 30, 2002 to $41,153,589 for the six months ended June 30, 2003, an increase of 52.7% and 69.3%, respectively. The increase for both the three and six month periods is primarily attributable to the significant growth of SBFC's business at Anapharm, and SFBC Miami, and due the inclusion of six months of revenue at Anapharm for the six month period ended June 30, 2003, compared to three and one-half's months of revenues at Anapharm for the same six month period ended June 30, 2002.

          On a pro forma basis, if the Company had owned all of its subsidiaries as of January 1, 2002, net revenue for the three and six months month period ended June 30, 2003 increased approximately 24.9% and 20.9%, respectively, over the same three and six months period ended June 30, 2002. We believe that this pro forma comparison permits us to more accurately track our growth rate. We believe it is also more meaningful to investors since the inclusion of the results of operations from our two acquisitions since the date of the acquisitions does not provide a fair comparison.

          For the three and six month periods ended June 30, 2003 net revenues from foreign operations (substantially all from Anapharm) included in total revenues, were $10,324,940, and $19,167,810, respectively.

          Gross Profit Margins
          --------------------

          Gross profit increased from $6,266,833 to $9,794,570 for the three months ended June 30, 2003 and from $10,987,645 to $17,896,014 for the six months ended June 30, 2003, an increase of 56.3% and 62.9% respectively from the corresponding periods in the prior year. As a percentage of net revenue, gross profit increased from 42.6% to 43.6% for the three months ended June 30, 2003 and decreased from 45.2% to 43.5% for the six months ended June 30, 2003 as compared to the corresponding periods in the prior year.

          The increase for the three month period ended June 30, 2003 compared to the same period in 2002 is primarily attributable to the increase in higher gross margin Phase I, Miami contracts as a ratio of overall business compared to lower margin Phase III business at SFBC NDS.

          This decrease in our gross profit margins for the six month period ended June 30, 2003 compared to the same six month period in 2002 is primarily attributable to the inclusion of six months of Anapharm's operations in 2003 compared to approximately three and one-half months during the same three month period in 2002. Anapharm's gross profit margins are lower due to the nature of Anapharm's business in the generic market where it employs a high number of research and development employees and incurs higher direct costs as a percentage of revenues than our United States operations. The Canadian government subsidizes a portion of these additional expenses through tax credits. Under United States GAAP, these credits are applied against income tax expense rather than against the underlying direct cost that generated the credit. The overall impact on our operations is that the direct cost and S,G&A expenses as a percentage of revenues will be permanently higher and our effective tax rate will be permanently lower than in the past. Our net income is not affected by this method. See Pro Forma Disclosure.

          Additionally, to a lesser extent, the decrease in our gross margins is attributable to the mix of our contracts which changes from quarter to quarter. In August 2003 we purchased CPA and merged it into our Miami operation. Historically, CPA's unaudited gross margins have been higher than SFBC's. As a result, for the remainder of the year we expect our gross margins to be between 43-45%.

          Selling, General and Administrative Expenses
          --------------------------------------------

          Selling, general and administrative expenses ("S,G&A") increased from $4,766,890 to $7,232,418 for the three months ended June 30, 2003 and from $7,597,955 to $13,047,278 for the six months ended June 30, 2003, an increase of 51.7% and 71.7%, respectively, over the same periods in the prior year. As a percentage of net revenue, our S,G&A expenses increased from 32.4% to 32.2% for the three months ended June 30, 2003 and from 31.3% to 31.7% for the six months ended June 30, 2003 as compared to the corresponding periods in the prior year. The increase in total S,G&A expenses for the three and six month period ended June 30, 2003 compared to the same periods of 2002 is primarily due to (I) our continuing increased sales and marketing efforts, (ii) the hiring of new personnel, increased depreciation and amortization expense and other expenses consistent with the growth of the Company, and (iii) the inclusion of Anapharm's and NDS' S,G&A expenses for six months compared to three and one-half's months of S,G&A expenses at Anapharm and zero expenses at NDS during the same period in 2002. Additionally, during the three months ended June 30, 2003, due to the rapid strengthening of the Canadian dollar against the US dollar, Anapharm incurred a foreign exchange loss of approximately $550,000 compared to a foreign exchange loss of $152,000 during the same three month period ended June 30, 2002. We believe that the large foreign exchange loss incurred during the three months ended June 30, 2003 is non-recurring in nature and for the remaining six months of 2003 any foreign currency gain or loss will not be material, although there can be no assurances that we will be correct.

          The increase in S,G&A expenses as a percentage of revenues for the six month period is primarily due to the inclusion of Anapharm's expenses, in S,G&A for six months during 2003 compared to three and one-half months during the same period in 2002. As noted above in the "Gross Profit Margins" section and shown in the "Pro Forma Disclosure" above, Anapharm also receives tax credits for certain S,G&A expenses. These credits are accounted in the same manner as direct costs.

          Net Earnings
          ------------

          Net income increased from $1,355,038 to $2,024,067 for the three months ended June 30, 2003 and from $2,684,845 to $3,967,350 for the six months ended June 30, 2003, an increase of 49.4% and 47.8% respectively over the same periods in the prior year. On a fully diluted basis, our earnings per share increased from $.18 to $.27 for the three-month period ended June 30, 2003 and from $.36 to $.52 for the six-month period ended June 30, 2003 as compared to the corresponding periods in the prior year. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from 7,459,428 to 7,567,525 for the three-month period ended June 30, 2003 and from 7,404,560 to 7,575,035 for the six month period ended June 30, 2003 as compared to the corresponding period in the prior year. The increase in the number of shares in both three and six month periods resulted primarily from the issuance of 167,375 shares to Anapharm on March 18, 2002, and 234,060 shares to NDS on September 6, 2003 as acquisition consideration, the exercise of options and warrants, and the change in our stock price (which causes additional unexercised options to be included in the calculation for diluted shares outstanding), offset by the share repurchases described below.

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

          The Company's effective tax rate for the three month period ended June 30, 2003 was 18.9% compared to 11.1% for the same three-month period ended June 30, 2002, respectively. The increase in the effective tax rate for the three months ended June 30, 2003 compared to the prior year, is due to the increase in profitability of U.S. subsidiaries (primarily SFBC Miami) as a ratio of overall consolidated net income.

          For the six months ended June 30, 2003, the Company's effective tax rate was 16.7% compared to 24.8% for the same period in 2002. This decrease is primarily attributable to Anapharm's strong operating results as a ratio of overall consolidated net income and Anapharm's significantly lower tax rate, compared to the non-inclusion of Anapharm's tax rate during the first two and one-half months of 2002. As described throughout this report, Anapharm receives significant certain non-cash tax credits from the government of Canada for incurring research and development expenses. These credits lower the Company's effective tax rate. The Company expects the nature of Anapharm's business and the generation of significant tax credits to continue, however, there can be no assurance on the amount of these credits on a quarterly or annual basis.

          The future effective tax rate will be dependent on the amount of the credits Anapharm receives and Anapharm's relative contribution to our consolidated pre-tax income. For the remainder of 2003 we expect our effective tax rate to be between 20 and 23%, and an annual rate of between 19-21% compared to the 2002 tax rate of 24% which included Anapharm's lower tax rate for nine and one-half months. The higher tax rate we anticipate for the balance of the year gives effect to the fact that our Phase I and II business in the United States historically is substantially stronger in the second half of the year, particularly in the fourth quarter. We expect this cyclical trend to continue.

          Whenever commercially practical, we refer Phase I and Phase II studies and bioanalytical contracts to our Canadian operations benefit from the lower operating costs and lower tax rates in Canada, and the availability of tax credits. Excluding the impact of tax credits, SFBC's effective tax rate in Canada is approximately 33% compared to approximately 40% in the United States. There will be some practical limitations which prevent us from referring some studies to Anapharm including differing areas of expertise, the availability of a special population groups or client preferences on where the work should be performed.

          LIQUIDITY AND CAPITAL RESOURCES

          For the six months ended June 30, 2003, net cash provided by operating activities was $245,092 in contrast to $1,702,890 of net cash used in operations for the corresponding period in 2002. The change is primarily attributable to the increase in net earnings and depreciation and amortization resulting from the growth of our business, offset by a substantial increase in our accounts receivable and decrease in accounts payable.

          For the six months ended June 30, 2003, net cash used in investing activities was $4,355,583 compared to $23,146,227 used in investing activities for the corresponding period in 2002. The decrease is primarily attributable to the use of approximately $22,000,000 of net cash to acquire Anapharm, Inc. in March of 2002 as compared to approximately $1,600,000 of net cash used to acquire SynFine Research, Inc. in March 2003 and approximately $1,200,000 used to pay the Charlotte Earn-out. In addition, capital expenditures increased to approximately $2,150,000 during the first six months of 2003 as compared to $1,200,000 during the same period in 2002.

          During the six months ended June 30, 2003, net cash provided by financing activities was $1,513,949 compared to net cash provided by financing activities of $1,441,911 in the corresponding period of 2002. The increase is primarily attributable to drawing down $1,800,000 from our Credit Facility offset by a reduction in proceeds of $1,500,000 in stock options and warrants exercised in 2002 to $178,500 during the same period in 2003.

          On September 16, 2002, we entered into a $10 million Revolving Credit and Security Agreement with Wachovia Bank National Association. The interest rate on this Credit Facility is LIBOR based and variable. Currently, our average interest rate on the entire Credit Facility is approximately 3.5%. This Credit Facility enables SFBC to borrow for general working capital purposes and for the purpose of financing acquisitions of companies in related industries. This Credit Facility is secured by substantially all of our assets. On July 30, 2003 Wachovia Bank increased the Credit Facility to $15,000,000 on substantially the same terms.

          During the three-month period ended June 30, 2003 we utilized the Credit Facility to pay the Charlotte Earn-out of approximately $1,200,000 as well as other operating activities. As of June 30, 2003, the loan balance was $1,800,000. In order to fund the August 1, 2003 CPA purchase price and transaction costs, the Company borrowed an additional $8,000,000. Under the terms of the Credit Facility, the $8,000,000 is payable in equal installments along with accrued interest over a 36 month period. These amounts can be prepaid without penalty. As of August 13, 2003, the total loan balance outstanding was approximately $9,900,000.

          The Company has been at all times and currently is in compliance with all required covenants. Based on borrowing formulas contained within the Credit Facility, as of August 13, 2003, the Company could have borrowed all of the remaining loan availability of $5,100,000. We intend to use our cash flow from operations to reduce the loan balances and related interest expense under the Credit Facility.

          As of August 13, 2003 we had approximately $4,500,000 in cash on hand. Based upon our cash balances and our estimated future positive cash flows from operations, we believe we have enough working capital to meet our operational needs within the next 12 months. If we consummate any additional acquisitions, we expect to further use our Credit Facility and, if necessary, obtain additional debt or equity financing. Except for the possibility of issuing stock related to potential Earnouts described in this "Commitments" section of "Liquidity and Capital Resources" or a potential accretive acquisition, should one arise we do not anticipate issuing any of our common stock during 2003.

          COMMITMENTS

          NDS EARN-OUT
          ------------

          We may pay NDS up to $8 million as an earn-out based upon SFBC NDS' future operating results over a three year period with the initial year ending September 30, 2003. Of this $8 million potential earn-out, $6 million is to be paid in cash and the remaining $2 million will be paid through the issuance of common stock.

          CPA EARN-OUT
          ------------

          Based upon the future revenues of SFBC Miami, we may pay up to $9 million, one-half in cash and one-half in common stock, to the CPA shareholders over the next three years.

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

          FORWARD-LOOKING STATEMENTS

          The statements in this Report relating to our expectations about our future gross margins, our not incurring future foreign currency losses, future Canadian tax credits and tax rates, and the nature of Anapharm's business and its continued generation of tax credits, the Company's effective future tax rates, the possibility of future dilution, the adequacy of our working capital, future acquisitions, and the repurchase of our common stock, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects", "anticipates", "intends", "believes", "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

          The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) an unanticipated decision to make an acquisition of a substantially larger competitor, which would require us to re-allocate our intended uses of our cash resources; (2) our ability to successfully implement our plans for operational and geographical expansion; (3) our ability to successfully achieve and manage the technical requirements of specialized clinical trial services, while maintaining compliance with applicable rules and regulations; (4) our ability to compete nationally in attracting pharmaceutical companies in order to develop additional business; (5) our continued ability to recruit participants for clinical studies; (6) the economic climate nationally and internationally as it affects drug development operations, (7) our ability to integrate and absorb our most recent acquisition and any future acquisitions into our current operational structure, (8) the changing mix of, and the amount contracts and laboratory services offered, (9) future legislation in Canada which may affect our ability to continue to generate tax credits at Anapharm to lower the effective tax rate, (10) our future stock price, and (11) a variety of economic factors that may affect the relative values of the United States and Canadian currencies as well as the results of any hedging strategies should we employ such strategies..

          We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Form 10-KSB for the year ended December 31, 2002 and the prospectus in the most recent Form S-3 we filed with the Securities and Exchange Commission.

          ITEM 3.

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          SFBC is subject to market risks in some of its financial instruments. These instruments are carried at fair value on its financial statements. SFBC is subject to currency risk at Anapharm. SFBC is also subject to interest rate risk on its Credit Facility if it borrows under it as described below. SFBC has not entered into market risk sensitive instruments for trading purposes.

          In 2002, SFBC purchased certain debt securities. SFBC classifies its investments in debt securities as available-for-sale in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments classified as available-for-sale are carried at fair value based on quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive earnings, net of applicable deferred income taxes. As of June 30, 2003 the unrealized gain on investments in marketable securities was insignificant. Cost is determined on the actual purchase price of the marketable security for determining realized gains and losses. In the first six months of 2003, there were no realized gains or losses.

          Financial instruments that potentially subject SFBC to credit risk consist principally of trade receivables. SFBC performs services and extends credit based on an evaluation of the client's financial condition without requiring collateral. Exposure to losses on receivables is expected to vary by client due to the financial condition of each client. SFBC monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Additionally, SFBC, from time to time, maintains cash balances with financial institutions in amounts that exceed federally insured limits.

          SFBC's financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, and notes payable. At June 30, 2003, the fair value of these instruments approximates the carrying amount of these items due to the short-term maturities of these instruments.

          At Anapharm where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the year or quarter. Revenues and expenses of Anapharm is translated at the average exchange rate during the year. The aggregate effect of translating the financial statements of Anapharm is included in a separate component of stockholders' equity entitled "Accumulated Other Comprehensive Earnings." For the quarter ended June 30, 2003, SFBC had losses from foreign currency transactions of $550,000. Currency translation risks arise primarily from Anapharm. SFBC does not hedge its foreign currency risks.

          On September 16, 2002, SFBC entered into a $10 million Revolving Credit and Security Agreement with Wachovia Bank National Association, which we expanded to $15 million on July 30, 2003. The interest rate on this Credit Facility is LIBOR based and variable. As of June 30, 2003, our average interest rate on the entire Credit Facility was 3.5%. This Credit Facility enables SFBC to borrow for general working capital purposes and for the purpose of financing acquisitions of companies in related industries. This Credit Facility is secured by substantially all of SFBC's assets. As of the date of this Report, SFBC had borrowed approximately $9.9 million on this Credit Facility. Changes in interest rates, and LIBOR in particular, will affect the cost of funds should SFBC draw on such facility.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          Not applicable.


ITEM 2. CHANGES IN SECURITIES

          During the quarter ended June 30, 2003, we issued shares of our common stock to the following individuals and corporation upon exercise of options or warrants which were not covered by an effective registration statement but were exempt under Section 4(2) of the Securities Act of 1933:

          DATE             NAME           NUMBER OF SHARES  CONSIDERATION
          ----             ----           ----------------  -------------
          June 26 , 2003   Andrew Dorman  1,690             Cashless exercise of
                                                            5,000 options

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


ITEM 5.  OTHER INFORMATION

          Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBIT INDEX

Exhibit
Number   Description

------   ---------------------------------------------------------------------
3.1      Certificate of Incorporation(1)
3.2      First Amendment to Certificate of Incorporation(1)
3.3      Certificate of Correction to Certificate of Incorporation(2)
3.4      Bylaws(1)
3.5      First Amendment to the Bylaws(2)
3.6      Second Amendment to the Bylaws (3)
31.1     Certification of Chief Executive Officer
31.2     Certification of Chief Financial Officer
32.1     Section 1350 Certification of Chief Executive Officer.
32.2     Section 1350 Certification of Chief Financial Officer.

(1) Contained in Form SB-2 filed on August 17, 1999.
(2) Contained in Form SB-2 filed on October 5, 2000.
(3) Contained in Form 10-KSB for the fiscal year ended December 31, 2002 filed on March 31, 2003.

         (b)      REPORTS ON FORM 8-K.

On May 6, 2003, we filed a Form 8-K containing a press release dated May 5, 2003 disclosing our first quarter 2003 results of operations.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 14, 2003 by the undersigned, thereunto duly authorized.

                                   SFBC INTERNATIONAL, INC.

                                   /s/ Arnold Hantman
                                   ---------------------------------------
                                   Arnold Hantman, Chief Executive Officer

                                   /s/ David Natan
                                   ------------------------------------
                                   David Natan, Chief Financial Officer