Form 10-Q
period 2003-09-30
SFBC INTERNATIONAL INC
filed 2003-11-14
CIK 1089542

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [X] Quarterly Report Under Section 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended: September 30, 2003

                           Commission File No. 1-16119


                            SFBC INTERNATIONAL, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                               DELAWARE 59-2407464
                               -------------------
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

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

The registrant has 9,965,555 shares of common stock outstanding as of November 10, 2003.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.       Financial Statements

              Condensed Consolidated Balance Sheets
                as of September 30, 2003 (unaudited) and December 31, 2002                              1

              Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2003 and 2002
                (unaudited)                                                                             2

              Condensed Consolidated Statements of Cash Flows
                for the nine months ended September 30, 2003 and 2002 (unaudited)                     3 - 4

              Notes to Unaudited Condensed Consolidated Interim Financial Statements                  5 - 12

ITEM 2.       Management's Discussion and Analysis of Interim Financial
                Condition and Results of Operations                                                  12 - 26

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                             27 - 28

ITEM 4.       Controls and Procedures                                                                28 - 29

                                 PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                                        29

ITEM 2.       Change in Securities                                                                     29

ITEM 3.       Defaults upon Senior Securities                                                          30

ITEM 4.       Submission of Matters to a Vote of Security Holders                                      30

ITEM 5.       Other Information                                                                        30

ITEM 6.       Exhibits and Reports on Form 8-K                                                       30 - 31

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
================================================================================

ASSETS                                                                              (Unaudited)
                                                                                    September 30, December 31,
                                                                                       2003           2002
                                                                                    -----------   -----------
Current Assets
      Cash and cash equivalents                                                       7,370,355     6,361,496
      Investment in marketable securities                                             1,103,690     2,413,522
      Accounts receivable, net                                                       31,381,159    21,753,778
      Income tax receivable                                                                  --       290,221
      Loans receivable from officers/stockholders                                       203,370       343,400
      Prepaids and other current assets                                               5,294,885     4,256,584
                                                                                    -----------   -----------
            Total current assets                                                     45,353,459    35,419,001
Loans receivable from officers                                                          400,000       600,000
Property and equipment, net                                                          19,934,769    16,612,579
Goodwill, net                                                                        47,405,128    30,151,148
Other intangibles, net                                                                2,833,625     2,662,603
Deferred income taxes                                                                 1,396,593       283,665
Other assets, net                                                                       427,037       230,444
                                                                                    -----------   -----------
            Total assets                                                            117,750,611    85,959,440
                                                                                    ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable                                                                7,242,174     6,323,414
      Accrued liabilities                                                             3,570,570     3,041,087
      Advance billings                                                                4,113,515     3,802,754
      Income tax payable                                                                427,198            --
      Deferred income taxes                                                              85,308        85,308
      Line of credit, current portion                                                 4,966,667            --
      Notes payable, current portion                                                  1,729,555     1,361,231
                                                                                    -----------   -----------
            Total current liabilities                                                22,134,987    14,613,794
Line of credit                                                                        4,488,889            --
Notes payable                                                                         3,017,772     2,786,956
Stockholders' equity
      Preferred stock. $0.10 par value, 5,000,000 shares authorized, none issued             --            --
      Common stock, $0.001 par value, 20,000,000 shares authorized, 7,948,555 and
         7,408,682 shares issued and outstanding as of September 30, 2003 and
         December 31, 2002                                                                7,949         7,409
      Additional paid-in capital                                                     67,378,054    58,068,002
      Retained earnings                                                              20,033,745    12,641,431
      Accumulated other comprehensive income                                             689,215        18,332
      Common stock held in treasury, at cost - 0 shares at September 30, 2003
        and 204,300 shares at December 31, 2002                                              --    (2,176,484)
                                                                                    -----------   -----------
            Total stockholders' equity                                               88,108,963    68,558,690
                                                                                    -----------   -----------
            Total liabilities and stockholders' equity                              117,750,611    85,959,440
                                                                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
================================================================================

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                  September 30,
                                                         2003            2002            2003           2002
                                                     ------------    ------------    ------------    ------------
Net revenue                                          $ 29,078,652    $ 17,483,334    $ 70,232,241    $ 41,786,754
Costs and expenses
      Direct costs                                     17,396,095       9,652,769      40,653,670      22,968,544
      Selling, general and administrative expenses      7,284,094       4,777,248      20,331,372      12,363,767
                                                     ------------    ------------    ------------    ------------
           Total costs and expenses                    24,680,189      14,430,017      60,985,042      35,332,311
           Earnings from operations                     4,398,463       3,053,317       9,247,199       6,454,443
Other income (expense)
      Interest income                                      26,469          94,463         116,155         397,510
      Interest expense                                   (126,418)        (86,079)       (303,439)       (218,821)
                                                     ------------    ------------    ------------    ------------
           Total other income (expense)                   (99,949)          8,384        (187,284)        178,689
                                                     ------------    ------------    ------------    ------------
           Earnings before taxes                        4,298,514       3,061,701       9,059,915       6,633,132
Income tax expense                                        873,549         868,833       1,667,600       1,755,423
                                                     ------------    ------------    ------------    ------------
           Net earnings                              $  3,424,965    $  2,192,868    $  7,392,315    $  4,877,709
                                                     ============    ============    ============    ============
Earnings per share:
      Basic                                          $       0.45    $       0.31    $       1.00    $       0.70
                                                     ============    ============    ============    ============
      Diluted                                        $       0.42    $       0.30    $       0.93    $       0.66
                                                     ============    ============    ============    ============
Shares used in computing earnings per share:
      Basic                                             7,669,132       7,147,119       7,373,888       7,003,028
                                                     ============    ============    ============    ============
      Diluted                                           8,227,141       7,311,041       7,906,430       7,380,874
                                                     ============    ============    ============    ============

The accompanying notes are an integral part of these statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
================================================================================

                                                                                   2003            2002
                                                                              ------------    ------------
Cash flows from operating activities
    Net earnings                                                                 7,392,315       4,877,709
    Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                              3,431,885       1,925,189
      Provision for bad debt                                                      (140,000)             --
      Noncash compensation - reduction of note receivable                          200,000         200,000
      Common stock options issued as compensation                                       --          35,417
      Changes in assets and liabilities
         Accounts receivable                                                    (5,682,567)       (907,543)
         Income tax receivable                                                     290,221              --
         Prepaid expenses and other current assets                                (625,848)     (1,663,713)
         Other assets                                                             (114,590)         34,536
         Accounts payable                                                       (1,160,220)       (340,140)
         Accrued liabilities                                                     1,027,435         864,739
         Advance billings                                                         (831,129)       (410,615)
         Income taxes payable                                                      429,708        (895,129)
         Deferred income taxes                                                    (896,579)       (894,167)
                                                                              ------------    ------------
Total adjustments                                                               (4,071,684)     (2,051,426)
                                                                              ------------    ------------
           Net cash provided by operating activities                             3,320,631       2,826,283
                                                                              ------------    ------------
Cash flows from investing activities
    Cash consideration - acquisitions, net of cash acquired                    (10,611,805)    (29,228,978)
    Purchase of property and equipment                                          (3,335,795)     (3,347,869)
    Purchase of / change in long term investment - marketable securities           653,743              --
    Loans to officers/stockholders                                                 140,030         (19,732)
                                                                              ------------    ------------
           Net cash used in investing activities                               (13,153,827)    (32,596,579)
                                                                              ------------    ------------
Cash flows from financing activities
    Borrowings against bank line of credit                                       9,455,556              --
    Principal payments on notes payable                                           (695,980)       (511,462)
    Repurchase of treasury stock                                                        --      (1,260,460)
    Proceeds from the issuance/exercise of warrants and common stock             1,960,483       1,296,075
                                                                              ------------    ------------
           Net cash provided by (used in) financing activities                  10,720,059        (475,847)
                                                                              ------------    ------------
Net effect of exchange rate changes on cash                                        121,996              --
                                                                              ------------    ------------
Net increase (decrease) in cash and cash equivalents                             1,008,859     (30,246,143)
Cash and cash equivalents at beginning of period                                 6,361,496      39,103,139
                                                                              ------------    ------------
Cash and cash equivalents at end of period                                    $  7,370,355    $  8,856,996
                                                                              ============    ============

    The accompanying notes are an integral part of these statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
================================================================================


                                                                                                     2003             2002
                                                                                                     ----             ----
Supplemental disclosures:
    Interest paid                                                                                  $   303,439      $   218,821
    Income taxes paid                                                                              $ 1,242,855      $ 2,844,897
Supplemental disclosures of non-cash investing and finance activities:
    Fair value of net assets (liabilities) assumed in connection with acquisition of businesses    $ 4,511,419      $13,753,859
    Common stock issued in connection with acquisition of business                                 $ 9,526,592      $ 5,603,929
    Professional fees accrued in connection with acquisition of business                           $        --      $    73,360
    Common stock options issued as compensation                                                    $        --      $    35,417

      The accompanying notes are an integral part of these statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION
-----------------------------------------------

         PRINCIPLES OF CONSOLIDATION AND ORGANIZATION

         The consolidated financial statements include the accounts of SFBC International, Inc. (the "Company") and its wholly-owned United States subsidiaries, South Florida Kinetics, Inc. ("SFBC Miami"), Clinical Pharmacology International, Inc. ("CPI"), Clinical Pharmacology of Florida, Inc. ("CP"), SFBC New Drug Services, Inc., (which includes the operations of SFBC Charlotte, Inc. effective April 1, 2003), SFBC Ft. Myers, Inc., SFBC Analytical Laboratories, Inc., and Canadian subsidiaries SFBC Canada Inc., Anapharm Inc., Danapharm Clinical Research Inc. ("Danapharm") and SynFine Research Inc. All financial information presented in this report relating to Canadian subsidiaries has been converted to United States dollars. All intercompany transactions and balances have been eliminated in consolidation.

         During the three and six month periods ended June 30, 2003, Anapharm owned a 49% interest in Danapharm located in London, Ontario Canada. For these periods Danapharm's results, which were not material, were reported on the equity method of accounting. On July 7, 2003, Anapharm purchased the remaining 51% interest of Danapharm and accordingly from July 7, 2003 the accounts of Danapharm were included in the consolidated results of the Company. See Note 3 to the Condensed Consolidated Financial Statements.

         On August 4, 2003, the Company acquired CPI, which owns real estate, and CP, merging CP into SFBC Miami. See Note 3 to the Condensed Consolidated Financial Statements.

         Unless the context otherwise requires, all references in this Report to "we," "us," "our," "SFBC International," "SFBC," or the "Company" refer to SFBC International, Inc. and its subsidiaries and predecessors as a combined entity.

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under section 13 of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the remaining quarter and for the year ending December 31, 2003.

         Certain prior period amounts have been reclassified to conform with the current year's presentation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

         NET EARNINGS PER SHARE
         ----------------------

         The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires dual presentation of net earnings per share: Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants to purchase approximately 1,150,583 and 1,113,766 shares of common stock for the three and nine month periods ended September 30, 2003, and 523,169 and 808,046 shares for the three and nine month periods ended September 30, 2002, respectively; less the assumed repurchase of shares in accordance with the treasury stock method of approximately 592,574 and 581,224 shares for the three and nine month periods ended September 30, 2003, and 359,247 and 430,200 shares for the three and nine month periods ended September 30, 2002, respectively. For the three and nine month periods ended September
         30, 2003, there were 0 and 162,500 options, respectively, excluded from the treasury stock calculation due to the strike price of these options exceeding the average market price for our shares.

         On July 17, 2002, we announced a common stock buyback plan of up to 750,000 shares. As of December 31, 2002, we had purchased 204,300 shares in various open market purchases at an average price of approximately $10.65 per share, or a total expenditure of approximately $2,176,484. These shares are presented as common stock held in treasury at December 31, 2002 and were retired in February 2003. We have purchased 2,479 shares since December 31, 2002.

         Based upon the current market price for our common stock and our recently completed public offering of 2,000,000 shares of our common stock, we do not intend to buy any of our shares in the foreseeable future.

         On November 5, 2003, the Company completed a public offering of its common stock, pursuant to which the Company sold 2,000,000 shares of common stock at a price of $29.50 per share. The underwriters in the offering also have an option to purchase from the Company up to an aggregate of 349,200 additional shares of the Company's stock to cover over-allotments, if any. The underwriters have until November 30, 2003 to exercise this option. See Note 5 to the Condensed Consolidated Financial Statements.

         STOCK BASED COMPENSATION

         At September 30, 2003, the Company had one stock based compensation plan and had entered into a limited number of stock option agreements, which have been disclosed in the Company's annual report on Form 10-KSB for the year ended December 31, 2002 and its proxy statement for the 2003 annual meeting filed with the Securities and Exchange Commission. The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the exercise price of the options. The Company's net earnings and earnings per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123.

                                               Three Months Ended                 Nine Months Ended
                                                  September 30,                     September 30,
                                               2003            2002              2003           2002
                                             ----------------------           --------------------------
         Net earnings:

         As reported...................      3,424,965         2,192,868       7,392,315       4,877,709
         Pro forma.....................      2,941,491         1,655,559       5,834,222       3,265,781

         Basic earnings per share:
         As reported...................     $     0.45        $    0.31       $    1.00       $     0.70
         Pro forma.....................     $     0.38        $    0.23       $    0.79       $     0.47

         Diluted earnings per share:
         As reported...................     $     0.42        $    0.30       $    0.93       $     0.66
         Pro forma.....................     $     0.36        $    0.23       $    0.74       $     0.44

         The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees. In accordance with the requirements of SFAS 123, the fair value of each option grant was estimated on the date of grant using a binomial option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: no dividend yield for all years; expected volatility of 75% for 2003 and 2002; risk-free interest rates of 3% in 2003 and 2002; and expected holding periods of three and five years in 2003 and 2002, respectively.

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

         The disclosure requirements of this Interpretation are effective for financial statements for fiscal years ending after December 15, 2002, and did not have a material effect on the Company's financial statements. The initial recognition and measurement provisions are effective prospectively for guarantees issued or modified on or after January 1, 2003, which should not have a material effect on the Company's financial statements.

         In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has adopted EITF 00-21 effective June 15, 2003. The adoption of EITF 00-21 had no impact on the Company's financial position or results of operations.

         In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity be classified as liabilities in statements of financial position. Most of the guidance in SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not and is not expected to have a material impact on our financial condition, results of operations, and cash flows.

NOTE 3.   ACQUISITIONS
----------------------

         For the year ended December 31, 2002 and the nine months ended September 30, 2003, our acquisitions consisted of the following:

         o Our March 2002 acquisition of Anapharm Inc., a Quebec City, Canada based provider of Phase I clinical trial and bioanalytical laboratory services primarily to generic drug companies, for which we paid approximately $26.7 million in cash, and issued 167,375 shares of common. Additionally, key Anapharm employees received a total of 110,000 stock options exercisable at $23.97 per share;

         o Our September 2002 acquisition of the assets of New Drug Services, Inc. ("NDS"), a Kennett Square, Pennsylvania provider of early clinical drug development, biostatistical, data management and consulting services to the pharmaceutical and biotechnology industries, for which we paid approximately $8.0 million in cash and issued 234,060 shares of the Company's common stock. Additionally, NDS is entitled to receive up to an aggregate of $7.3 million in earn-out payments contingent on agreed annual pre-tax income targets over the three 12 month periods beginning on October 1, 2002. We also agreed to make payments of $225,000 per year for three years to certain shareholders of NDS, of which $225,000 was paid in September 2003 and $225,000 remains to be paid in each of September 2004 and 2005. We did not achieve the stipulated earnings targets that would have required us to pay NDS the balance of the potential earn-out for the first 12-month period. NDS may still earn the full $7.3 million during the remaining two years of the earn-out. Any earn-out payments due are payable to NDS no later than November 30 in each of 2004 and 2005;


         o Our March 2003 acquisition of substantially all of the common stock of SynFine Research Inc., an Ontario corporation, a provider of chemical synthesis products used by bioanalytical laboratories, for which we paid $1.6 million in cash.

         o Our July 2003 acquisition of the remaining 51% of Danapharm which Anapharm did not own, for which we paid an initial amount of approximately $480,000 consisting of $336,000 in cash and our issuance of 8,142 shares of common stock, with additional consideration of approximately $1.12 million comprised of approximately $785,000 in notes payable and our issuance of 19,004 shares of common stock payable in four equal payments over the next four years. Danapharm is a London, Ontario-based Phase III clinical trials management company; and

         o Our August 2003 acquisition of CP, a Miami, Florida company specializing in Phase I clinical trials, as well as CPI, for which we paid approximately $7.5 million in cash and issued 443,072 shares of common stock. Of such amounts, we have deposited approximately $1.0 million and 54,000 shares of common stock in escrow for subsequent delivery to the sellers over the next three years. In addition, the shareholders of CP will have an opportunity during the three 12-month periods ending June 30, 2004, 2005 and 2006, respectively, to earn up to an aggregate of $9.0 million in additional consideration, one-half payable in cash and one-half in common stock, based upon attaining agreed revenue milestones.

         UNAUDITED PRO FORMA RESULTS

         Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the 2002 and 2003 acquisitions were as follows for the three and nine month periods ended September 30, 2003 and September 30, 2002 as if the business combinations had occurred at the beginning of each period presented. The pro forma results do not include the operations of SynFine as this acquisition did not have a material impact on the Company's consolidated operations.

                                        Three Months Ended               Nine Months Ended
                                           September 30                      September 30
                                       2003              2002            2003             2002
                                    ---------         ---------        ---------        ---------
         Net revenue               29,782,773        21,623,891       76,263,588       58,650,932
         Net earnings               3,550,535         3,007,249        8,386,539        7,247,036
         Earnings per share
         - basic                  $      0.45       $      0.39      $      1.08      $      0.94
         Earnings per share
         - diluted                $      0.42       $      0.38      $      1.01      $      0.89

         The pro forma data is provided for information purposes only and does not purport to be indicative of results which actually would have been obtained if the combinations had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

NOTE 4.   GOODWILL AND INTANGIBLE ASSETS
----------------------------------------

         In connection with adopting SFAS 142, the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company's intangible assets subject to amortization are approximately as follows:

                                            September 30, 2003                        December 31, 2002
                                            ------------------                        -----------------
                                     Weighted
                                     Average       Gross                            Gross
                                      Life       Carrying      Accumulated        Carrying      Accumulated
                                     Years        Amount       Amortization        Amount       Amortization
                                    --------    ----------    -------------      ----------       ---------
         Methodologies                  4       $1,721,000    $  (734,000)       $1,721,000       $(377,000)
         Employment
         Agreement                      5        1,140,000       (272,000)          590,000        (162,000)
         Subject Database               4          900,000       (338,000)          900,000        (169,000)
         Customer backlog               1          790,000       (373,000)          290,000        (130,000)
                                                ----------    -----------        ----------       ---------
                                                $4,551,000    $(1,717,000)       $3,501,000       $(838,000)
                                                ==========    ===========        ==========       =========


         Amortization expense for intangible assets during the three and nine month periods ended September 30, 2003 was approximately $333,000 and $929,000, respectively, and $235,000 and $513,000 for the three and nine month periods ending September 30, 2002, respectively. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

                               2003                      $1,241,000
                               2004                       1,227,000
                               2005                         835,000
                               2006                         235,000
                               2007                         110,000
                                                         ----------
                                                         $3,648,000
                                                         ==========

         As of September 30, 2003, all intangible assets except goodwill were subject to amortization expense.

         The Company assesses its goodwill for impairment annually as of the 1st of January of each year. No impairment was recorded in 2003 or 2002.

NOTE 5. SUBSEQUENT EVENTS
-------------------------

         On November 5, 2003, the Company completed a public offering of its common stock, pursuant to which the Company sold 2,000,000 shares of common stock at a price of $29.50 per share. In addition, as part of the offering, certain selling stockholders, including executive officers of the Company, offered 328,000 shares of the Company's common stock. Proceeds to the Company from the offering, net of underwriting discounts, were approximately $55,460,000 less offering expenses of approximately $1.2 million. The underwriters in the offering also have an option to purchase from the Company up to an aggregate of 349,200 additional shares of the Company's common stock to cover over-allotments, if any. The underwriters have until November 30, 2003 to exercise this option. The Company used the proceeds of the offering to repay approximately $9.2 million in outstanding debt under its existing bank credit facility, and intends to use the balance for selective acquisitions, general corporate purposes and working capital requirements.

         On October 24, 2003, we entered into an agreement to establish a Spanish company that will open a bioanalytical laboratory in Barcelona, Spain and provide services to the European market. We own 49% of the Spanish company and have an option to purchase an additional 2% of the entity at a future date. We estimate that our initial contribution will be approximately $354,000 or the equivalent thereof in local currency.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our financial statements and related notes appearing elsewhere in this Report on Form 10-Q. The following discussion and other information in this Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the

Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. In many cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate, "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors, as more fully discussed herein under the heading "Forward-Looking Statements" and in our prospectus dated October 31, 2003 filed with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We do not assume any obligation to update the forward-looking statements after the date hereof.

OVERVIEW

We are a contract research organization, providing a broad range of specialized drug development services to branded pharmaceutical, biotechnology and generic drug companies. We are a leading provider of early clinical development services, specializing primarily in the areas of Phase I and Phase II clinical trials and bioanalytical laboratory services. We also provide a range of complementary services to our clients, including early clinical pharmacology research, biostatistics and data management, and regulatory and drug submission as well as Phase III and Phase IV clinical trial management services in select therapeutic areas. Our clients include many of the largest pharmaceutical, biotechnology and generic drug companies in the world. We have conducted Phase I and Phase II clinical trials for many leading drugs, including Ambien, Celebrex, Claritin, Vioxx, Zithromax and Zoloft.

We operate five clinical trial facilities located in Miami and Ft. Myers, Florida and in Quebec City and Montreal in Canada. These facilities together account for 1,000 beds. Our 500-bed, 73,000-square foot Miami facility is our largest freestanding facility and, we believe, the largest Phase I and Phase II clinical trials facility in North America. Our Canadian facilities include approximately 310 beds and related bioanalytical and clinical laboratories. Our Canadian facilities primarily service the generic drug industry. We believe our strength in rapidly recruiting clinical trial participants and our ability to conduct high quality large clinical trials provide our clients with the opportunity to generate the data they require with fewer clinical trials. We believe this capability can help our clients to reduce their drug development lead times and makes us a desirable drug development services partner.

Our revenue consists primarily of fees earned for services performed under contracts with branded pharmaceutical, biotechnology and generic drug company clients. Typically, a portion of our contract fee is due upon signing of the contract, and the majority of the contract fee is generally paid in installments upon the achievement of certain agreed upon performance milestones. Our contracts are typically terminable immediately or after a specified period following notice by the client. These contracts usually require payment to us of expenses to wind down a study, payment to us of fees earned to date, and in some cases a termination fee. Historically, since most of our contracts have been Phase I and Phase II trials which are of short duration, we have not experienced any significant terminations of contracts in progress.

We record our recurring operating expenses in two primary categories, (1) direct costs, and (2) selling, general and administrative expenses. Direct costs consist primarily of participant fees and associated expenses, direct labor and benefits, facility costs, depreciation associated with facilities and equipment used in conducting trials, and other costs and materials directly related to contracts. Direct costs as a percentage of net revenue vary from period to period, due to the varying mix of contracts and services performed and to the percentage of revenue arising from our Canadian operations which have higher direct costs. Selling, general and administrative costs consist primarily of administrative payroll and overhead, advertising and public relations expense, legal and accounting expense, travel, depreciation and amortization related to amortizable intangibles.

The gross profit margins on our contracts vary depending upon the nature of the services we perform for our client. Gross margins for our Phase I and Phase II clinical trials and bioanalytical services generally tend to be higher than those for our Phase III trials management and other services that we perform. Within our Phase I and Phase II business, our gross profit margins are generally higher for trials which involve a larger number of participants, a longer period of study time and the performance of more tests. Gross margins for our services to branded drug clients generally tend to be higher than those for generic drug clients. In addition, our gross profit margins will vary based upon our mix of domestic and international business. Gross margin is calculated by subtracting direct costs from net revenue. Gross profit margin is calculated by dividing the gross margin by net revenue. We have made a number of acquisitions over the last several years that affect period to period comparability of our financial statements. For a discussion of these acquisitions, you should review the information presented in Note 3 to our Consolidated Financial Statements included in this Report.

Our Canadian operations, which primarily provide services to generic drug companies, have historically employed a higher relative number of research and development employees and incurred higher selling, general and administrative expenses as a percentage of revenue than our United States operations. The Canadian government subsidizes a portion of these additional expenses through tax credits. Under United States generally accepted accounting principles or GAAP, these credits are applied against income tax expense rather than against the underlying selling, general and administrative expenses or direct costs that generated the credit.

As a result of the acquisition of our Canadian operations, which occurred in March 2002, we expect our future effective tax rate to be generally lower as compared to our historical tax rate of 35.0% to 38.5% before the acquisition. Our future effective tax rate will be dependent on the amount of the tax credits we receive in connection with our Canadian operations and the relative contribution of our Canadian operations to our consolidated pre-tax income.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the applicable period. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that we believe to be reasonable under the circumstances. These estimates and our actual results are subject to known and unknown risks and uncertainties, including those discussed in the "Risk factors" section of our prospectus for our recent public offering dated October 31, 2003 and filed with the Securities and Exchange Commission.

We believe that the following are some of our most critical accounting policies:

REVENUE AND COST RECOGNITION

Revenue from contracts is generally recognized as services are performed on the percentage-of-completion method of accounting, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in revenue when the work is performed and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement.

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

Included as assets on our balance sheet are unbilled amounts included in accounts receivable, which represent revenue recognized in excess of amounts billed. Advance billings represent amounts billed in excess of revenue recognized, and are reflected as liabilities on our balance sheet.

ALLOWANCES FOR DOUBTFUL ACCOUNTS AND CHANGES IN CONTRACTS

Our allowance for doubtful accounts and our allowance for changes in contracts (such as reductions in scope) are based on our estimates of the creditworthiness of our clients, analysis of subsequent changes in contracts, analysis of delinquent accounts, the payment histories of the accounts and our judgment with respect to current economic conditions and, in our opinion, are each believed to be in an amount sufficient to respond to normal business conditions. We set reserves for clients based upon historical collection experience, and set specific reserves for clients whose accounts have aged significantly beyond this historical collection experience. Should business conditions deteriorate or any major client default on its obligations to us, this allowance may need to be significantly increased, which would have a negative impact upon our results of operations.

The allowance for changes in contracts is an estimate established through reductions to net revenue while the allowance for doubtful accounts is an estimate established through charges to selling, general and administrative expenses.

INCOME TAXES

Significant management judgment is required in developing our provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We evaluate quarterly our ability to realize our deferred tax assets and adjust the amount of our valuation allowance, if necessary. We operate within multiple taxing jurisdictions and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In our management's opinion, adequate provisions for income taxes have been made. Based on certain tax planning strategies relating to our Canadian operations, we believe that it is more likely than not that these tax credits will be realized and thus no valuation allowance is necessary. However, there is no assurance that the credits will be fully realized. These tax planning strategies include the shifting of income to our Canadian operations from other jurisdictions as well as the potential reduction of research and development employees.

IMPAIRMENT OF ASSETS

We review long-lived assets, and certain identifiable intangibles held and used, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of our intangible assets, we perform an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows.

In 2002, we began to perform an annual test for impairment of goodwill. This test is performed by comparing, at the applicable reporting unit level, the carrying value of goodwill to its fair value. We assess fair value based upon our best estimate of the present value of future cash flows that we expect to generate by an applicable reporting unit. The test performed for 2002 did not identify any instances of impairment. However, changes in expectations as to the present value of the reporting unit's future cash flows might impact subsequent year's assessments of impairment.

FOREIGN CURRENCIES

We derive a large portion of our net revenue from international operations. Our financial statements are denominated in U.S. dollars; thus, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect our results of operations and financial condition. Exchange rate fluctuations between foreign currencies and the U.S. dollar create risk in several ways, including the risk of translating revenue and expenses of foreign operations into U.S. dollars, known as translation risk, and the risk that we incur expenses in a currency other than that in which the contract revenue is paid, known as transaction risk. Gains and losses on foreign currency transactions are reported in results of operations, while translation adjustments are reported as a component of accumulated other comprehensive income within stockholders' equity.

RESULTS OF OPERATIONS

NET REVENUE

Net revenue increased from $17,483,334 for the three months ended September 30, 2002 to $29,078,652 for the three months ended September 30, 2003, and from $41,786,754 for the nine months ended September 30, 2002 to $70,232,241 for the nine months ended September 30, 2003, an increase of 66.3% and 68.1%, respectively. The increase for both the three and nine month periods is primarily attributable to the significant growth of SBFC's generic business at Anapharm, and Phase I and Phase II business at its Miami facility, and due to additional revenues from acquired entities.

For the three months ended September 30, 2003, the Company recorded a full quarter of revenue at its New Drug Service's location in Kennett Square compared to approximately one month of revenue in same period ended September 30, 2002. Additionally, for the period ended September 30, 2003 the Company recorded approximately a full quarter of revenue from Danapharm, and approximately two months of revenue at the former CP facility, compared to zero revenue in the same period during 2002.

On a pro forma basis, if the Company had owned all of its subsidiaries as of January 1, 2002, net revenue for the three and nine month periods ended September 30, 2003 increased approximately 37.7% and 30.0%, respectively, over the same three and nine month periods ended September 30, 2002. We believe that this pro forma comparison which is a non-GAAP financial measure, permits us to more accurately track our internal growth rate. We believe it is also meaningful to investors since the inclusion of the results of operations from our two 2002 acquisitions from their respective dates of acquisition does not provide a fair comparison of our results of operations between the two periods.

For the three and nine month periods ended September 30, 2003 net revenue from Canadian operations (in excess of 90% from Anapharm) included in total revenue, was $14,154,861, and $33,322,671, respectively.

DIRECT COSTS

Direct costs as a percentage of net revenue increased from 55.2% to 59.8% for the three months ended September 30, 2003 compared to the same period in the prior year. For the nine months ended September 30, 2003, direct costs as percentage of net revenue increased from 55% to 57.9% compared to the same period in 2002.

For the nine month period, the increase in direct costs is attributable to the inclusion of nine months of Phase III revenues for NDS compared to approximately one month in the prior year, and nine months of operations at Anapharm during 2003 compared to six and one-half months for the same period during 2002.

For the three month period ended September 30, 2003 the increase in direct costs compared to the same period in 2002 was attributable to the mix of contracts. Direct costs for our generic business in Canada and for our Phase III operations at NDS, which are higher than the direct costs for Phase I and Phase II business in the United States, represented a higher percentage of business for the three month period ended September 30, 2003 compared to the same period in 2002.

In the fourth quarter of 2003 (ending December 31, 2003), we expect that our United States Phase I and II business will account for a higher percentage of our revenue. This should result in a decrease in direct costs as a percentage of revenue.

GROSS PROFIT MARGINS

Gross profit increased from $7,830,565 to $11,682,557 for the three months ended September 30, 2003 and from $18,818,210 to $29,578,571 for the nine months ended September 30, 2003, an increase of 49.2% and 57.2% respectively from the corresponding periods in the prior year. As a percentage of net revenue, gross profit decreased to 40.2% from 44.8% for the three months ended September 30, 2003 and decreased to 42.1% from 45.0% for the nine months ended September 30, 2003 as compared to the corresponding periods in the prior year.

This decrease in our gross profit margins for the nine month period ended September 30, 2003 compared to the same nine month period in 2002 is primarily attributable to the inclusion of nine months of Phase III revenues for NDS compared to approximately one month in the prior year, and nine months of operations at Anapharm during 2003 compared to six and one-half months for the same period during 2002. Anapharm's gross profit margins are lower due to the nature of Anapharm's business in the competitive generic market where it employs a high number of research and development employees and incurs higher direct costs as a percentage of revenues than our United States operations. The

Canadian government subsidizes a portion of these additional expenses through tax credits. Under United States GAAP, these credits are applied against income tax expense rather than against the underlying direct cost that generated the credit. The overall impact on our operations is that the direct cost and selling, general and administrative expenses as a percentage of revenues will be permanently higher and our effective tax rate will be permanently lower than in the past. Our net income is not affected by this method. See "Pro Forma Disclosure."

Additionally the decrease in our gross margins for both the three and nine month periods is attributable to the mix of our contracts which changes from period to period. For the three months ended September 30, 2003, our generic business at Anapharm and our Phase III business at NDS and Danapharm which carry lower gross margins than our Phase I and Phase II business, represented a higher percentage of our contracts when compared to the same period ended September 30, 2002.

For the reason stated above under "Direct Costs," we expect that our gross profit margins will increase in the fourth quarter of 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased from $4,777,248 to $7,284,094 for the three months ended September 30, 2003 and from $12,363,767 to $20,331,372 for the nine months ended September 30, 2003, an increase of 52.5% and 64.4%, respectively, over the same periods in the prior year. As a percentage of net revenue, our SG&A expenses decreased from 27.3% to 25.0% for the three months ended September 30, 2003 and from 29.6% to 28.9% for the nine months ended September 30, 2003 as compared to the corresponding periods in the prior year.

The increase in total SG&A expenses for the three and nine month periods ended September 30, 2003 compared to the same periods of 2002 is primarily due to (i) our continuing increased sales and marketing efforts, (ii) the hiring of new personnel, increased depreciation and amortization expense and other expenses consistent with the growth of the Company, (iii) increased public company expenses and (iv) the inclusion of SG&A expense from acquired companies.

The decrease in SG&A expenses as a percentage of revenues for both the three and nine month period is primarily due to the growth of revenues relative to fixed costs.

INCOME TAX EXPENSE

The Company's effective tax rate for the three month period ended September 30, 2003 was 20.3% compared to 28.4% for the same three-month period ended September 30, 2002, respectively. The decrease in the effective tax rate for the three months ended September 30, 2003 compared to the prior year is due to the increase in profitability of Anapharm as a ratio of overall consolidated net income.

For the nine months ended September 30, 2003, the Company's effective tax rate was 18.4% compared to 26.5% for the same period in 2002. This decrease is primarily attributable to Anapharm's strong operating results as a ratio of overall consolidated net income and Anapharm's significantly lower tax rate, and due to the inclusion of Anapharm's lower tax rate for nine months during 2003 compared to six and one-half months during 2002. As described throughout this Report, Anapharm receives significant certain non-cash tax credits from the government of Canada for incurring research and development expenses. These credits lower the Company's effective tax rate. The Company expects the nature of Anapharm's business and the generation of significant tax credits to continue, however, there can be no assurance on the amount of these credits on a quarterly or annual basis.

Our future effective tax rate will be dependent on the amount of the credits Anapharm receives and Anapharm's relative contribution to our consolidated pre-tax income. For the remainder of 2003 we expect our effective tax rate to be between 25-28 %, and an annual rate of between 21-23% compared to the 2002 tax rate of 24% which included Anapharm's lower tax rate for nine and one-half months. The higher tax rate we anticipate for the balance of the year gives effect to the fact that our Phase I and II business in the United States historically is substantially stronger in the second half of the year, particularly in the fourth quarter. We expect this cyclical trend to continue.

Whenever commercially practical, we refer Phase I and Phase II studies and bioanalytical contracts to our Canadian operations benefit from the lower operating costs and lower tax rates in Canada, and the availability of tax credits. Excluding the impact of tax credits, our effective tax rate in Canada is approximately 33% compared to approximately 40% in the United States. There will be some practical limitations which prevent us from referring some studies to Anapharm including differing areas of expertise, the availability of a special population groups or client preferences on where the work should be performed.

NET EARNINGS

Net income increased from $2,192,868 to $3,424,965 for the three months ended September 30, 2003 and from $4,877,709 to $7,392,315 for the nine months ended September 30, 2003, an increase of 56.2% and 51.6%, respectively over the same periods in the prior year. On a fully diluted basis, our earnings per share increased from $0.30 to $0.42 for the three-month period ended September 30, 2003 and from $0.66 to $0.93 for the nine-month period ended September 30, 2003 as compared to the corresponding periods in the prior year. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from 7,311,041 to 8,227,141 for the three-month period ended September 30, 2003 and from 7,380,874 to 7,906,430 for the nine month period ended September 30, 2003 as compared to the corresponding period in the prior year.

Since January 1, 2002, there has been a significant increase in the number of shares outstanding. On March 18, 2002, we issued 167,375 shares related to the acquisition of Anapharm. On September 6, 2002, we issued 234,060 shares related to the acquisition of NDS. During the year ended December 31, 2002, we issued 336,927 shares as a result of option and warrant exercises and repurchased 204,300 shares on the open market. On July 7, 2003, we issued 27,146 shares related to the acquisition of Danapharm. On August 4, 203, we issued 443,072 shares related to the acquisition of CP. During the nine months ended September 30, 2003, we issued 276,434 shares as a result of option and warrant exercises and repurchased 2,479 shares on the open market. Additionally during 2003, our stock price increased significantly causing an increase in the dilutive effect of all options outstanding.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2003, net cash provided by operating activities was $3,320,631 in contrast to $2,826,283 of net cash provided by operations for the corresponding period in 2002. The change is primarily attributable to the increase in net earnings and depreciation and amortization resulting from the growth of our business, offset by a substantial increase in our accounts receivable and decrease in accounts payable.

For the nine months ended September 30, 2003, net cash used in investing activities was $13,153,827 compared to $32,596,579 used in investing activities for the corresponding period in 2002. The decrease is primarily attributable to the use of approximately $22,000,000 of net cash to acquire Anapharm in March 2002 and the use of approximately $7,200,000 to acquire NDS in September 2002 as compared to approximately $1,600,000 of net cash used to acquire SynFine Research in March 2003, approximately $336,000 of net cash used to acquire Danapharm in July 2003, approximately $7,500,000 of net cash used to acquire CP and CPI in August 2003 and approximately $1,200,000 used to pay an earn-out from our March 2000 acquisition of a Charlotte, North Carolina Phase III business.

For the nine months ended September 30, 2003, net cash provided by financing activities was $10,720,059 as compared to net cash used in financing activities of $475,847 in the corresponding period of 2002. The increase is primarily attributable to drawing down $10,300,000 from our bank credit facility (the "Credit Facility") with Wachovia Bank National Association ("Wachovia") and an increase in proceeds of approximately $1,960,000 relating to stock options and warrants exercised in 2003 from approximately $1,296,000 during the same period in 2002, offset by approximately $1,260,000 of cash used to purchase treasury shares in 2002.

We entered into the Wachovia Credit Facility on September 16, 2002. The Credit Facility is secured by substantially all of our assets, including the common stock and assets of our subsidiaries. In addition, all of our subsidiaries are guarantors under the Credit Facility. Initially it was a $10.0 million facility, but it was amended by Wachovia on July 30, 2003 and increased to $15.0 million on substantially the previously existing terms.

In order to fund the August 2003 purchase price of CP and CPI, including transaction costs, the Company borrowed an additional $8.0 million under the Credit Facility. Sums borrowed under the Credit Facility can be prepaid without penalty. On November 6, 2003, we repaid the Credit Facility, which had a balance outstanding of $9,233,334, using proceeds from our October 31, 2003 public offering. One of the other primary purposes of our public offering was to provide capital for future acquisitions. Additionally, we may use our Credit Facility again to finance acquisitions as it provides that we can borrow up to $8.0 million to finance acquisitions, subject to Wachovia's approval, and $7.0 million for working capital. We are evaluating and expect to continue to evaluate and engage in discussions regarding acquisitions, some of which could be significant. However, we currently have no definitive agreements or binding commitments to make any future acquisitions.

As of November 10, 2003 we had approximately $56 million in cash on hand. Based upon our cash balances and our estimated future positive cash flows from operations, we believe we have enough working capital to meet our operational needs within the next 12 months. If we consummate any additional acquisitions, we expect to use our existing cash, our Credit Facility and, if necessary, obtain additional debt or equity financing. Except for the possibility of the underwriters exercising their over-allotment option and issuing stock related to potential earn-outs described in "Commitments" below or a potential accretive acquisition, should one arise, we do not anticipate issuing any of our common stock during the next 12 months.

COMMITMENTS

NDS EARN-OUT

We may be required to pay NDS up to $7.3 million as an earn-out based upon agreed annual pre-tax income targets over the three 12 month periods beginning on October 1, 2002. We are also required to pay certain shareholders of NDS an aggregate of $225,000 in September 2003 (which has been paid) and $225,000 in each of September 2004 and 2005. To the extent earned, up to approximately $2.0 million of the $7.3 million could become payable through the issuance of our common stock. The earnings test for the first year was not met. NDS may still earn the full $7.3 million during the remaining years of the earn-out.

CP EARN-OUT

Based upon the future revenue of our Phase I and Phase II businesses (which include CP), during the 12 month periods ending June 30, 2004, 2005, and 2006, respectively, we may be required to pay the shareholders of CP up to an aggregate of $9.0 million as an earn-out, subject to a $4.0 million annual limitation, one-half payable in cash and one-half payable in shares of our common stock.

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

In September 2003, we paid $100,000 to Dr. Michael Adams, president of SFBC New Drug Services, Inc.. This payment was part of the $225,000 aggregate payment we are required to pay to certain shareholders of NDS in each of September 2003 (which has been paid), 2004 and 2005. These payments are treated as non-refundable credits towards future earn-out payments that were negotiated in connection with our acquisition of NDS in September 2002. He will receive at least an additional $100,000 in each of September 2004 and 2005.

In conjunction with our August 2001 acquisition of KeyStone Analytical, Inc. (now SFBC Analytical, Inc.) we entered into a five-year employment agreement with Dr. Allan Xu, who was previously the present and an approximately 38% stockholder of KeyStone Analytical and who became president of our SFBC Analytical subsidiary. The employment agreement provides Dr. Xu with various benefits, including, among others, a loan in the original amount of $1.0 million (with a current principal balance of $600,000) nominally repayable in equal installments of $200,000 plus interest on each August 20th commencing in 2002. The loan is secured by some of the common stock we issued to Dr. Xu in connection with the acquisition. However, as long as Dr. Xu remains employed with us, we have agreed to forgive the corresponding installment due on each applicable installment date over the five-year term.

We paid all of the expenses of our recent offering, except for the underwriting discounts. The selling stockholders, all of whom are executive officers of the Company, did not pay any offering expenses. However, we and the selling stockholders each paid a pro rata portion (relative to the shares sold) of the underwriting discounts in the offering.

FORWARD-LOOKING STATEMENTS

The statements in this Report relating to our expectations about our mix of business in the fourth quarter, our gross margins, our not incurring future foreign currency losses, future Canadian tax credits in the fourth quarter and tax rates, and the nature of Anapharm's business and its continued generation of tax credits, the Company's effective future tax rates, the possibility of future dilution, the adequacy of our working capital, future acquisitions, the payment of future earn-outs, and the repurchase of our common stock, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally, words such as "expects," "anticipates," "intends," "believes," "will" and similar words are used to identify forward-looking statements within the meaning of the Act.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) an unanticipated decision to make an acquisition of a substantially larger competitor, which would require us to re-allocate our intended uses of our cash resources; (2) our ability to successfully implement our plans for operational and geographical expansion; (3) our ability to successfully achieve and manage the technical requirements of specialized clinical trial services, while maintaining compliance with applicable rules and regulations; (4) our ability to compete nationally in attracting pharmaceutical companies in order to develop additional business; (5) our continued ability to recruit participants for clinical studies; (6) the economic climate nationally and internationally as it affects drug development operations, (7) our ability to integrate and absorb our most recent acquisition and any future acquisitions into our current operational structure, (8) the changing mix of, and the amount contracts and laboratory services offered, (9) future legislation in Canada which may affect our ability to continue to generate tax credits at Anapharm to lower the effective tax rate,
(10) our future stock price, and (11) a variety of economic factors that may affect the relative values of the United States and Canadian currencies as well as the results of any hedging strategies should we employ such strategies.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see our prospectus dated October 31, 2003 we filed with the Securities and Exchange Commission.

PRO FORMA DISCLOSURE

The following table reflects our actual results of operations for the three and nine months ended September 30, 2003, and our pro forma results of operations for the same periods. The pro forma adjustments reflect the application of $970,290 and $2,405,301, respectively for the three and nine month periods ended September 30, 2003 in Canadian tax credits, to the costs which generated the credit. Under United States generally accepted accounting principles or GAAP, the tax credits are required to be applied as a credit to "Income tax expense" on our income statement. As a result, in our financial statements net income before taxes is reduced by the amount of all of the direct costs and selling, general and administrative expenses. Under the pro forma approach, we reduce the expenses which generated the credit by the amount of the credit, and increase income tax expense by a corresponding amount. The end result under the pro forma approach is that our direct costs and selling, general and administrative expenses are lower, and our income tax expense is higher. Net income is identical under both the actual and pro forma approaches.

This unaudited pro forma presentation, which is not in conformity with GAAP, assists our management in comparing our operating margins and income tax rates to those of other companies in our sector. For this reason, we believe the pro forma table is useful to investors, but it is presented only for informational purposes and should not be considered as a substitute for our GAAP results.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
SELECTED UNAUDITED PRO FORMA QUARTERLY AND YEAR-TO-DATE DISCLOSURES
FOR THE THREE AND NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003 (all in US$)

RECAST PRO FORMA INCOME STATEMENT TO REFLECT THE IMPACT
-------------------------------------------------------
OF CANADIAN TAX CREDITS
-----------------------

                                                                                              ADJUSTED
                                                                                             PRO FORMA
                                                                                              INCOME
                                                                                CANADIAN     REFLECTING
                                                       REPORTED                   TAX         CANADIAN
                                                        ACTUAL                   CREDIT      TAX CREDITS
                                                      RESULTS FOR              RECLASS. FOR    FOR THE
                                                      THE THREE                 THE THREE       THREE
                                                     MONTH PERIOD              MONTH PERIOD MONTH PERIOD
                                                        ENDED                     ENDED        ENDED
                                                       9/30/03                   9/30/03      9/30/03
                                                     ------------              ----------   ------------
                                                                                   (A)          (B)
Net revenue                                          $ 29,078,652 100.0%                    $ 29,078,652  100.0%

Costs and expenses
     Direct costs                                      17,396,095  59.8%       $ (840,580)    16,555,515   56.9%
     Selling, general and administrative expenses       7,284,094  25.0%         (129,710)     7,154,384   24.6%
                                                     ------------              -------------------------
         Total costs and expenses                      24,680,189  84.9%         (970,290)    23,709,899   81.5%
         Earnings from operations                       4,398,463  15.1%          970,290      5,368,753   18.5%
Other income (expense)
     Interest income                                       26,469                                 26,469
     Interest expense                                    (126,418)                              (126,418)
                                                     ------------              -------------------------
         Total other income (expense)                     (99,949)                     --        (99,949)
                                                     ------------              -------------------------
         Earnings before taxes                          4,298,514                 970,290      5,268,804
Income tax expense                                        873,549  20.3%          970,290      1,843,839   35.0%
                                                     ------------              -------------------------
                                                                                          ----------------
Net earnings                                         $  3,424,965  11.8%       $       --   $  3,424,965   11.8%
                                                     ============              =========================
Earnings per share
     Basic                                           $       0.45                           $       0.45
                                                     ============                           ============
     Diluted                                         $       0.42                           $       0.42
                                                     ============                           ============
Shares used in computing earnings per share
     Basic                                              7,669,132                              7,669,132
                                                     ============                           ============
     Diluted                                            8,227,141                              8,227,141
                                                     ============                           ============

                                                                                              ADJUSTED
                                                                                             PRO FORMA
                                                                                              INCOME
                                                                              CANADIAN       REFLECTING
                                                      REPORTED                  TAX           CANADIAN
                                                       ACTUAL                  CREDIT        TAX CREDITS
                                                     RESULTS FOR             RECLASS. FOR      FOR THE
                                                       THE NINE                THE NINE         NINE
                                                     MONTH PERIOD            MONTH PERIOD   MONTH PERIOD
                                                        ENDED                    ENDED          ENDED
                                                       9/30/03                  9/30/03        9/30/03
                                                                                  (A)            (B)
                                                     ------------            ------------   ------------
Net revenue                                          $ 70,232,241 100.0%                    $ 70,232,241  100.0%

Costs and expenses
     Direct costs                                      40,653,670  57.9%     $ (2,026,078)    38,627,592   55.0%
     Selling, general and administrative expenses      20,331,372  28.9%     $   (379,223)    19,952,149   28.4%
                                                     ------------            ---------------------------
         Total costs and expenses                      60,985,042  86.8%       (2,405,301)    58,579,741   83.4%
         Earnings from operations                       9,247,199  13.2%        2,405,301     11,652,500   16.6%
Other income (expense)
     Interest income                                      116,155                                116,155
     Interest expense                                    (303,439)                              (303,439)
                                                     ------------            ---------------------------
         Total other income (expense)                    (187,284)                     --       (187,284)
                                                     ------------            ---------------------------
         Earnings before taxes                          9,059,915               2,405,301     11,465,216
Income tax expense                                      1,667,600  18.4%     $  2,405,301      4,072,901   35.5%
                                                     ------------            ---------------------------
Net earnings                                          $ 7,392,315  10.5%     $         (0)  $  7,392,315   10.5%
                                                     ============            ===========================
Earnings per share
     Basic                                           $       1.00                           $       1.00
                                                     ============                           ============
     Diluted                                         $       0.93                           $       0.93
                                                     ============                           ============
Shares used in computing earnings per share
     Basic                                              7,373,888                              7,373,888
                                                     ============                           ============
     Diluted                                            7,906,430                              7,906,430
                                                     ============                           ============

(A) The Canadian government encourages R&D activities by partially offsetting their costs through tax credits. Under U.S. generally accepted accounting principles ("GAAP") these credits are applied against "Income tax expense" on the income statement rather than against the underlying "Direct costs" or Selling, general and administrative expenses" that generated the credit. The Company's current statutory rate on profits for U.S. operations is approximately 40%. The statutory tax rate in Quebec Province in Canada where SFBC operates is approximately 33% (before the application of the tax credits).

(B) During the three and nine-month periods ended September 30, 2003, Anapharm generated $970,290 and $2,405,301, respectively, in tax credits. This column shows the pro-forma impact on SFBC's operating results and ratios if these credits were applied against the underlying expense line items that generated the credit rather than applying the credits against "Income tax expense". SFBC believes that the above pro forma presentation, which is not in conformity with GAAP, assists its management in comparing its operating margins and income tax rates to those of other companies in its sector. For this reason, SFBC believes that the pro forma table is useful to investors, but it is presented for informational purposes and should not be considered as a substitute for its GAAP results.

NET REVENUE BY GEOGRAPHIC REGION
--------------------------------

                                                      THE THREE               THE NINE
                                                     MONTH PERIOD            MONTH PERIOD
                                                         ENDED                   ENDED
                                                        9/30/03                 9/30/03
                                                     ------------            ------------
Net revenue from Canadian operations                 $ 14,154,861            $ 33,322,671
Net revenue from U.S. operations                       14,923,791              36,909,570
                                                     ------------            ------------

Total for the period ended September 30, 2003        $ 29,078,652            $ 70,232,241
                                                     ============            ============

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in some of our financial instruments. These instruments are carried at fair value on our financial statements. We are subject to currency risk due to our Canadian operations. We are also subject to interest rate risk on our credit facility if we borrow under it as described below. We have not entered into market risk sensitive instruments for trading purposes.

MARKET RISK

In 2002, we purchased certain debt securities. We classify our investments in debt securities as available-for-sale in accordance with Statement No. ("SFAS") 115, "Accounting for Certain Investments in Debt Management's discussion and analysis of financial condition and results of operations and Equity Securities." Investments classified as available-for-sale are carried at fair value based on quoted market prices. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive earnings, net of applicable deferred income taxes. As of September 30, 2003, the unrealized gain on investments in marketable securities was insignificant. Cost is determined on the actual purchase price of the marketable security for determining realized gains and losses. In the first nine months of 2003, there were no realized gains or losses.

Financial instruments that potentially subject us to credit risk consist principally of trade receivables. We perform services and extend credit based on an evaluation of the client's financial condition without requiring collateral. Exposure to losses on receivables is expected to vary by client due to the financial condition of each client. We monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. Additionally, we, from time to time, maintain cash balances with financial institutions in amounts that exceed federally insured limits.

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, and notes payable. At September 30, 2003, the fair value of these instruments approximates their carrying amounts.

CURRENCY RISK

At our Canadian operations where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the applicable reporting period. Revenue and expenses of our Canadian operations is translated at the average exchange rate during the period. The aggregate effect of translating the financial statements of our Canadian operations is included in a separate component of stockholders' equity entitled "Accumulated Other Comprehensive Earnings." For the quarter ended September 30, 2003, we had a net gain from foreign currency transactions of $143,000 and for the nine months ended September 30, 2003, we had a net gain of $99,000. Currency translation risks arise primarily from our Canadian operations. We currently do not hedge our foreign currency risks.

INTEREST RATE RISK

On September 16, 2002, we entered into a $10.0 million Credit Facility with Wachovia, which was expanded to $15.0 million on July 30, 2003. The interest rate on this Credit Facility is LIBOR based and variable. As of September 30, 2003, our average interest rate on the entire Credit Facility was 3.5%. This Credit Facility enables us to borrow for general working capital purposes and for the purpose of financing acquisitions of companies in related industries. Borrowings under this Credit Facility are secured by substantially all of our assets, including the common stock and assets of our subsidiaries. In addition, all of our subsidiaries are guarantors under the Credit Facility. As of September 30, 2003, we had borrowed approximately $9.5 million on this Credit Facility. We repaid the outstanding balance of the Credit Facility on November 6, 2003.

ITEM 4.

CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of September 30, 2003, we performed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to SFBC and its consolidated subsidiaries required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be met.

(b)  Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES

During the nine months ended September 30, 2003, we issued shares of our common stock to the following individuals upon the cashless exercise of options or warrants which were not covered by an effective registration statement but were exempt under Section 4(2) of the Securities Act of 1933:

DATE                NAME                 NUMBER OF SHARES            CONSIDERATION
----                ----                 ----------------            -------------
2/18/03          Andrew Dorman                  2,813                cancellation of 10,000 options to
                                                                     purchase shares

6/26/03          Andrew Dorman                  1,690                cancellation of 5,000 options to
                                                                     purchase shares

7/9/03           Andrew Dorman                  1,788                cancellation of 4,000 options to
                                                                     purchase shares

8/20/03          Andrew Dorman                  8,340                cancellation of 14,333 options to
                                                                     purchase shares

8/20/03          Jack P. Kanouff                11,436               cancellation of 20,000 options to
                                                                     purchase shares

8/20/03          Ellen Brous                    16,843               cancellation of 465 options to
                                                                     purchase warrants; and
                                                                     cancellation of 16,042 warrants to
                                                                     purchase shares

8/25/03          Jack P. Kanouff                5,088                cancellation of 10,000 options to
                                                                     purchase shares

8/25/03          Andrew Dorman                  8,471                cancellation of 230 options to
                                                                     purchase warrants; and
                                                                     cancellation of 7,949 warrants to
                                                                     purchase shares

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

         (b) REPORTS ON FORM 8-K.

         On August 19, 2003, we filed a Form 8-K pertaining to the acquisition of CP and CPI by SFBC Miami pursuant to an Acquisition Agreement dated August 4, 2003.

         On September 25, 2003, we filed an amendment to the Form 8-K filed on August 19, 2003, containing pro forma financial statements of the combined entities, as required by the Securities Act of 1933, as amended.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 14, 2003 by the undersigned, thereunto duly authorized.

                                      SFBC INTERNATIONAL, INC.

                                      /s/ Arnold Hantman
                                      ----------------------------------
                                      Arnold Hantman, Chief Executive Officer

                                      /s/ David Natan
                                      ----------------------------------
                                      David Natan, Chief Financial Officer