Form 10-K
period 2003-12-31
SFBC INTERNATIONAL INC
filed 2004-03-15
CIK 1089542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number: 1-16119

SFBC International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	59-2407464
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11190 Biscayne Blvd., Miami, FL 33181

(Address of principal executive offices) (Zip code)

(305) 895-0304

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b2 of the Act). ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $102,321,409 as of June 30, 2003 computed using the closing price of the common stock of the Company, par value $.001 per share, as listed on the National Market System of the Nasdaq Stock Market on the aforementioned date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 10,012,105 shares of common stock were outstanding as of March 8, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be held on June 7, 2004, and to be filed within 120 days after the registrant’s fiscal year ended on December 31, 2003 are incorporated by reference into Part III of this Report.

SFBC INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2003

ii

PART I

ITEM 1.

BUSINESS.

General

We are a contract research organization, providing a broad range of specialized drug development services to branded pharmaceutical, biotechnology and generic drug companies. We are a leading provider of early clinical development services, specializing primarily in the areas of Phase I and Phase II clinical trials and bioanalytical laboratory services. We also provide a range of complementary services to our clients, including early clinical pharmacology research, biostatistics and data management, and regulatory and drug submission as well as Phase III and Phase IV clinical trial management services in select therapeutic areas. Our clients include many of the largest branded pharmaceutical, biotechnology and generic drug companies in the world. We have conducted Phase I and Phase II clinical trials for many leading drugs, including Ambien, Celebrex, Claritin, Vioxx, Zithromax and Zoloft. Through both organic growth and acquisitions, our revenue has grown from approximately $4.3 million in 1997 to $103.9 million in 2003.

We operate five clinical trial facilities located in Miami and Ft. Myers, Florida and in Quebec City and Montreal in Canada. These facilities together account for 1,010 beds. Our 538-bed Miami facility is our largest freestanding facility and, we believe, the largest Phase I and Phase II clinical trials facility in North America. With our very recent purchase of the building comprising our Miami facility, we will expand its capacity to 160,000 square feet and cease operations at the Clinical Pharmacology of Florida, Inc. (“Clinical Pharmacology”) 15,000 square foot facility over the next year. Our Canadian facilities include approximately 282 beds and related bioanalytical and clinical laboratories. Our Canadian facilities primarily service the generic drug industry. We believe our strength in rapidly recruiting clinical trial participants and our ability to conduct large, high quality clinical trials provide our clients with the opportunity to generate the data they require using fewer clinical trial sites. We believe this capability can help our clients to reduce their drug development lead times and makes us a desirable drug development services partner.

We have developed and currently maintain extensive databases of available individuals who have indicated an interest in participating in our future trials. Our databases enable us to contact and enroll trial participants quickly and to initiate clinical trials without having to go through a lengthy and costly advertising process to recruit participants. We further differentiate ourselves from our competitors based on our ability to recruit specialized populations for difficult-to-recruit clinical trials. We have expertise and experience in recruiting for and conducting trials involving the following special populations:

●

Cardiac;

●

Dermatologic;

●

Diabetic;

●

Geriatric;

●

Hepatic (liver disease);

●

HIV positive;

●

Neurologic;

●

Ophthalmologic;

●

Pediatric;

●

Post-menopausal;

●

Pulmonologic; and

●

Renal (kidney disease).

We believe the greatest opportunity to leverage our core Phase I and Phase II clinical trials business exists in offering our clients a range of complementary services. We believe that these added capabilities can expedite the drug development process for our clients, provide our clients with a comprehensive service offering, and provide us with significant cross-selling opportunities. Our facilities include, in addition to our clinical trials facilities, bioanalytical laboratories in Quebec City, Canada and in Philadelphia, Pennsylvania, state-of-the-art clinical laboratories in Miami, Florida and in Montreal, Canada, a data management and biostatistical facility in Kennett Square, Pennsylvania, and Phase II through Phase IV clinical trials management operations at several of our locations.

We are a Delaware corporation. We and our predecessor have been providing drug development services since 1984. Commencing with our first acquisition in March 2000, we have grown rapidly through strategic acquisitions of related businesses which have broadened our range of services as well as through internal growth. Our acquisitions to date have consisted of the following:

●

Our March 2000 acquisition of our Charlotte, North Carolina clinical trials management business, for which we paid an initial amount of approximately $600,000. We also paid $1.2 million as an earn-out payment in June 2003;

●

Our February 2001 acquisition of our Ft. Myers, Florida Phase I and Phase II clinical trials business, for which we paid approximately $600,000 plus the assumption of the outstanding trade liabilities of the seller;

●

Our August 2001 acquisition of a bioanalytical laboratory located in Philadelphia, Pennsylvania, for which we paid approximately $2.9 million in cash and issued 178,035 shares of common stock;

●

Our March 2002 acquisition of Anapharm Inc., a Quebec City, Canada based provider of Phase I clinical trial and bioanalytical laboratory services primarily to generic drug companies, for which we paid approximately $26.7 million in cash and issued 167,375 shares of common stock. Additionally, key Anapharm employees received a total of 110,000 stock options exercisable at $23.97 per share;

●

Our September 2002 acquisition of the assets of New Drug Services, Inc. (“NDS, Inc.”), a Kennett Square, Pennsylvania provider of early clinical drug development, biostatistical, data management and consulting services to the pharmaceutical and biotechnology industries, for which we paid approximately $8.0 million in cash and issued 234,060 shares of common stock. Additionally, NDS, Inc. was entitled to receive up to $7,325,000 in earn-out payments contingent on agreed annual pre-tax income targets over the three 12 month periods beginning on October 1, 2002. We also agreed to make payments of $225,000 per year for three years to certain shareholders of NDS, Inc., of which $225,000 was paid in September 2003. We recently agreed to pay NDS, Inc. $400,000 in exchange for reducing the contingent earn-out by $892,734 from the prior sum of $7,325,000. The new maximum contingent earn-out is $6,432,266. In addition, we agreed to prepay $150,000 to a shareholder of NDS, Inc., which represents an advance of the final two guaranteed payments of $75,000 each due to him. This reduced the two remaining annual guaranteed installments to $150,000 each. We did not achieve the stipulated earnings targets that would have required us to pay NDS, Inc. the balance of the potential earn-out for the first 12-month period ended September 30, 2003. NDS, Inc. may still earn the full approximately $6.4 million during the remaining two years of the earn-out. Any earn-out payments due are payable to NDS, Inc. no later than November 30 in each of 2004 and 2005;

●

Our March 2003 acquisition of Synfine Research Inc., a provider of chemical synthesis products used by bioanalytical laboratories, for which we paid approximately $1.6 million in cash;

●

Our July 2003 acquisition of the remaining 51% of Danapharm Clinical Research, which our Canadian operations did not own, for which we paid approximately $1.6 million comprised of (i) U.S. $336,000 in cash, (ii) our issuance of 8,142 shares of common stock delivered to the sellers, (iii) Canadian $1,057,000 in notes payable and (iv) our issuance of 19,004 shares of common stock (currently held in escrow). We will pay the notes and deliver the common stock held in escrow in four annual installments beginning in July 2004. Danapharm is a London, Ontario-based Phase III clinical trials management company;

●

Our August 2003 acquisition of Clinical Pharmacology, a Miami, Florida company specializing in Phase I clinical trials, for which we paid approximately $7.5 million in cash and issued 443,072 shares of common stock. Of such amounts, we have deposited approximately $1.0 million in cash and 54,000 shares of common stock in escrow for subsequent delivery ratably in six month increments to the sellers over the next three years. On February 1, 2004, approximately $166,667 in cash and 9,000 shares were released from escrow to the sellers. In addition, the shareholders of Clinical Pharmacology will have an opportunity during the three 12-month periods ending June 30, 2004, 2005 and 2006, respectively, to earn up to an aggregate of $9.0 million in additional consideration, one-half payable in cash and one-half in common stock, based upon attaining agreed revenue milestones; and

●

In October 2003, we entered into an agreement to establish a Spanish company (“SFBC Anapharm Europe”) that has opened a bioanalytical laboratory in Barcelona, Spain and has begun providing services to the European market. Through a wholly-owned Dutch subsidiary, we own 49% of SFBC Anapharm Europe and have an option to purchase an additional 2% of the entity at a future date. Our capital contribution was approximately $20,000, and we have loaned the Spanish company approximately $450,000.

Amounts paid as listed above do not include transaction costs, such as investment banking, legal and accounting fees, substantially all of which were capitalized.

The following chart summarizes our growth through acquisitions:

Date of Transaction	Nature of Current Business	Location	Number Of Beds	On Site Central Clinical Laboratory

1984 (formation)	Clinical Trials — Phase I – II and executive offices	Miami, Florida	538	Yes
March 2000	Phase II – IV Clinical Trials Management	Charlotte, North Carolina	N/A	N/A
	Sales office	Lake Wylie, South Carolina	N/A	N/A
February 2001	Clinical Trials — Phase I – IV	Ft. Myers, Florida	120	N/A
	Administrative office	Tampa, Florida	N/A	N/A
August 2001	Bioanalytical Laboratory	Philadelphia, Pennsylvania	N/A	N/A
March 2002	Bioanalytical Laboratory and Clinical Trials — Phase I	Quebec City, Canada	122	N/A
	Clinical Trials — Phase I	Montreal, Canada	160	Yes
	Recruiting office	Trois Rivieres, Canada	N/A	N/A
September 2002	Data Management, Biostatistical &Regulatory	Kennett Square, Pennsylvania	N/A	N/A
March 2003	Chemical Synthesis	Toronto, Canada	N/A	N/A
July 2003 (remaining 51% interest)	Phase III – IV Clinical Trials Management	London, Ontario, Canada	N/A	N/A
August 2003	Clinical Trials — Phase I	Miami, Florida	70	N/A
October 2003	Bioanalytical Laboratory (49% interest)	Barcelona, Spain	N/A	N/A

Totals		14 Locations	1,010 Beds	2 Labs

Industry overview

According to Datamonitor, a provider of business information to the pharmaceutical and healthcare industries, worldwide pharmaceutical drug sales were approximately $418 billion in 2002, and Datamonitor projects that pharmaceutical drug sales will increase to approximately $599 billion in 2007. According to Kalorama Information, a market research firm, pharmaceutical and biotechnology companies invested approximately $61 billion in research and development activities in 2002 and Kalorama expects this amount to grow to approximately $95 billion in 2007. The Boston Consulting Group, an international consulting firm, estimates that the average cost of developing a drug is approximately $880 million and on average takes almost 15 years.

The drug development services industry constitutes a significant and growing portion of all pharmaceutical and biotechnology drug development activity. By outsourcing drug development activities, pharmaceutical, biotechnology and generic drug companies can focus their resources on sales and marketing, drug discovery and other areas in which they can best differentiate themselves. In 2002 approximately $11 billion, or approximately 18% of total research and development expenditures, was outsourced to the drug development services industry, according to Kalorama, and Kalorama expects this amount to grow to approximately $27 billion, or approximately 28% of the total research and development expenditures, in 2007.

The drug development process

Branded drugs

The branded drug research and development process consists of two stages: pre-clinical and clinical. The pre-clinical stage consists of screening chemical compounds to identify the most promising leads for continued drug development prior to human clinical trials. The clinical stage includes clinical trials with healthy participants, as well as those with targeted diseases, impairments or conditions. We do not perform any pre-clinical services.

Prior to commencing human clinical trials in the United States or Canada, a pharmaceutical or biotechnology company must file an Investigational New Drug, or IND, application with the FDA (in Canada, with the Therapeutic Products Directorate or TPD) which includes manufacturing data, pre-clinical data, information about any use of the drug in humans for other purposes and a detailed plan for the proposed clinical trials. The design of these trials, referred to as a study protocol, is essential to the success of the drug development effort. The study protocol must anticipate the nature of the data to be generated and results that the FDA or TPD will require before approving the drug. If the FDA or TPD, as applicable, do not comment after an IND application is filed, human clinical trials may begin within 30 days.

The human clinical trials stage is the most time-consuming and expensive part of the drug research and development process. Human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy. Trials usually are grouped into three stages known as Phase I through Phase III:

●

Phase I trials involve testing a drug on a limited number of participants, typically 20 to 80 persons, to determine the drug’s basic safety data, including tolerance, absorption, metabolism and excretion. During the last several years, we have conducted larger Phase I trials in the United States with up to 280 persons. In 2004, Anapharm conducted two Phase I trials with 356 and 750 persons, respectively. This phase, which lasts an average of six months to one year, is comprised of numerous clinical trials of short duration;

●

Phase II trials involve testing a small number of participants, typically 100 to 200 persons who qualify for inclusion in a clinical trial based upon meeting the applicable trial protocol’s criteria and having a particular condition, to determine the drug’s safety profile and effectiveness and how different doses work. This phase, which lasts an average of one to two years, is comprised of several longer duration clinical trials; and

●

Phase III trials involve testing large numbers of participants, typically several hundred to several thousand persons, to verify drug efficacy on a large scale, as well as long-term safety. These trials involve numerous sites and generally last up to three years.

●

Multiple trials generally are often conducted within each of Phase I through Phase III. After successfully completing all three clinical phases, a company submits a new drug application, or NDA, to the FDA requesting that the drug be approved for marketing. In Canada, the application is called a new drug submission, or NDS, which is filed with the TPD. The NDA/NDS is a comprehensive filing that includes, among other things, the results of all pre-clinical and clinical studies.

●

Phase IV clinical trials, which are conducted after drug approval, may also be required by the FDA or the TPD. These additional trials are required in order to monitor long-term risks and benefits, to study different dosage levels or to evaluate different safety and efficacy parameters.

Generic drugs

Generic drugs are the chemical and therapeutic equivalents of branded innovator drugs, and are usually marketed after patent expiration of the relevant branded drug. Regulatory approval is normally required before a generic equivalent can be marketed in the United States or Canada. Approval is sought for generic drugs through the submission to the FDA of an abbreviated new drug application, or ANDA. In Canada, an abbreviated new drug submission, or ANDS, is filed with the TPD. An ANDA/ANDS may be submitted for a drug on the basis that it is the equivalent of a previously approved drug or, in the case of certain new dosage forms, that it is suitable for use for the indications specified.

Generic drugs must meet the same quality standards as branded drugs. However, an NDA/NDS (the form of submission required for approval of a new innovator drug), requires that complete clinical studies be conducted. An ANDA/ANDS for a generic drug, however, generally only requires the submission of data from bioequivalence studies, which compare the rate and extent of absorption and levels of concentration in the blood stream of the generic drug product with that of the previously approved innovator drug. Proving bioequivalency generally requires demonstrating that the rate and extent of absorption of the generic formulation falls within an acceptable range, typically 80%–125%, of the results achieved by the branded drug.

Bioequivalency studies are normally conducted in two stages. The first stage involves conducting pilot trials with a limited number of human subjects to justify advancing a generic formulation to more costly pivotal trials. Commonly these pilot studies are conducted simultaneously on several different formulations of the same drug, to determine the formulation most closely bioequivalent to the branded drug and most likely to achieve a successful result in pivotal studies and upon ANDA/ANDS submission. The second stage, pivotal bioequivalency trials, are studies conducted on a substantially larger group of subjects, in order to produce data that meets the degree of statistical significance anticipated to be required by the FDA or the TPD, as the case may be.

The timing of final approval of an ANDA/ANDS depends on several factors, including whether any listed patents for the innovator drug are being challenged and whether the branded drug manufacturer is entitled to any statutory exclusivity periods, during which the regulatory authorities may be prohibited from accepting applications for, or approving, generic equivalents. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block an ANDA/ANDS from being approved on the patent expiration date.

505(b)(2) approval

Another FDA approval route increasingly available to both generic and branded companies is a “505(b)(2) application.” That section of the Hatch-Waxman Act, known as the “paper NDA” route, permits an applicant to rely upon the FDA’s prior finding of safety and efficacy for a drug — or upon published literature establishing that drug’s safety and efficacy — but also requires that the applicant perform some clinical safety and efficacy studies. Such 505(b)(2) applications are generally utilized for significant variations of an approved drug, for new dosage forms of an approved drug, for substitution of one active ingredient in a combination drug product or other significant changes that would make the generic drug ANDA route unavailable. The FDA has expanded the scope of products subject to 505(b)(2) approval, and this may, in turn, expand the market for clinical tests such as those offered by us.

Industry trends

The drug development services industry provides product development services to the branded pharmaceutical, biotechnology and generic drug industries. This industry has evolved from providing limited clinical trial services in the 1970s to a full-service industry today that provides clients with comprehensive services, including discovery, pre-clinical evaluations, study protocol design, clinical trial management, data collection, and bioanalytical and statistical analysis.

We believe the drug development services industry’s growth is being driven primarily by the following:

Emergence of new research and development technologies

Over the past 20 years, technological advances have dramatically changed the drug discovery process. The primary objective of these innovations has been to find more drug targets and to discover, at a high rate, drug compounds that are therapeutically effective against these targets. According to Adis International, a provider of drug information to the pharmaceutical industry, as of September 2003, there are more than 7,700 drug compounds in pre-clinical or clinical tests. The increased numbers of drug candidates will make it imperative that the development and regulatory processes be rapid and cost-effective. Branded pharmaceutical, biotechnology and generic drug companies may also find that they do not have sufficient internal development resources or know-how to cope with the increased number of new drug candidates emerging, especially as they enter into the clinical trial process, as a consequence of the emergence of new technologies. We believe the dramatic increase of drug compounds in clinical development and potential resource shortages will increase demand for the services of drug development services companies.

Escalating research and development expenditures by pharmaceutical companies

Increases in global research and development expenditures by the major pharmaceutical companies have broadly tracked the increase in pharmaceutical revenues over the past 10 years. The outsourcing of clinical trials for pharmaceutical and biotechnology products is estimated by Kalorama to be growing at least as much as the rate of growth in global research and development expenditures by major pharmaceutical companies.

Growth of the biotechnology industry

The biotechnology industry and the number of drugs it produces have grown substantially over the past decade. Biotechnology companies generate significant numbers of new drug candidates that require developmental and regulatory approval. According to the Biotechnology Industry Organization, an industry trade group, 35 new biotechnology drugs and vaccines received approval in 2002 compared with three in 1992. The biotechnology industry is expected to increase its expenditures on drug development in the coming years. Biotechnology companies typically do not have the staff, operating procedures, experience or expertise in-house to conduct their own clinical trials. In addition, while biotechnology companies have historically sought to defray the cost of clinical development by licensing their products to pharmaceutical companies, they are now increasingly seeking to license out their technology at a later stage of clinical development.

Difficulties in recruiting trial participants are lengthening drug development times

One of the largest expenses and greatest sources of delays in developing new drugs is the process of recruiting appropriate clinical trial participants. According to CenterWatch, a publication focused on clinical trials, approximately 86% of all clinical trials are delayed by problems associated with recruiting participants and about 5% face delays of more than six months. An increase in the number of drugs being tested by pharmaceutical and biotechnology companies and an increase in regulatory testing requirements have exacerbated this trend. Drug development services companies that can more effectively and efficiently handle the clinical trial participant recruitment process are thus likely to be significant beneficiaries of this trend.

Importance of therapeutic experience and ability to recruit special populations

We believe that branded pharmaceutical, biotechnology and generic companies increasingly are selecting drug development services partners based on their experience in recruiting for and conducting clinical trials within particular therapeutic areas and with special populations of trial participants. Recruiting difficulties often cause clinical trials to be conducted in multiple smaller groups of participants at multiple locations, which can lengthen development times and increase costs. We believe that specialization in a particular therapeutic area or within a special population allows a drug development services company to deliver a higher level of service in helping to develop trial protocols, in quickly recruiting participants from special populations, in conducting clinical trials and in gathering and reporting data.

Growth in the generic drug industry

PJB Publications Ltd., an independent publisher of information for the pharmaceutical and biotechnology industries noted in its report Lifecycle Management: Utilising drug delivery that over the next five years, more than $100 billion of branded pharmaceuticals are expected to lose patent protection, which is expected to drive demand for bioanalytical laboratory services by generic pharmaceutical companies. Bioanalytical laboratory services are necessary to determine that a generic drug is equivalent to the branded drug. We believe that drug development services companies that are selected to provide bioanalytical laboratory services relating to a generic drug are usually also selected to handle the Phase I clinical trials work, if any, related to the generic drug approval process. Furthermore, an increasingly beneficial regulatory environment pertaining to generic drug development and marketing has resulted in dramatic growth in the generic drug industry, and more government and private organizations are requiring generic drug use. Most recently in the United States, the FDA increased its funding for generic drug programs in fiscal year 2004 in order to increase staff and reduce the time required to process generic drug applications. This potential increased capacity for processing generic drug applications may lead to an increase in demand for the services of clinical research organizations that can conduct bioequivalence studies.

Evolution of the regulatory environment

We believe that the FDA is becoming more demanding with regard to the data required to support new drug approvals and are seeking more evidence that new drugs are safer and more effective than existing products. The changing population demographics associated with a larger aging group is further exaggerating this trend due to safety concerns regarding the interaction of multiple medications. As a result, the complexity of clinical trials and the number of participants required for clinical trials are increasing. We believe that these factors are increasing the demand for the services provided by drug development services companies, with a particular increase in Phase I and Phase II safety trials.

In addition, historically there has been a regulatory disparity between certain European countries, particularly the United Kingdom and Germany, and North American countries. This disparity has driven significant Phase I clinical trials business to Europe, that would likely otherwise have been conducted in the United States or Canada. Phase I human testing in these European countries may typically commence immediately after initial regulatory submission, whereas in the US and Canada a 30-day waiting period is required after submission of an IND to allow for regulatory review and comment. However, the Canadian regulatory authority recently announced an initiative to target a seven-day review period for all bioequivalency trials and Phase I trials on healthy participants before allowing the commencement of Phase I testing. Since starting this initiative, we believe the average review time in Canada has been reduced to approximately six days. This reduction in the disparity between Phase I lead times in Canada as compared with key European countries is expected to increase the proportion of Phase I trials conducted in Canada. In addition, harmonization efforts between the United States and the European Union have increased and are intended to lead to more uniform procedures.

Our competitive strengths

We believe that we offer clients the following valuable strengths that help us capitalize on the trends affecting the drug development services industry and its clients:

Our ability to recruit

We have the ability to recruit clinical trial participants from special populations and to conduct large clinical trials, which we believe creates value for our clients by saving time and costs and by more quickly generating data for the drug approval process. Our largest individual clinical trials facility is located in Miami, Florida, at the center of an area with a diverse population of more than five million residents, which we believe facilitates our recruiting efforts.

Since 1996, we have implemented and grown a proprietary database of potential clinical trial participants who have expressed a desire to participate in our trials. A majority of our clinical trial participants for our primary Miami site are recruited from our database. We believe that our database gives us an advantage over our competitors in that it enables us to reduce the costs and delays associated with advertising and other recruitment methods typically used in our industry. Clinical Pharmacology’s database contains both additional people and additional special populations and we believe that the addition of this database has further increased this potential advantage over our competitors.

In Canada, the corridor linking Quebec City-Trois Rivieres-Montreal has close to five million inhabitants and we believe also represents an excellent source of subjects for studies. In its nine years of operation, Anapharm, our largest Canadian subsidiary, has developed a proprietary database of potential subjects similar to that of our Miami operation, including young male and female volunteers, post-menopausal women, elderly subjects, and special populations.

We strive to provide a positive experience for our clinical trial participants. We believe that our reputation in the local communities where we operate is critical to the continued successful recruitment of clinical trial participants. Our business philosophy is to treat our clinical trial participants like our clients. In keeping with this belief, we have designed each of our Miami, Ft. Myers, Montreal and Quebec City facilities with numerous amenities for our clinical trial participants, who usually spend several days or weeks with us in the course of a clinical trial.

The scope of our clinical trials facilities

We believe our principal Miami, Florida Phase I and Phase II facility, which has 538 beds, is the largest clinical trials site in the United States. Our very recent purchase of the entire 160,000 square foot building will permit us to cease operations at Clinical Pharmacology’s 15,000 square foot facility as described below. We have already taken possession of part of the building we did not occupy. After the seller of the Miami property vacates the space it occupies in the Spring, we intend to renovate the property. Following completion of the renovations, we expect to offer dedicated clinical trial space for individual clients. Clinical Pharmacology, which currently has 70 beds and was facing substantial capacity constraints, offers opportunities for us to increase our utilization as we move its operations to our primary Miami facility.

Our principal Miami facility presently contains four clinical units, which we can segment further in order to facilitate conducting several smaller trials. We have designed our facility to enable us to conduct a number of clinical trials efficiently at the same time while maintaining appropriate controls. We believe that the size and design of our facility combined with our ability to recruit gives us an important competitive advantage in that we can attract business from clients who prefer to outsource clinical trials involving a large number of participants to a single company at one location.

We believe that the high fixed cost, low variable cost nature of the Phase I and Phase II business gives us a significant opportunity to take advantage of our principal Phase I and Phase II operation in Miami. Our principal Miami operation’s fixed costs include our facility, our dedicated staff of on-site physician investigators and clinical personnel, our administrative staff and our senior management team. As utilization of our principal Miami facility increases, we believe we can support higher volumes of business without the need to hire a considerable number of additional personnel or incur significant expenses beyond our current levels. We currently have substantial additional capacity at our principal Miami facility.

In 2003, we moved into a new 120-bed clinical trial facility at Ft. Myers, Florida. This facility, with four configurable units that can be joined or operated separately, enhances our capability to serve additional specialty sectors, such as the branded generic drug development market. We currently have substantial additional capacity at our Ft. Myers facility.

Our Quebec City location has 122 beds with four independent units and our Montreal site has four independent units totaling 160 beds. The independent units give us the flexibility to conduct different studies at the same time and enhances our capability to serve additional specialty sectors, such as the branded generic drug development market.

We also have quality assurance units, in the U.S. and Canada that operate independently to help ensure the overall quality of the work performed.

Our ability to provide a range of complementary services

In addition to our Phase I and Phase II clinical trial services, we have also developed the capability to offer our clients a comprehensive package of complementary services, which may include protocol development, bioanalytical services, clinical management services and regulatory work. We provide bioanalytical studies for major pharmaceutical and biotechnology companies as well as generic drug companies. We offer our clients integrated drug development services in project design, study design, investigator recruitment, investigative site selection, qualified study participant recruitment, study monitoring, data management, auditing and quality assurance as well as regulatory and new drug submission. We provide specialized Phase II through Phase IV clinical management services focused on ophthalmology, dermatology, cardiovascular, women’s health, medical device, infectious disease and central nervous system clinical trials through these specialized services.

Our experience

We have been providing branded pharmaceutical, biotechnology and generic drug companies with specialized drug development services for 20 years. Our seven executive officers have over 100 years of collective experience in the clinical trials industry. We have significant experience in providing drug development services in specialized therapeutic areas, such as cardiology including OTc interval trials, infectious diseases, central nervous system disorders, gastrointestinal disorders and dermatology.

Our strategy

We believe that increasing demand for outsourced drug development services will provide us with opportunities to continue to grow our business. Our strategy is to build upon our clinical development expertise and to further our reputation as a provider of a broad range of high-quality drug development services to our clients in the branded pharmaceutical, biotechnology and generic drug industries. We intend to capitalize on the opportunities in our industry and achieve our strategy primarily by:

Leveraging existing relationships to increase client penetration with existing clients

Our clients are branded pharmaceutical, biotechnology and generic drug companies that outsource a portion of their drug development activities in order to focus their efforts on drug discovery. We often generate business from multiple, and often independent, groups within our client companies. In addition to pursuing new customer relationships, our sales and marketing team focuses on gaining new business and developing new relationships with new groups at existing clients.

Expanding our bioanalytical laboratory business

To leverage the market opportunity for bioanalytical laboratory services, we have made two bioanalytical laboratory acquisitions since August 2001, and established a bioanalytical laboratory in Barcelona, Spain which have allowed us to generate additional revenue and profits, by cross-selling these services to our clients.

Our bioanalytical laboratory business serves a broad spectrum of our clients’ needs. We provide bioanalytical studies for major pharmaceutical companies as well as generic drug companies. We believe that by providing bioanalytical laboratory services, we can help our clients reduce administrative costs, coordination efforts, and clinical trial completion times and also improve the level of control that our clients can exercise over the entire clinical trials process.

We believe that our ability to provide bioanalytical laboratory services, in addition to our other services, enables us to compete more successfully for new business. We intend to devote more sales and marketing resources to encourage existing clients to use our bioanalytical laboratory services and to attract new business from companies that prefer to award all of their drug development service needs to one company.

Continuing to enhance our services to generic manufacturers

We believe we are a leader in the generic drug development services industry through our facilities in Quebec City and Montreal, Canada and Ft. Myers, Florida. We service a customer base which represents over 100 generic drug companies. We currently generate approximately 43% of our revenue from generic manufacturers. We believe that our ability to offer a comprehensive package, which includes regulatory work, protocol development, clinical trial and bioanalytical services and integrated regulatory submission, will enable us to exploit the expected generic drug market opportunity.

Expanding into new areas of therapeutic expertise

We believe that we are better able to serve our clients’ needs by offering therapeutic expertise in addition to our core offering of drug development services. We have experience in a number of therapeutic areas which we believe enables us to grow our revenue from existing clients and generate new business in these areas. We plan to continue to add expertise in our existing therapeutic areas and to develop new areas of expertise by hiring experienced personnel, training our existing staff in new areas, and selectively making strategic acquisitions.

Augmenting our current range of specialized services through strategic acquisitions

We have grown significantly by acquiring related businesses over the last four years. We believe our eight acquisitions over this period have broadened our range of services, strengthened our management team and expanded our client base. Our industry is highly fragmented and includes a large number of small competitors that have expertise in different business areas. As part of our growth strategy, we monitor acquisition opportunities and intend to make acquisitions, which enhance our array of services or otherwise strengthen our ability to provide exceptional services to our clients. We try to target businesses that, in addition to fitting well with our current business, would be accretive to our earnings and that have experienced management willing to stay with the business after the acquisition. We also generally seek to negotiate acquisition consideration structures that will help us to retain and motivate an acquired business’ existing management. We believe we have the ability to consummate larger acquisitions with the cash from our November 2003 public offering, our existing cash and our line of credit.

Expanding our international presence

We currently provide our services in the United States, Canada and Spain to multinational clients as well as clients based in North America, Europe and Asia. Currently, we derive the substantial majority of our revenue from North American clients, which we believe highlights the availability to us of additional growth opportunities internationally. We intend to expand our business internationally by opening or acquiring drug development services businesses and pursuing marketing efforts in Europe and other overseas markets.

Our services

We believe our specialized drug development services assist our clients in managing their research and development programs efficiently and cost effectively through the drug development process. We offer our clients a broad range of drug development services, including the following:

Phase I and Phase II clinical trials services

We provide specialized drug development services for studies ranging from short-term Phase I trials to longer-term Phase II trials. Our services include developing study design, recruiting and screening study participants, conducting Phase I and Phase II clinical trials, and collecting and reporting to our clients the clinical data collected during the course of our clinical trials. We conduct Phase I and Phase II clinical trials at our Miami and Ft. Myers, Florida and Quebec City and Montreal, Canada facilities.

We may assist our clients in preparing the study protocol, designing case report forms and conducting any necessary clinical trial audit functions. Additionally, we collect data throughout a clinical trial and enter it onto case report forms according to good clinical practice guidelines, in order to meet our clients’ needs and the FDA or other regulatory requirements identified in the study protocol. Our data management services also provide our clients with statistical analysis, medical report writing and assistance with regulatory submissions.

Bioanalytical laboratory services

We provide bioanalytical laboratory services through facilities located in Quebec City, Canada, Philadelphia, Pennsylvania and Barcelona, Spain. Our bioanalytical laboratories have or develop the scientific methods, or assays, necessary to analyze clinical trial samples. Our bioanalytical laboratories provide bioanalytical support for preclinical studies, bioavailability and drug metabolism studies, processing clinical study samples and drug interaction studies. During the clinical trial process, we conduct laboratory analysis on various biological specimens, including blood, to determine the quantity of a drug present in each specimen. We format and present the data resulting from this process to our clients for their use and interpretation.

Clinical trials management services

We offer our clients the following integrated services

●

project design;

●

study design;

●

investigator recruitment;

●

investigative site selection;

●

qualified study participant recruitment;

●

study monitoring;

●

data management;

●

biostatistics;

●

medical writing;

●

auditing and quality assurance; and

●

FDA regulatory and new drug submission.

Through our facilities in Kennett Square, Pennsylvania, Charlotte, North Carolina, and London, Ontario, Canada we provide specialized Phase II through Phase IV clinical management services focused on ophthalmology, dermatology, cardiovascular, women’s health, medical device, infectious disease and central nervous system clinical trials.

Clients and marketing

Our clients include leading pharmaceutical and biotechnology companies and many leading generic manufacturers. Since our inception, we believe we have developed a strong reputation for client service and have cultivated relationships with key decision makers within our clients’ organizations. We focus on meeting or exceeding our clients’ expectations and we believe that this has been a leading factor in generating repeat business from our clients. Our pharmaceutical, biotechnology and generic drug company clients often represent multiple sources of business for us since there are often a number of therapeutic specialty or other groups that contract separately for services within one client company. The decision by one such group to award a contract to us generally is made independently of decisions made by other groups within the same client. For the year ended December 31, 2003, approximately 52.5% of our revenue from external customers was attributed to our operations based in the United States and approximately 47.5% from operations in Canada.

We also perform Phase I and Phase II clinical trials services for some of our competitors. This typically occurs when a competitor has difficulty in recruiting special populations. The mix of our clients and revenue generated from individual clients varies from period to period. As is typical in our industry, various clients have comprised more than 10% of our consolidated revenue in prior years. In 2001, one client represented 17% of our revenue. In 2002 and 2003, no client accounted for 10% or more of our revenue; in 2003, our top 10 clients accounted for approximately 38% of our revenue.

We employ a team of approximately 30 sales and marketing professionals who market our services to pharmaceutical, biotechnology and generic drug companies, primarily in North America. Additionally, some members of our senior management play a very active role in managing our relationships with existing clients and in helping to generate business from new clients.

Our competitors

The drug development services industry is highly fragmented and is comprised of a number of large, full-service drug development services companies and many small companies and limited service providers. Our major competitors in this industry include the research departments of pharmaceutical and biotechnology companies, drug development services companies, including Quintiles Transnational Corp., Covance Inc., PPD, Inc., and MDS Inc., and the research departments of universities and teaching hospitals. We compete in the Phase I and Phase II portion of the business on the basis of our ability to recruit special populations and conduct large trials at one location, our experience in targeted therapeutic areas, and our personalized service. Our clinical trials management business competes by specializing in a limited number of niche specialties.

Our bioanalytical laboratories compete primarily through the development of or capacity to develop validated methodologies (also known as assays). We believe the capacity to develop these methodologies and in some cases their pre-demand availability represent the best tools to sell our services to pharmaceutical companies, especially generic drug companies conducting bioequivalence studies. In order to better attract generic business, these methodologies are often developed in a proactive way even before our generic clients need it. Our major competitors in this area include MDS and PPD.

We also compete with numerous large and small drug development companies and consulting firms.

Many of our competitors are larger and have substantially greater financial, human, and other resources than we do. Generally, drug development services companies principally compete on the basis of following factors:

●

the ability to recruit doctors and special population participants for clinical trials;

●

medical and scientific expertise in specific therapeutic areas;

●

the ability to organize and manage large-scale trials;

●

the quality of their services;

●

the range of services they provide; and

●

financial stability.

The general trend toward consolidation in the pharmaceutical industry has resulted in increased competition for clients. Consolidation within the pharmaceutical and biotechnology industries as well as the trend by the pharmaceutical and biotechnology industries to limit outsourcing to fewer rather than more drug development services companies has also heightened competition for contracts in our industry.

Indemnification and insurance

In conjunction with our product development services, we contract with physicians to serve as investigators in conducting clinical trials to test new drugs on human volunteers. Such testing creates risk of liability for personal injury to or death of volunteers, particularly to volunteers with life-threatening illnesses, resulting from adverse reactions to the drugs administered. It is possible that we could be held liable for claims and expenses arising from any professional malpractice of the investigators with whom we contract or whom we employ or in the event of personal injury to or death of persons participating in clinical trials. In addition, as a result of our operation of clinical trial facilities, we could be liable for the general risks associated with clinical trials including, but not limited to, adverse events resulting from the administration of drugs to clinical trial participants or the professional malpractice of medical care providers. We also could be held liable for errors or omissions in connection with the services we perform through each of our service groups. For example, we could be held liable for errors or omissions or breach of contract if one of our laboratories inaccurately reports or fails to report laboratory results. We seek to reduce our risks by one or more of the following:

●

indemnification provisions and provisions seeking to limit or exclude liability contained in our contracts with customers and investigators;

●

insurance maintained by clients and investigators and by us; and

●

various regulatory requirements, including the use of institutional review boards and the procurement of each participant’s informed consent to participate in the study.

The contractual indemnifications we have generally do not fully protect us against certain of our own actions such as negligence. Contractual arrangements are subject to negotiation with clients and the terms and scope of any indemnification or limitation or exclusion of liability may vary from customer to client and from trial to trial. Additionally, financial performance of these indemnities is not secured. Therefore, we bear the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. We maintain professional liability insurance that covers the locations in which we currently do business and that covers drug safety issues as well as data processing and other errors and omissions. However, it is possible that we could become subject to claims not covered by insurance or that exceed our coverage limits. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim outside the scope of or in excess of a contractual indemnification provision or beyond the level of insurance coverage or not covered by insurance or in the event that an indemnifying party does not fulfill its indemnification obligations.

Government regulation

All phases of a clinical trial are governed by the FDA and state regulations as well as other regulatory agencies including the TPD in Canada and the European Medicine Evaluation Agency. We also follow the International Conference of Harmonization guidelines which affect global drug development. Our clients are responsible for selecting qualified drug development services companies, providing those companies with study protocols, monitoring the clinical trials, reporting any changes or modification of the clinical trials to the FDA or other regulatory agency, and reporting any serious and unexpected adverse reactions to the drug to the appropriate regulatory agency. In the course of providing our drug development services, we must comply with a variety of related regulatory requirements.

Our services are subject to various regulatory requirements designed to ensure the quality and integrity of the clinical trials process and, in some cases, “Good Manufacturing Practices” or “GMP” regulations. The industry standard for conducting clinical research and development studies is contained in regulations established for good clinical practice. The FDA requires that the results submitted to it be based on studies conducted according to its “Good Laboratory Practices” or “GLP” standards for laboratories and “Good Clinical Practices” or “GCP” standards for clinical facilities. The standards address a number of issues, including:

●

selecting qualified investigators and sites;

●

obtaining specific written commitments from investigators;

●

verifying that informed consents are obtained from participants;

●

monitoring the validity and accuracy of data;

●

verifying that we account for the drugs provided to us by our clients; and

●

instructing investigators to maintain records and reports.

Similar guidelines exist in various states and in Canada. We may be subject to regulatory action if we fail to comply with these rules. Failure to comply with these regulations can also result in the termination of ongoing research and disqualification of data collected during the clinical trials.

Additionally, because we frequently deal with biohazardous specimens and medical waste material, we are subject to licensing and regulation in the U.S. under federal, state and local laws relating to hazard communication and employee right-to-know regulations and the handling and disposal of medical specimens and hazardous waste and materials. Our laboratory facilities are subject to applicable laws and regulations relating to the storage and disposal of laboratory specimens. Transportation and public health regulations apply to the surface and air transportation of laboratory specimens. Our laboratories also are subject to International Air Transport Association regulations, which govern international shipments of laboratory specimens. Furthermore, when the materials are sent to another country, the transportation of such materials becomes subject to the laws, rules and regulations of such other country. Laboratories outside the United States are subject to applicable national laws governing matters such as licensing, the handling and disposal of medical specimens, hazardous waste and radioactive materials, as well as the health and safety of laboratory employees. We contract with independent licensed companies to handle our waste disposal. Our laboratories in the U.S. are also subject to the federal Clinical Laboratory Improvement Amendments, or CLIA (which is administered by the Centers for Disease Control), as well as similar state requirements. CLIA requires certification of laboratories involved with patient samples and includes requirements concerning laboratory facilities, personnel and quality systems.

In addition to its comprehensive regulation of safety in the workplace, the United States Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employers whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to chemicals, and transmission of blood-borne and airborne pathogens. Furthermore, certain employees receive initial and periodic training to ensure compliance with applicable hazardous materials regulations and health and safety guidelines. We are subject to similar regulation in Canada and Spain.

The U.S. Department of Health and Human Services has promulgated rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, that govern the use, handling and disclosure of personally identifiable medical information. These regulations also establish procedures for the exercise of an individual’s rights, and the methods permissible for de-identification of health information. We are also subject to privacy legislation in Canada under the federal Personal Information and Electronic Documents Act and an Act Respecting the Protection of Personal Information in the Private Sector.

The use of controlled substances in our trials and our accounting for drug samples that contain controlled substances are subject to strict regulation in the U.S. under federal and state laws. We are required to have a license from the United States Drug Enforcement Administration. We also are required to comply with similar laws in Quebec and Canada. We also use special care and security procedures to safeguard and account for all controlled substances.

Failure to comply with applicable law and regulations could subject us to denial of the right to conduct business, disqualification of data collected during clinical trials, liability for clean up costs, liability or the loss of revenue due to a failure to comply with our contractual obligations, the assessment of civil fines, or, in extreme cases, criminal penalties, as well as other enforcement actions.

Backlog

We derive most of our revenue from short-term Phase I and Phase II clinical trials and related laboratory services. For this reason, we have not historically measured backlog. Because most of our Phase I and Phase II clinical trials and related services are completed within 60 days from the time our clients award us the contract, we do not consider backlog to be a reliable indicator of our future business.

The following discussion is included in this Report because it is required; when we previously filed annual reports on Form 10-KSB, we were not required to disclose backlog.

Most of our revenue comes from short-term (usually less than 60 days in duration) Phase I and Phase II clinical trials and bioanalytical laboratory services. Some of our Phase III studies are performed over an extended period of time, which may exceed several years. Backlog consists of net revenue for work that has yet to be earned from studies or projects we have been awarded including those we have initiated. Our backlog at December 31, 2003 and December 31, 2002 was approximately $52.9 million and approximately $40.6 million, respectively.

We cannot provide any assurances that we will be able to realize all or most of the net revenue included in backlog or estimate the portion expected to be filed in the current year. Although backlog can provide meaningful information to our management with respect to our Phase III business, we believe that our backlog as of any date is not necessarily a meaningful indicator of our future results.

Seasonality

Historically, our revenue was higher in the second half of the year. With the growth of our business including the continued increase in SFBC Anapharm’s business and our acquisitions of related businesses, we did not experience seasonality in 2003. Although our United States Phase I and Phase II business experienced material revenue growth in 2003, it did not have encounter any seasonality in 2003.

Employees

At March 1, 2004, we had 864 full-time and 259 part-time employees which include 567 full-time and 112 part-time employees in Canada.

Available information

We make available, free of charge, through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our Internet address is www.sfbci.com.

ITEM 2.

PROPERTY.

On February 27, 2004, we purchased the property, consisting of a building and a portion of the land at which our corporate offices and principal United States Phase I and Phase II facility are located. The purchase price was $12 million. For further information, see Item 8, Note E to “Financial Statements and Supplementary Data.” The balance of the land is subject to a land lease described below.

We currently occupy one full wing of the building and three floors of the second wing of the building including one floor recently vacated by the seller. The seller is required to vacate the remainder of the second wing of the building by the late Spring. Once we renovate the remainder of the building, our capacity (including offices and laboratory space) will increase to 160,000 square feet. We also own approximately $750,000 of real property we acquired when we purchased Clinical Pharmacology, and approximately $400,000 of office condominiums we acquired along with all of the assets of Synfine. We lease the balance of our facilities under long-term written leases that generally provide for base monthly rents with annual escalation clauses based upon cost of living increases. These increases are calculated using various methods on a lease by lease basis. All of our facilities are in good condition and enable us to serve our clients efficiently. The following table lists our material properties:

Location	Approximate Square Footage	Type of Holding	Expiration	Base Monthly Rent

Miami, FL	160,000 plus land	Owned	N/A	N/A
Miami, FL	Land	Leased	2045	Approximately $1,250
Miami, FL	15,000 (plus adjacent land)	Owned	N/A	N/A
Charlotte, NC	10,450	Leased	August 2005	Approximately $13,700
Kennett Square, PA	8,000	Leased	August 2006	Approximately $15,700
Philadelphia, PA	8,000	Leased	November 2004	Approximately $4,167
Ft. Myers, FL	20,000	Leased	April 2007	Approximately $22,000
Ft. Myers, FL	7,000	Leased	December 2005(1)	Approximately $5,000
Quebec City, Canada	70,000	Leased	Various leases with expiration dates ranging from May 2006 to August 2006	Combined cost of approximately CDN $90,000
Montreal, Canada	45,000	Leased	Various leased with expiration dates ranging from March 2008 to March 2011	Combined cost of approximately CDN $73,000
———————

(1)

We are attempting to sublease this facility.

We expect to obtain shortly a first mortgage loan from Wachovia Bank National Association (“Wachovia”) in the near future on the property we recently purchased in the principal amount of $12 million. We will use the proceeds to repay all or most of the advance on our revolving line of credit with Wachovia (the “Credit Facility”).

ITEM 3.

LEGAL PROCEEDINGS.

We are not a party to any material litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote for our security holders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for our common stock which trades on the Nasdaq National Market system under the symbol “SFCC.”

	High	Low

Fiscal year ended December 31, 2002
First Quarter	$26.74	$16.00
Second Quarter	25.98	14.72
Third Quarter	17.44	7.80
Fourth Quarter	15.80	10.31

Fiscal year ending December 31, 2003
First Quarter	$18.55	$12.79
Second Quarter	19.30	13.30
Third Quarter	37.60	17.28
Fourth Quarter	35.19	21.88

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average price of outstanding options	Number of securities remaining available for future issuance

1999 Stock Option Plan approved by security holders	934,601	$14.33	271,966

Stock Option Agreements not approved by security holders	65,200	$ 8.51	-0-

Holders

As of February 26, 2004 there were approximately 47 registered holders of record of our common stock. We believe that there are approximately 7,200 beneficial owners of our common stock.

Dividend Policy

Since we became a public company, we have not paid dividends on our common stock. Currently, we intend to retain future earnings in order to finance the growth and development of our business. Our existing credit facility contains certain covenants that restrict, or may have the effect of restricting, our payment of dividends in the event we are or would be, after giving effect to any dividend, in default under the credit facility.

Recent Sales of Unregistered Securities

During the year ended December 31, 2003, we issued shares of our common stock to the following individuals and corporations which were not covered by an effective registration statement but were exempt under Section 4(2) of the Securities Act of 1933. Issuances which were included in previous quarterly reports on Form 10-Q have not been included in the following table.

Date	Name	Number of Shares	Consideration

July 7, 2003	Frank M. Naus	13,844	Purchase of remaining 51% interest of Danapharm
July 7, 2003	Jackie Naus	10,587	Purchase of remaining 51% interest of Danapharm
July 7, 2003	Michael Cornelius	2,715	Purchase of remaining 51% interest of Danapharm
August 1, 2003	Dr. Kenneth Lasseter	221,536	Purchase of Clinical Pharmacology
August 1, 2003	Cooper Shamblen	221,536	Purchase of Clinical Pharmacology
August 1, 2003	Stacy Dilzer	5,000	Employment agreement
October 15, 2003	Dr. Gary Ingenito	2,000	Employment agreement

The July 7, 2003 common stock issuances were partial consideration for the Company's purchase of the remaining 51% interest of Danapharm Clinical Research, Inc. 8,142 shares have been delivered to the purchasers. The remaining 19,004 shares of common stock are being held in escrow pursuant to the terms of the Purchase Agreement. The August 1, 2003 common stock issuances to Dr. Lasseter and Mr. Shamblen were partial consideration for the Company's purchase of Clinical Pharmacology.

ITEM 6.

SELECTED FINANCIAL DATA.

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)

Consolidated statements of operations data:
Net revenue	$8,309	$19,694	$31,471	$64,740	$103,853
Direct costs	5,208	11,997	18,151	36,728	59,309
Selling, general and administrative expenses	2,259	4,252	7,556	17,867	29,965
Total costs and expenses	7,467	16,249	25,707	54,595	89,274
Earnings from operations	842	3,445	5,764	10,145	14,579
Other income (expense)
Interest income	—	123	359	447	272
Interest expense	(181)	(175)	(27)	(282)	(427)
Earnings before taxes	661	3,393	6,096	10,310	14,424
Income tax expense	410	1,342	2,276	2,442	2,842
Net earnings	$251	$2,051	$3,820	$7,868	$11,582

Earnings per share
Basic	$—	$0.78	$0.94	$1.12	$1.48
Diluted	$—	$0.76	$0.81	$1.05	$1.39

Pro forma Data (unaudited)(1)
Income before income taxes	$661
Provision for income taxes	251

Pro forma net earnings	$410

Pro forma earnings per share
Basic	$0.22
Diluted	$0.21

———————

(1)

The unaudited pro forma statements of operations data have been adjusted for income taxes which would have been recorded had our predecessor not been an S corporation, based on the tax laws in effect during the periods presented. The pro forma provision for income taxes includes deferred income taxes that relate primarily to temporary differences between financial and income tax reporting for the cash basis to accrual basis adjustments and depreciation expense. The net effect of these and other temporary differences have not been reflected in our financial statements since our predecessor was an S corporation prior to June 7, 1999.

	As of December 31,
	1999	2000	2001	2002	2003
	(in thousands)

Consolidated balance sheet data:
Cash and cash equivalents	$288	$6,788	$39,103	$6,361	$56,020
Accounts Receivable	2,076	7,059	10,454	21,754	32,858
Working capital	968	10,192	44,593	20,805
Total assets	2,814	15,769	60,484	85,959	173,051
Long term debt, including current portion	847	410	9	4,148	5,651
Stockholders’ equity	786	11,303	54,631	68,559	149,943

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including but not limited to, those contained in the discussion on forward-looking statements that follows this section and those contained in “Special Factors Relating to Our Business.” We disclaim any intention or obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

We have grown significantly through organic growth and acquisitions. In 2003, we made one material acquisition.

The table below reflects the length of time each of our principal operating subsidiaries operated during each year for which we present audited financial statements in this Report.

Number of months each subsidiary is included in operating results:

	2003(3)	2002	2001

SFBC Miami	12	12	12
SFBC Ft. Myers	12	12	10.5
SFBC Analytical	12	12	4
Anapharm	12	9.5	0
SFBC Charlotte(1)	12	12	12
SFBC New Drug Services(1)	12	4	0
Clinical Pharmacology	5	0	0
Danapharm(2)	6	0	0

———————

(1)

We merged SFBC Charlotte into SFBC New Drug Services in April 2003.

(2)

Danapharm was a 49% subsidiary of the Company from March 15, 2002 through June 2003 and its results were reported using the equity method.

(3)

Synfine and SFBC Anapharm Europe which commenced operations in March 2003 and November 2003, respectively, are not considered material.

Highlights for 2003 include:

●

Our revenue increased to approximately $103.9 million from approximately $64.7 million;

●

Our earnings increased to approximately$11.6 million from approximately $7.9 million;

●

Our earnings per share increased to $1.39 from $1.05 per share;

●

We raised approximately $55.5 million (after underwriting discounts but before expenses to us) in our November 2003 secondary offering;

●

We acquired Clinical Pharmacology in August;

●

We acquired the 51% of Danapharm we did not own;

●

We moved into a new 20,000 square foot Phase I facility in Ft. Myers, FL; and

●

Through a 49% joint venture interest, we opened a bioanalytical laboratory in Barcelona, Spain.

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

The gross profit margins on our contracts vary depending upon the nature of the services we perform for our client. Gross margins for our Phase I and Phase II clinical trials and bioanalytical services generally tend to be higher than those for our Phase III trials management and other services that we perform. Within our Phase I and Phase II business, our gross profit margins are generally higher for trials which involve a larger number of participants, a longer period of study time and the performance of more tests. Gross margins for our services to branded drug clients generally tend to be higher than those for generic drug clients. In addition, our gross profit margins will vary based upon our mix of domestic and international business. Gross margins are calculated by subtracting direct costs from net revenue. Gross profit margins are calculated by dividing the gross margin by net revenue.

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

As a result of the acquisition of our Canadian operations, which occurred in March 2002, we expect our future effective tax rate to be permanently lower as compared to our tax rate of 37.4% in 2001. Our effective tax rate was 23.7% in 2002 and 19.7% in 2003. Our future effective tax rate will be dependent on the amount of the tax credits we receive in connection with our Canadian operations and the relative contribution of our Canadian operations to our consolidated pre-tax income.

Critical Accounting Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and the Company’s actual results are subject to the “Special Factors Relating to Our Business” contained at the end of this section.

Management believes that the following may involve a higher degree of judgment or complexity:

Revenue and Cost Recognition. Revenues from contracts are generally recognized on the percentage-of-completion method of accounting. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in revenue when earned and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement.

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

Included in revenue and direct costs are pass through costs for which we are reimbursed by our clients.

The amounts are approximately $5,325,000 in 2003: $990,000 in 2002; and $950,000 in 2001.

Included in accounts receivable are unbilled amounts, which represent revenue recognized in excess of amounts billed. Advance billings represent amounts billed in excess of revenue recognized.

Collectibility of Accounts Receivable. Our allowance for doubtful accounts and allowance of contract changes are based on management’s estimates of the creditworthiness of its clients, analysis of subsequent changes in contracts, analysis of delinquent accounts, the payment histories of the accounts and management’s judgment with respect to current economic conditions and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management reviews its accounts receivable aging on a regular basis for past due accounts. Any uncollectible amounts are written off against the allowance. Management sets specific reserves for clients in poor financial condition and general reserves for the remaining clients based upon historical collection experience. Should business conditions deteriorate or any major client default on its obligations to us, this allowance may need to be significantly increased, which would have a negative impact upon our operations.

The allowance for changes in contracts is an estimate established through reductions to sales while the allowance for doubtful accounts is an estimate established through charges to selling, general and administrative expenses.

Income Taxes. Significant management judgment is required in developing our provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We evaluate quarterly our ability to realize our deferred tax assets and adjusts the amount of its valuation allowance, if necessary. We operate within multiple taxing jurisdictions in the United States, Canada and Spain and are subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.

Goodwill. On an annual basis, management assesses the composition of our assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. We will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination.

Long-Lived Assets. We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows.

Other Estimates. We make a number of other estimates in the ordinary course of business relating to volume rebates, litigation, etc. Historically, past changes to these estimates have not had a material impact on our financial condition. However, circumstances could change which may alter future expectations.

Results of Operations

2003 Compared to 2002

The following table summarizes our results of operations both numerically and as a percentage of net revenue for 2003 and 2002.

	2003		2002

Net revenue	$103,853	100.0%	$64,740	100.0%

Gross profit margins	44,543	42.9	28,012	43.3

Earnings before taxes	14,424	13.9	10,310	15.9

Income tax expense	2,842	2.7	2,442	3.8

Net earnings	$11,582	11.2%	$7,868	12.2%

Earnings per share
Basic	1.48		1.12
Diluted	1.39		1.05

Net revenue

Our net revenue was approximately $103.9 million for the year ended December 31, 2003, which is an increase of approximately 60.4% from approximately $64.7million for the prior year. Our increase stems from both internal growth and our acquisitions.

The primary reasons for this increase are:

●

An exceptional increase in Anapharm’s revenue to approximately $49.3 million from $25.0 million;

●

A material increase in our United States Phase I and Phase II revenue;

●

Our acquisition of Clinical Pharmacology in August which provided additional Phase I revenue of approximately $4 million; and

●

A full year of operations at Anapharm and the Kennett Square, PA location of SFBC New Drug Services.

Our revenue increased primarily as the result of performing more clinical trials and an increase in the size of our clinical trials.

Direct costs

Direct costs as a percentage of net revenue increased from 56.7% to 57.1% for the year ended December 31, 2003 compared to the same period in the prior year. This increase in our direct costs for December 31, 2003 compared to 2002 is primarily attributable to an increase in direct costs in our Phase III business, the inclusion of a full year of Phase III revenue at SFBC New Drug Services, offset by a reduction in direct costs in our Anapharm generic Phase I business.

Gross Profit Margins

Our gross profit margins were 42.9% in 2003 compared to 43.3% in 2002. The largest factor affecting the decrease in our gross profit margins was the decrease in margins in our Phase III business, the inclusion of a full year of operations for SFBC New Drug Services, offset by an improvement in margins in our generic business at Anapharm.

Since we perform a wide variety of services, all of which carry different gross margins, our future gross margins will vary from quarter-to-quarter, and year-to-year based upon the mix of these contracts, our capacity levels at the time we begin the projects, and the amount of revenue generated for each type of service we perform. Even within category types, the amount of gross margins generated might vary due to the unique nature, and size of each contract and project we undertake. This could impact our future profit margins and gross profit comparisons to historical levels. For 2004 we anticipate our gross margins will be between 41 and 43%.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses or S,G&A expenses increased from approximately $17.9 million for the year ended December 31, 2002 to approximately $30 million for the year ended December 31, 2003, an increase of 67.7%.

The increase in total S,G&A expenses for both periods is primarily due to the expansion of our business, increased payroll, our increased marketing efforts with an expansion from 16 to 30 sales and marketing people, depreciation expenses consistent with our growth over prior year levels, the inclusion of SFBC New Drug Services’ S,G&A expenses for all of 2003 and the inclusion of Clinical Pharmacology’s S,G&A expenses for five months in 2003. Additionally, we are amortizing approximately $190,000 per year over a four-year period as the result of issuance of our common stock to two new employees including our senior vice president. In 2003, we incurred only approximately $26,000 of this amortization expense due to the date we entered into the employment agreement with our senior vice president. The increase in S,G&A expenses as a percentage of revenue is primarily due to the inclusion of Anapharm expenses.

As a result of the acquisition of Anapharm on March 18, 2002, we expect our S,G&A expenses as a percentage of revenue to remain at, or near, current levels. This is primarily attributable to the nature of Anapharm’s business where it employs a higher number of research and development employees and incurs higher S,G&A expenses as a percentage of revenues than our United States operations. The Canadian government subsidizes a portion of these additional expenses through tax credits. Under United States GAAP, these credits are applied against income tax expense rather than against the underlying S,G,&A expenses that generated the credit. The overall impact on our operations is that S,G&A expenses as a percentage of revenue will be permanently higher and our effective tax rate will be permanently lower than in the past. Our net income is not changed.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 under which management must report and our independent auditor attest on our internal controls. We expect to fully comply by the December 31, 2004 deadline. In order to comply, we have retained an independent consulting firm to assist us in evaluating and improving our internal controls. We expect to incur approximately $600,000 in additional costs this year including installation of new accounting software, consulting fees and additional independent auditor fees. We anticipate incurring most of these expenses in the second and third quarters.

Interest expense

Our interest expense increased in 2003 as the result of our borrowings under our Credit Facility and the acquisition of additional equipment at Anapharm. We used our Credit Facility to pay an earn-out owed to NDS, Inc. in June 2003, provide working capital in June 2003 and purchase Clinical Pharmacology in August 2003. We repaid the working capital portion of the loan with cash flow from operations and the balance with proceeds from our November 2003 public offering. We borrowed an additional $10 million on February 27, 2004 to purchase our principal Miami facility. We expect to replace $9 million of the borrowings with a permanent mortgage loan. Anapharm acquires its equipment under capital leases in order to take advantage of favorable Canadian tax credits which credits exceed our interest expense. In 2003, Anapharm paid $275,000 of interest on capital leases in contrast to $211,000 in 2002.

In 2004, we expect to incur up to $900,000 in interest expense primarily as the result of our real estate mortgage and increased equipment purchases by Anapharm. Our additional per year interest expense, real estate taxes, occupancy costs and non-cash expenses resulting from our purchase of our principal Miami facility will be substantially offset by reduced rent expense.

Income tax expenses

Our effective tax rate for 2003 was 19.7% compared to 23.7% for 2002. This in decrease is primarily attributable to (i) the inclusion of SFBC Anapharm’s significantly lower tax rate as compared to the United States tax rate for 12 months in 2003 compared to nine and one half months in 2002, and (ii) due to a higher percentage of profits from Anapharm as a ratio of consolidated net earnings compared to 2002. As described elsewhere in this Report, Anapharm receives significant tax credits from the government of Canada for incurring research and development expenses. These credits lower our effective tax rate. We expect the nature of Anapharm’s business and the generation of significant tax credits to continue; however, there can be no assurance on the future amount of these credits on a quarterly or annual basis.

Our future effective tax rate will be dependent on the amount of the tax credits we receive in connection with our Canadian operations and the relative contribution of our Canadian operations to our consolidated pre-tax income.

If commercially practical, we may refer Phase I and Phase II studies and bioanalytical contracts to our Canadian operations to benefit from the lower operating costs and lower tax rates in Canada, and the availability of tax credits. Excluding the impact of tax credits, our effective tax rate in Canada is approximately 33.0% compared to approximately 40.0% in the United States. There will be some practical limitations which prevent us from referring some studies to our Canadian operations, including differing areas of expertise, the availability of special population groups or client preferences on where the work should be performed.

Earnings per share

Net earnings increased from approximately $7.9 million to approximately $11.6 million for the year ended December 31, 2003 compared to the prior year, an increase of 47.2%. On a fully diluted basis, our earnings per share increased from $1.05 to $1.39 for the year ended December 31, 2003 compared to the same period in the 2002, an increase of 32.4%. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from 7,487,226 for the year ended December 31, 2002 to 8,356,358 for the year ended December 31, 2003. The increase in the number of fully diluted shares resulted primarily from the issuance of 2,000,000 shares of common stock in connection with our secondary offering in November 2003, the issuance of approximately 443,000 shares in the Clinical Pharmacology acquisition in August 2003, the increase in our common stock price and the exercise of approximately 294,000 warrants and options during the year. Additionally, the number of fully diluted shares outstanding at December 31, 2002 included only part of the shares we issued to acquire Anapharm and NDS, Inc. in 2002. Excluding any common stock we may issue in connection with future acquisitions, we expect that the fully diluted number of shares outstanding will increase to approximately 10.7 million.

On July 17, 2002, we announced a common stock buyback plan of up to 750,000 shares. As of December 31, 2002, we had purchased 204,300 shares in various open market purchases at an average price of approximately $10.65 per share, or a total expenditure of approximately $2,176,484. These shares are presented as common stock held in treasury at December 31, 2002 and were retired in February 2003. We have not made any additional treasury share purchases since December 31, 2002.We may continue to purchase our shares, or may discontinue the buyback at any time depending on the selling price of our common stock, the viability of potential acquisition targets, and our cash flows from operations and our cash balances. Based upon the share price of $29.98 per share as February 25, 2004, it is highly unlikely that we will repurchase any of our shares in the immediate future. We have no intent to use any proceeds from our November 2003 public offering to repurchase our common stock.

Our balance sheet contains an item entitled “Accumulated other comprehensive earnings.” This has no impact on our income statement and reflects the strengthening of the Canadian dollar relative to the United States dollar and is calculated on December 31st.

2002 Compared to 2001

The following table summarizes our results of operations as a percentage of net revenue for 2002 and 2001:

	2002		2001

Net revenue	$64,740	100.0%	$31,471	100.0%

Gross profit margins	28,012	43.3	13,320	42.3

Selling, general and administrative expenses	17,867	27.6	7,556	24.0

Earnings before taxes	10,310	15.9	6,096	19.4

Income tax expense	2,442	3.8	2,276	7.2

Net earnings	$7,868	12.2%	$3,819	12.1%

Earnings per share
Basic	1.12		0.94
Diluted	1.05		0.81

Net revenue

Our net revenue was $64.7 million for the year ended December 31, 2002, which is an increase of 106% from $31.5 million for the prior year. The increase is attributable to (i) the inclusion in revenue of a full year of operations for our Philadelphia bioanalytical laboratory compared to four and one-half months in the prior year, (ii) inclusion of nine and one-half months of revenue for our Canadian operations compared to zero in the prior year, and (iii) the inclusion of four months of revenue at our Kennett Square operations compared to zero in the prior year. In 2002, both our Phase I and Phase II business, and our Phase III business grew over 2001 levels. On a pro forma basis, if we had owned all of our subsidiaries held at December 31, 2002 in both years, net revenue for the year ended December 31, 2002 would have increased approximately 16.2% over the same period in 2001.

Direct costs

Direct costs as a percentage of net revenue decreased to 56.7% from 57.7% for the year ended December 31, 2002 compared to the same period in the prior year. The largest factor affecting the decrease in our direct costs was the inclusion of a full year of our Philadelphia bioanalytical business operations, which we owned for only four and one-half months of 2001 and which has lower direct costs as a percentage of net revenue than our other operations taken as a whole.

Gross profit margins

Our gross profit margins increased to 43.3% in 2002 from 42.3% in 2001. The largest factor affecting the increase in our gross profit margins was the inclusion of a full year of higher margin bioanalytical business at our Philadelphia operations, which we owned for four and one-half months in 2001. The increase in gross profit margins was partially offset by the inclusion of nine and one-half months of our Canadian operations’ margins in 2002. Our Canadian operations’ gross profit margins are lower than we have otherwise experienced historically.

Selling, general and administrative expenses

Our S,G&A expenses increased from $7.6 million for the year ended December 31, 2001 to $17.9 million for the year ended December 31, 2002, an increase of 136.5%. As a percentage of net revenue, our S,G&A expenses increased from 24.0% for the year ended December 31, 2001 to 27.6% for the year ended December 31, 2002.

The increase in total S,G&A expenses for the year ended December 31, 2002 compared to the same period in 2001, is primarily due to (i) our increased sales and marketing efforts, (ii) an increase in bad debt expense, depreciation expense and other expenses consistent with our growth, (iii) the inclusion of our Canadian operations’ S,G&A expenses for nine and one half months in 2002 and (iv) the inclusion of our Kennett Square operations’ S,G&A expenses for four months in 2002. The increase in S,G&A expenses as a percentage of revenue is primarily due to the inclusion of our Canadian operations, which have relatively higher S,G&A expenses.

Income tax expense

Our effective tax rate for the 12 month period ended December 31, 2002 was 23.7% compared to 37.3% for the same period in 2001. This decrease is primarily attributable to the significantly lower tax rate of our Canadian operations as compared to the United States tax rate.

Earnings per share

Net income increased from $3.8 million to $7.9 million for the year ended December 31, 2002 compared to the year ended December 31, 2001, an increase of 106%. On a fully diluted basis, our net income per share increased from $0.81 to $1.05 for the year ended December 31, 2002 compared to the same period in 2001. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from approximately 4.7 million to approximately 7.5 million for the year ended December 31, 2002 compared to the corresponding period in the prior year. The increase in the number of shares resulted primarily from the issuance of 2,000,000 shares of common stock in connection with our public offering in December 2001, the exercise of approximately 709,000 warrants in August 2001, the issuance of approximately 167,000 shares in connection with the acquisition of our Canadian operations in March 2002, the issuance of approximately 234,000 shares in the acquisition of our Kennett Square operations in September 2002, and the exercise of approximately 400,000 warrants and options between January 1, 2002 and December 31, 2002.

Effects of Inflation

Our business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

For 2003, net cash provided by operating activities was approximately $9.8 million in contrast to approximately $5.3 million of net cash provided by operations in 2002. The change is primarily due to the substantial increase in net earnings, depreciation and amortization, offset by a substantial increase in net assets arising from the growth of our business in 2003.

For 2003, net cash used in investing activities was approximately $16.0 million compared to approximately $36.7 million used in investing activities in 2002.  In 2003, we used approximately $9.3 million of net cash to acquire Clinical Pharmacology, Synfine, the remaining 51% of Danapharm, and to establish SFBC Anapharm Europe; to purchase of approximately $5.4 million of property and equipment; and to purchase approximately $1.5 million in marketable securities. In 2002, we acquired Anapharm and NDS, Inc. for net cash of approximately $29.2 million and spent approximately $5.1 million in capital expenditures.

During 2003, net cash of approximately $55.9 million was provided by financing activities compared to net cash used by financing activities of approximately $1.3 million in 2002. The increase was primarily attributable to raising net proceeds of approximately $53.8 million (after all expenses) from a secondary offering in November 2003, and the receipt of approximately $2.3 million from the exercise of stock options in 2003. In addition, in 2002 we repurchased approximately $2.2 million of our common stock. We did not repurchase any common stock in 2003.

We have a Credit Facility with Wachovia. In 2004, we modified this Credit Facility by increasing it to $25 million. The interest rate on this Credit Facility is LIBOR based and variable and is currently approximately 3%. This Credit Facility enables SFBC to borrow for general working capital purposes and for the purpose of financing acquisitions of companies in related industries. This Credit Facility is secured by substantially all of our assets, the assets of our United States subsidiaries and a stock pledge of 65% of our Canadian holding company. In order to qualify to be able to draw down on the Credit Facility, we must comply with covenants requiring us to maintain certain leverage and debt service coverage ratios, as well as minimum liquidity.

On February 27, 2004, we borrowed $10 million under our Credit Facility for the purpose of purchasing the property which comprises our executive offices and principal Miami, Florida Phase I and Phase II clinical trials facility and central laboratory. As of March 8, 2003, our interest rate on the entire Credit Facility was approximately 3%. We expect re-pay at least $9 million of the Credit Facility when we finalize a mortgage loan. Wachovia has issued us a $9 million commitment for this purpose with an estimated fixed rate of approximately 5% per year, which is in addition to our $25 million Credit Facility.

At March 10, 2004, we had approximately $54.5 million in cash. Based upon our cash balances and our positive cash flows from operations, we believe we have enough working capital to meet our operational needs within the next 12 months. We are actively seeking to consummate one or more acquisitions that are accretive to earnings and meets certain operational requirements If we consummate one or more acquisitions, we expect to use our existing cash, our Credit Facility and, if necessary, obtain additional debt or equity financing. Except for the possibility of issuing stock related to a potential accretive acquisition, should one arise and the commitments noted below, we do not anticipate issuing any of our common stock during 2004.

We expect to expend approximately $5.0 million for capital assets consisting primarily of new equipment to create extra capacity and facilities for future growth. In addition, we expect to spend between $1 to 2 million to renovate the property we purchased in Miami last month.

Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$952,388	$231,381	$462,762	$258,245	$—
Capital Lease Obligations	5,127,073	2,023,066	2,277,229	780,268	46,510
Operating Lease Obligations	13,675,992	3,223,450	5,380,895	2,895,647	2,176,000
Purchase Obligations	2,493,596	1,852,741	640,855	—	—
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	—	—	—	—	—
Total	$22,249,049	$7,330,638	$8,761,741	$3,934,160	$2,222,510

Off Balance Sheet Commitments

We may pay NDS, Inc. up to approximately $6.4 million as an earn-out based upon SFBC New Drug Services’ future operating results over a two year period commencing October 1, 2003 and ending September 30, 2005. SFBC New Drug Services did not achieve its operating income milestone for the prior year ended September 30, 2003. This does not include $300,000 in guaranteed earn-out payable in $150,000 installments in 2004 and 2005 which has already been accrued on our balance sheet. We have the option to pay part of the earn-out, if achieved, with shares of our common stock.

We may pay the stockholders of Clinical Pharmacology additional merger consideration of up to $4 million per year, subject to a maximum of $9 million over the three years of the earn-out period which are the 12 months ended June 30, 2004, 2005 and 2006. The contingent payments are based upon meeting agreed-upon revenue milestones. If paid, the additional merger consideration will be in equal amounts of cash and SFBC common stock.

Based upon business to date, we expect that we will pay $4 million for the 12-month period ended June 30, 2004. This sum will be comprised of one-half cash and one-half common stock.

Related Party Transactions

In March 2003, Lisa Krinsky, M.D., our chairman of the board of directors and president, voluntarily prepaid a note due on July 31, 2003 in the amount of $98,919 including 6% per annum accrued interest. The loan represented personal expenses we paid for Dr. Krinsky in 1998 prior to our initial public offering. We will not make any future loans to our executive officers and directors. Disclosure of other related party transactions dealing with management compensation will be contained in the proxy statement referenced to in Part III of this Report.

New Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity be classified as liabilities in statements of financial position.

Most of the guidance in SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not and is not expected to have a material impact on the Company’s financial condition, results of operations, and cash flows.

In January 2003, the FASB issued Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51, which requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, FIN 46 expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of FIN 46 are effective for all financial statements issued after January 31, 2003. The consolidation requirements of FIN 46 are effective for all periods beginning after June 15, 2003. The Company has adopted FIN 46 in 2003 and applied its provision to its equity investment in SFBC Anapharm Europe.

[Balance of page intentionally left blank]

Pro Forma Disclosure

The following table reflects the application of $3,458,117 million for the year ended December 31, 2003 in Canadian tax credits, to the costs which generated the credit. Under United States generally accepted accounting principles or GAAP, the tax credits are required to be applied as a credit to “Income tax expense” on our income statement. As a result, in our financial statements net income before taxes is reduced by the amount of all of the direct costs and S,G&A expenses. Under the pro forma approach, we reduce the expenses which generated the credit by the amount of the credit, and increase income tax expense by a corresponding amount. The end result under the pro forma approach is that our direct costs and S,G&A expenses are lower, and our income tax expense is higher. Net income is identical under both the actual and pro forma approaches.

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

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

SELECTED PRO FORMA DISCLOSURES

FOR THE YEAR ENDED DECEMBER 31, 2003 (all in $USD)

Recast pro forma income statement to reflect the impact of Canadian tax credits

	Reported Actual Results For The Year Ended 12/31/2003		Canadian Tax Credit Reclass For The Year Ended 12/31/2003 (A)	Adjusted Pro Forma Income Reflecting Canadian Tax Credits For The Year Ended 12/31/2003 (B)

Net revenue	$103,852,536	100.0%	$—	$103,852,536	100.0%

Costs and expenses
Direct costs	59,309,054	57.1%	(2,926,298)	56,382,756	54.3%
Selling, general and administrative expenses	29,964,627	28.9%	(531,819)	29,432,808	28.3%
Total costs and expenses	89,273,681	86.0%	(3,458,117)	85,815,564	82.6%
Earnings from operations	14,578,855	14.0%	3,458,117	18,036,972	17.4%
Other income (expense)
Interest income	271,935		—	271,935
Interest expense	(427,122)		—	(427,122)
Total other income (expense)	(155,187)		—	(155,187)
Earnings before taxes	14,423,668		3,458,117	17,881,785
Income tax expense	2,841,960	19.7%	3,458,117	6,300,077	35.2%
Net earnings	$11,581,708	11.2%	$—	$11,581,708	11.2%

Earnings per share:
Basic	$1.48			$1.48
Diluted	$1.39			$1.39

Shares used in computing earnings per share:
Basic	7,834,590			7,834,590
Diluted	8,356,358			8,356,358

———————

(A)

The Canadian government encourages research and development activities by partially offsetting their costs through tax credits. Under United States GAAP, these credits are applied against “Income tax expense” on the income statement rather than against the underlying “Direct costs” or “Selling, general and administrative expenses” that generated the credit. Our current statutory rate on profits for United States operations is approximately 40%. The statutory tax rate in Quebec, Canada, where our principal Canadian operations are located, is approximately 33% (before the application of the tax credits).

(B)

During the year ended December 31, 2003, our Canadian operations generated approximately $3.5 million in tax credits. This column shows the pro forma impact on our operating results and ratios as if these credits were applied against the underlying expense line items that generated the credit rather than applying the credits against “Income tax expense.” We believe that the above pro forma presentation, which is not in conformity with GAAP, assists our management in comparing our operating margins and income tax rates to those of other companies in our sector. For this reason, we believe the pro forma table is useful to investors, but it is presented only for informational purposes and should not be considered as a substitute for our GAAP results.

Forward-Looking Statements

The statements in this Report relating to expansion of our principal Miami facility and the cost of renovations, the closing of the other Miami facility, permanent mortgage financing, repayment of our Credit Facility, leveraging of our Phase I and Phase II clinical trials business, industry and regulatory trends, increasing utilization of our principal Miami facility, our strategy described in Item 1 including the possibility of completing acquisitions and the nature of acquisition consideration, our future tax rates, 2004 gross margins, future SG&A expenses, Anapharm’s future business and the generation of tax credits, our future liquidity, our number of fully diluted shares outstanding in 2004 and our anticipated capital assets expenditures are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements within the meaning of the Act.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) an unanticipated decision to make an acquisition of a substantially larger competitor, which would require us to re-allocate our intended uses of our cash resources; (2) our ability to successfully implement our plans for operational and geographical expansion; (3) our ability to successfully achieve and manage the technical requirements of specialized clinical trial services, while maintaining compliance with applicable rules and regulations; (4) our ability to compete in attracting pharmaceutical and biotechnology companies in order to develop additional business; (5) our continued ability to recruit participants for clinical studies and efficiently conduct or manage the studies; (6) the economic climate nationally and internationally as it affects drug development operations and the future research needs of our clients; (7) our ability to integrate and absorb any acquisitions into our current operational structure, (8) the market price of our common stock, and (9) the factors listed below under “Special Factors Relating to Our Business and Common Stock.”

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

We are subject to changes in outsourcing trends in the branded pharmaceutical, biotechnology and generic drug industries which could adversely affect our operating results.

Economic factors and industry trends that affect our primary clients, branded pharmaceutical, biotechnology and generic drug companies, also affect our business and operating results. The outsourcing of drug development activities grew substantially during the past decade and we benefited from this trend. If these industries reduce the outsourcing of their clinical research and other drug development projects, our operations will be adversely affected. A continuing negative trend could have an ongoing adverse effect on our business, results of operations or financial condition. Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost containment efforts limit the profits which can be derived from new and generic drugs, our clients may reduce their research and development spending, which could reduce the business they outsource to us. We cannot predict the likelihood of any of these events.

If branded pharmaceutical, biotechnology and generic drug companies reduce their expenditures, our future revenue and profitability may be reduced.

Our business and continued expansion depend on the research and development expenditures of our clients. If these companies want to reduce costs, they may proceed with fewer clinical trials and other drug development. An economic downturn or other factors may cause our clients to decrease their research and development expenditures which would adversely affect our future revenue and profitability.

If we do not continue to generate a large number of new client contracts, or if our clients cancel or defer contracts, our future profitability may be adversely affected.

Most of our contracts are short term. As a result, we must continually replace our existing contracts with new contracts to sustain our revenue. A client’s drug development program is the driving force in our ability to initiate new contracts. In addition, a client may cancel or delay existing contracts at its discretion and is likely to do so if its drug is not ready for testing or if the test results are unsatisfactory. All of these factors are beyond our control. Our inability to generate new contracts on a timely basis would have a material adverse effect on our business, financial condition, and results of operations. In addition, since a large portion of our operating costs are relatively fixed, variations in the timing and progress of contracts can materially affect our results.

Our operating results can be expected to fluctuate from period to period.

Our operating results can be expected to fluctuate from period to period. These fluctuations are usually due to the level of new business awards in a particular period and the timing of the initiation, progress, or cancellation of significant projects. Because of our relatively small size and the relatively small number of our shares outstanding, even a short acceleration or delay in such projects can have a material effect on our results in a given reporting period. Historically, our revenue from our United States operations has typically been higher in the second half of the year, although we did not experience any seasonality in 2003. We do not know whether our United States business will experience future seasonality. Our varying periodic results may result in the drop of our common stock price if investors react to our reporting operating results which are less favorable than in a prior period or than those anticipated by investors or the financial community generally.

A significant portion of our growth has come from acquisitions, and we plan to make more acquisitions in the future as part of our continuing growth strategy. This growth strategy subjects us to numerous risks.

A very important aspect of our growth strategy has been and is to pursue strategic acquisitions of related businesses that we believe can expand or compliment our business. Since March 2000, we have substantially grown our business through the completion of eight acquisitions. Acquisitions require significant capital resources and divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct pre-dating our acquisition of a business that were not known to us at the time of acquisition. We may also incur significantly greater expenditures in integrating an acquired business than we had anticipated at the time of its purchase. In addition, acquisitions may create unanticipated tax and accounting problems, including the possibility that we might be required to write-off goodwill which we have paid for in connection with an acquisition. A key element of our acquisition strategy has been to retain management of acquired businesses to operate the acquired business for us. Many of these individuals maintain important contacts with clients of the acquired business. Our inability to retain these individuals could materially impair the value of an acquired business. Our failure to successfully accomplish future acquisitions or to manage and integrate completed or future acquisitions could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that:

●

we will identify suitable acquisition candidates;

●

we can consummate acquisitions on acceptable terms;

●

we can successfully integrate any acquired business into our operations or successfully manage the operations of any acquired business; or

●

we will be able to retain an acquired company’s significant client relationships, goodwill and key personnel or otherwise realize the intended benefits of any acquisition.

We have grown rapidly over the last few years, and our growth has placed, and is expected to continue to place, significant demands on us.

We have grown rapidly over the last several years, including through acquisitions. Businesses that grow rapidly often have difficulty managing their growth. Our rapid growth has placed and is expected to continue to place significant demands on our management, on our accounting, financial, information and other systems and on our business. Although we have expanded our management, we need to continue recruiting and employing experienced executives and key employees capable of providing the necessary support. In addition, we will need to continue to improve our financial, accounting, information and other systems in order to effectively manage our growth. Historically, when making acquisitions we have targeted operations that we believe can be operated as autonomous business units and we have not transitioned acquired businesses to a common financial, accounting or information systems platform. This decentralization of our operations and systems may create difficulties for us in the future. We expect that all of our North American subsidiaries will be using common accounting software this year. Although our management believes that our internal controls are effective, in connection with past audits (most recently the audit for the year ended December 31, 2003), Grant Thornton LLP, our independent certified public accountants, notified our management and audit committee of the existence of “significant deficiencies in internal controls,” which is an accounting term for internal control deficiencies that, in the judgment of our independent certified public accountants, are significant. Although Grant Thornton did not conclude that the reportable conditions, either individually or in the aggregate, constituted a “material weakness” in our internal controls, if we do not effectively execute our plans to strengthen our internal controls, including plans to prepare us to comply with the new annual internal control certification that will be required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related SEC rules, our auditors in the future could find such a weakness in our internal controls. We cannot assure you that our management will be able to manage our growth effectively or successfully, or that our financial, accounting, information or other systems will be able to successfully accommodate our growth. Our failure to meet these challenges could materially impair our business.

We have substantial non-U.S. operations, which exposes us to currency risks.

Approximately 47.5% of our net revenue for the year ended December 31, 2003 was derived from our Canadian operations. In addition, we own a 49% interest in a joint venture which operates a bioanalytical laboratory in Barcelona, Spain and provide services to the European market. Our financial statements are denominated in U.S. dollars, and accordingly, changes in the exchange rate between the Canadian dollar or other foreign currencies and the U.S. dollar could materially affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. We also may be subject to foreign currency transaction risk when our service contracts are denominated in a currency other than the currency in which we incur expenses or earn fees related to such contracts. For example, our Canadian operations often perform services for a fixed price denominated in U.S. dollars or in Euros while their payroll and other expenses are primarily Canadian dollar expenses. To date we have not hedged our Canadian dollar or Euro translation or transaction risks with foreign currency forward or exchange contracts or options.

We could be adversely affected by tax law changes in Canada.

Our operations in Canada currently benefit from favorable corporate tax arrangements. We receive substantial tax credits in Canada from both the Canadian federal and Quebec governments. Our Canadian operations employ a high number of research and development employees which results in significant expenses related to these services. Due to the nature of these services, the Canadian government subsidizes a portion of these expenses through tax credits that result in a reduced effective tax rate as well as a significant deferred tax asset on our balance sheet. However, there is no assurance that the credits will be fully realized. Any reduction in the availability or amount of these tax credits could have a material adverse effect on our profits and cash flow from our Canadian operations.

If we are required to write off goodwill or other intangible assets, our financial position and results of operations would be adversely affected.

As of December 31, 2003, we had goodwill and other intangible assets of approximately $49.9 million, which constituted about 28.7% of our total assets. We periodically evaluate goodwill and other intangible assets for impairment. Any determination requiring the write off of a significant portion of our goodwill or other intangible assets, could adversely affect our results of operations and financial condition.

At any given time, one or a limited number of clients may account for a large percentage of our revenue, which means that we face a greater risk of loss of revenue if we lose a major client.

Historically, a small number of clients have generated a large percentage of our revenue in any given period. In each of 2002 and 2003, no client provided more than 10% of our revenue, but our 10 largest clients provided approximately 44% and 38.4%, respectively, of our revenue. In 2001, one client represented about 17% of our revenue. Companies that constitute our largest clients vary from year to year, and our revenue from individual clients fluctuates each year. If we lose one or more major clients, our business, financial condition and results of operations could be materially and adversely affected.

Our clients may in any given period cancel or delay their contracts or clinical trials, which could reduce or delay our revenue and result in operating losses.

Our clients may cancel or delay their contracts with us at any time for no reason. They also may cancel or delay a clinical trial for a variety of reasons, including:

●

manufacturing problems resulting in a shortage or unavailability of the drug we are testing;

●

a decision by a client to de-emphasize or cancel the development of a drug;

●

unexpected clinical trial results;

●

adverse participant reaction to a drug;

●

an action by regulatory authorities (in the United States, the FDA, and in Canada, the TPD); and

●

inadequate participant enrollment.

The loss or delay of a large project or contract or the loss or delay of multiple smaller contracts could have a material adverse effect on our business, financial condition and future results of operations.

If we lose the services of our key personnel or are unable to attract qualified staff, our business could be adversely affected.

Our success is substantially dependent upon the performance, contributions and expertise of our senior management team, including, among others, Lisa Krinsky, M.D., Arnold Hantman, C.P.A., Gregory B. Holmes, Pharm.D., Marc LeBel, Pharm.D., Gary Ingenito, M.D. and Ph.D. and Allan Xu, Ph.D. In addition, members of our senior management team play a very significant role in the generation of new business and retention of existing clients. We also depend on our ability to attract and retain qualified management, professional and operating staff. Our loss of the services of any of the members of senior management, or any other key executive, or our inability to continue to attract and retain qualified personnel, could have a material adverse effect on our business.

Because we are significantly smaller than our largest competitors, we may lack the financial resources needed to compete effectively.

There are a large number of drug development services companies ranging in size from one person firms to full service, global drug development corporations. It is relatively easy for a new company to enter our industry. Intense competition may lead to price pressure or other conditions that could adversely affect our business. Many of our competitors are substantially larger than us and have greater resources. We may lack the operating and financial resources needed to compete effectively.

We risk potential liability when conducting clinical trials, which could cost us large amounts of money.

Our clinical trials involve administering drugs to humans in order to determine the effects of the drugs. By doing so, we are subject to the general risks of liability to these persons, which include those relating to:

●

adverse side effects and reactions resulting from administering these drugs to a clinical trial participant;

●

improper administration of these drugs; or

●

potential professional malpractice of our employees or contractors, including physicians.

Our contracts may not have adequate indemnification agreements requiring our clients to indemnify us in the event of adverse consequences to our participants caused by their drugs. We also carry liability insurance but there is no certainty as to the adequacy, or the continued availability at rates acceptable to us, of such liability insurance. We could also be held liable for other errors or omissions in connection with our services. For example, we could be held liable for errors or omissions or breach of contract if our laboratories inaccurately report or fail to report lab results. If we do not perform our services to contractual or regulatory standards, the clinical trial process could be adversely affected. Additionally, if clinical trial services such as laboratory analysis do not conform to contractual or regulatory standards, trial participants could be affected. If there is a damage claim not covered by insurance, the indemnification agreement is not enforceable or broad enough, or our client is insolvent, any resulting award against us could result in our experiencing large losses.

We face a risk of liability from our handling and disposal of medical wastes, which could cause us to incur significant costs or otherwise adversely affect us.

Our clinical trial activities and laboratory services involve the controlled disposal of medical wastes, which are considered hazardous materials. We cannot completely eliminate the risk of accidental contamination or injury from these materials. If this occurs, we could be held liable for clean-up costs, damages, face significant fines, and face the temporary or permanent shutdown of our operations.

If we do not continue to develop new scientific methods, or assays, for our analytical applications, we may be unable to compete with other entities offering bioanalytical laboratory services.

We must continuously develop scientific methods to test drug products in order to meet the needs of our clients and attract new clients. In order to substantially increase the business of our bioanalytical laboratories, which provide services for branded pharmaceutical companies, biotechnology companies and generic drug companies, we must be able to provide solutions for our clients. This requires staying abreast of current regulatory requirements and identifying methods and applications that will assist our clients in obtaining approval for their products. If we are not successful in developing new methods and applications, we may lose our clients.

Relaxation of government regulation could decrease the need for the services we provide.

Governmental agencies throughout the world, but particularly in the United States and Canada, highly regulate the drug development/approval process. Part of our business involves helping branded pharmaceutical, biotechnology and generic drug companies through the regulatory drug approval process. Any relaxation in regulatory approval standards could substantially reduce the need for our services, and, as a result, our business, results of operations and financial condition could be materially adversely affected. Potential regulatory changes under consideration in the United States and elsewhere include mandatory substitution of generic drugs for innovator drugs, relaxation in the scope of regulatory requirements or the introduction of simplified drug approval procedures, some of which already exist in Canada. These and other changes in regulation could have an impact on the business opportunities available to us.

Failure to comply with applicable governmental regulations could harm our operating results and reputation.

We may be subject to regulatory action if we fail to comply with applicable laws and regulations. Failure to comply can also result in the termination of ongoing research and disqualification of data collected during the clinical trials. This could harm our reputation, our prospects for future work and our operating results. A finding by the FDA that we are not in compliance with GLP standards for our laboratories, current GMP standards, and/or GCP standards for our clinical facilities could materially and adversely affect us. In addition, we must comply with state laws governing clinical trials. For example, if we were to fail to verify that informed consent is obtained from participants in connection with a particular clinical trial, the data collected from that trial could be disqualified, and we could be required to redo the trial under the terms of our contract at no further cost to our clients, but at substantial cost to us. Such an event could also damage our reputation and could cause future harm to our operating results.

If we are unable to submit electronic records to the FDA according to FDA regulations, our ability to perform services for our customers which meet applicable regulatory requirements could be adversely affected.

If we are unable to submit electronic records to the FDA which meet the requirements of FDA regulations, this may adversely affect our customers when they submit the data concerned to the FDA in support of an application for approval of a product. The FDA published 21 CFR Part 11 “Electronic Records; Electronic Signatures; Final Rule,” known as “Part 11,” in 1997. Part 11 became effective in August 1997 and defines the regulatory requirements that must be met for FDA acceptance of electronic records and/or electronic signatures in place of the paper equivalents. Part 11 requires that those utilizing such electronic records and/or signatures employ procedures and controls designed to ensure the authenticity, integrity and, as appropriate, confidentiality of electronic records and, Part 11 requires those utilizing electronic signatures to ensure that a person appending an electronic signature cannot readily repudiate the signed record. Pharmaceutical, medical device and biotechnology companies are increasing their utilization of electronic records and electronic signatures and are requiring their service providers and partners to do likewise. Becoming compliant with Part 11 involves considerable complexity and cost. Our ability to provide services to our clients in full compliance with applicable regulations includes a requirement that, over time, we become compliant and maintain compliance with the requirements of Part 11. If we are unable to achieve this objective, our ability to provide services to our customers which meet FDA requirements may be adversely affected.

We may bear financial risk if we under price our contracts or overrun cost estimates.

Since our contracts are often structured as fixed price, we bear the financial risk if we initially under price our contracts or otherwise overrun our cost estimates. Such under pricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Sales of substantial amounts of our common stock or the perception that such sales may occur could cause the market price of our common stock to drop significantly, even if our business is performing well.

Our stock price may be depressed by future sales of our shares or the perception that such sales may occur. We had 10,012,105 shares outstanding as of March 9, 2004, of which 1,682,616 are subject to limitations on resale under SEC Rule 144. Almost all of our remaining outstanding shares of common stock are freely tradable, including shares that were issued in connection with past acquisitions and that have been registered for resale with the SEC. Sales of substantial amounts of our common stock in the public market by these holders might lower our common stock’s market price. We are unable to estimate the amount, timing or nature of future sales of our outstanding common stock.

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult, which could depress our stock price.

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents as currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Our charter documents provide that our board of directors may issue, without a vote of our stockholders, one or more series of preferred stock that has more than one vote per share. This could permit our board of directors to issue preferred stock to investors who support our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in the price of our common stock and a decline in interest in the stock, which could make it more difficult for stockholders to sell their shares. This could cause the market price of our common stock to drop significantly, even if our business is performing well. Our bylaws also limit who may call a special meeting of stockholders and establish advance notice requirements for nomination for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. Our board of directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future. In addition, provisions of certain contracts, such as employment agreements with our executive officers, may have an anti-takeover effect.

Our stock price can be extremely volatile, and your investment could suffer a decline in value.

The trading price of our common stock has been, and is likely to be, volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

●

actual or anticipated variations in quarterly operating results, including changes in our guidance as to forecasted earnings;

●

changes in financial estimates by securities analysts;

●

loss of a major client;

●

new service offerings introduced or announced by our competitors;

●

changes in market valuations of other similar companies;

●

our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●

additions or departures of key personnel; and

●

sales of our common stock, including short sales.

As a result, you could lose all or part of your investment. In addition, the stock market in general experiences extreme price and volume fluctuations that are often unrelated and disproportionate to the operating performance of companies.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to market risks in some of our financial instruments. These instruments are carried at fair value on our financial statements. We are subject to currency risk due to our Canadian operations. We are also subject to interest rate risk on our credit facility if we borrow under it as described below. We have not entered into market risk sensitive instruments for trading purposes.

Market risk

 In 2002 and 2003, we purchased certain debt securities. We classify our investments in debt securities as available-for-sale in accordance with Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments classified as available-for-sale are carried at fair value based on quoted market prices. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive earnings, net of applicable deferred income taxes. As of December 31, 2003, the unrealized gain on investments in marketable securities was insignificant. Cost is determined on the actual purchase price of the marketable security for determining realized gains and losses. As of December 31, 2003, there were no realized gains or losses.

Financial instruments that potentially subject us to credit risk consist principally of trade receivables. We perform services and extend credit based on an evaluation of the client’s financial condition without requiring collateral. Exposure to losses on receivables is expected to vary by client due to the financial condition of each client. We monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. Additionally, we, from time to time, maintain cash balances with financial institutions in amounts that exceed federally insured limits.

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, and notes payable. At December 31, 2003, the fair value of these instruments approximates their carrying amounts.

Currency risk

At our Canadian operations where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the applicable reporting period. Revenue and expenses of our Canadian operations is translated at the average exchange rate during the period. The aggregate effect of translating the financial statements of our Canadian operations is included in a separate component of stockholders’ equity entitled “Accumulated Other Comprehensive Earnings.” For the year ended December 31, 2003, we had a gain from foreign currency transactions of $415,720. Currency translation risks arise primarily from our Canadian operations. We currently do not hedge our foreign currency risks.

Interest rate risk

We have a $25 million Credit Facility with Wachovia. At December 31, 2003, we had no outstanding balance under our Credit Facility under which we could borrow at that time up to $15 million. The interest rate on this credit facility is LIBOR based and variable. As of December 31, 2003, our average interest rate on the entire

Credit Facility was 0%. This Credit Facility enables us to borrow for general working capital purposes and for the purpose of financing acquisitions of companies in related industries. This Credit Facility is secured by substantially all of our assets and those of our United States subsidiaries and a pledge of 65% of the capital stock of our Canadian holding company. Changes in interest rates, and LIBOR in particular, will affect our cost of funds under this facility.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See F pages at the end of this Report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this Report.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. In the course of this evaluation, we sought to identify any significant deficiencies in our use of a disclosure committee or reporting to our management of information relating to our operating subsidiaries. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to SFBC (including our consolidated subsidiaries) required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Report. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item shall be contained in the proxy statement for the 2004 annual meeting, which shall be filed within 120 days of December 31, 2003.

ITEM 10A.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this Item shall be contained in the proxy statement for the 2004 annual meeting, which shall be filed within 120 days of December 31, 2003.

ITEM 11.

EXECUTIVE COMPENSATION.

The information required by this Item shall be contained in the proxy statement for the 2004 annual meeting which shall be filed within 120 days of December 31, 2003.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item shall be contained in the proxy statement for the 2004 annual meeting which shall be filed within 120 days of December 31, 2003.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item shall be contained in the proxy statement for the 2004 annual meeting which shall be filed within 120 days of December 31, 2003.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item shall be contained in the proxy statement for the 2004 annual meeting which shall be filed within 120 days of December 31, 2003.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

The following documents are filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

(c)

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Incorporation (1)
3.2	First Amendment to Certificate of Incorporation (1)
3.3	Certificate of Correction to Certificate of Incorporation (2)
3.4	Bylaws (1)
3.5	First Amendment to the Bylaws (2)
3.6	Second Amendment to the Bylaws (10)
3.7	Third Amendment to the Bylaws
4.1	Form of Common Stock Certificate (1)
10.1	Employment Agreement of Arnold Hantman (3)
10.2	Employment Agreement of Lisa Krinsky, M.D. (3)
10.3	Employment Agreement of Dr. Gregory Holmes (1)
10.6	Employment Agreement of David Natan (4)
10.7	Employment Agreement of Marc LeBel (4)
10.8	Employment Agreement of Allan Xu (5)
10.9	Employment Agreement of Dr. Michael Adams (10)
10.10	Employment Agreement of Gary Ingenito, M.D., Ph.D.
10.11	Second Amended and Restated 1999 Stock Option Plan (4)
10.12	Asset Purchase Agreement (SFBC Charlotte, Inc.)* (2)
10.13	Share Purchase Agreement (Anapharm, Inc.)* (6)
10.14	Agreement and Plan of Merger (SFBC Analytical Laboratories, Inc.) (7)
10.15	Asset Purchase Agreement (SFBC New Drug Services, Inc.)*(8)
10.16	Acquisition Agreement (Clinical Pharmacology Associates)*(9)
10.17	Second Amended and Restated Revolving Credit and Security Agreement
10.18	Audit Committee Charter – 2004
10.19	Post-Closing Agreement regarding the Acquisition of 11190 Biscayne Boulevard, Miami Florida
10.20	Amendment to Asset Purchase Agreement (SFBC New Drug Services, Inc.)
21	Subsidiaries of SFBC International, Inc.
23	Consent of Grant Thornton LLP dated March 15, 2004
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.1	CEO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002
32.2	CFO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002

———————

*

Confidential Portions omitted and filed separately with the Commission pursuant to a Request for Confidential Treatment.

(1)

Contained in Form SB-2 filed on August 17, 1999

(2)

Contained in Form SB-2 filed on October 5, 2000

(3)

Contained in Form SB-2 filed on July 21, 2000

(4)

Contained in Form 10-KSB filed April 1, 2002

(5)

Contained in Form SB-2 filed on September 7, 2001

(6)

Contained in Form 10-KSB/A filed on April 10, 2002

(7)

Contained in Form 8-K/A filed on August 29, 2001

(8)

Contained in Form 8-K/A filed on March 21, 2003

(9)

Contained in Form 8-K filed on August 19, 2003

(10)

Contained in Form 10-KSB filed on March 31, 2003

(b)

Reports on Form 8-K

Three Reports on Form 8-K were filed during the last quarter of the period covered by this Report. The Report filed on October 20, 2003, disclosed our earnings for the third quarter of 2003 and furnished the corresponding press release. The Report filed on October 29, 2003 disclosed the establishment of our bioanalytical laboratory in Spain. The Report filed on December 2, 2003 furnished our press release which updated our 2003 earnings per share guidance and provided guidance for 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFBC INTERNATIONAL, INC.

	By:	/s/ ARNOLD HANTMAN
Date: March 15, 2004		Arnold Hantman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LISA KRINSKY, M.D.	Chairman of the Board of Directors	March 15, 2004
Lisa Krinsky, M.D.

/s/ ARNOLD HANTMAN	Director	March 15, 2004
Arnold Hantman

/s/ DAVID NATAN	Vice President of Finance (Principal Financial Officer) And Chief Accounting Officer	March 15, 2004
David Natan

/s/ JACK LEVINE	Director	March 15, 2004
Jack Levine

/s/ DR. LEONARD WEINSTEIN	Director	March 15, 2004
Dr. Leonard Weinstein

/s/ DAVID LUCKING	Director	March 15, 2004
David Lucking

C O N T E N T S

Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS	F-2

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	F-3

CONSOLIDATED STATEMENTS OF EARNINGS	F-4

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY	F-5 - F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7 - F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-9 - F-29

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

SFBC International, Inc.

We have audited the accompanying consolidated balance sheets of SFBC International, Inc. and Subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SFBC International, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard 142 “Goodwill and Other Intangible Assets” on January 1, 2002.

/s/ Grant Thornton LLP

Miami, Florida

February 14, 2004 (except for Note M,

   as to which the date is February 27, 2004)

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND DECEMBER 31, 2002

	December 31,
	2003	2002
ASSETS

Current Assets
Cash and cash equivalents	$56,020,452	$6,361,496
Investment in marketable securities	3,911,546	2,413,522
Accounts receivable, net	32,857,531	21,753,778
Income tax receivable	1,350,507	290,221
Loans receivable from stockholders	210,870	214,575
Loans receivable from officers	—	128,825
Deferred income taxes	121,565	—
Prepaids and other current assets	4,058,486	4,256,584
Total current assets	98,530,957	35,419,001
Loans receivable from stockholders	400,000	600,000
Property and equipment, net	24,177,018	16,612,579
Goodwill, net	47,789,383	30,151,148
Other intangibles, net	2,111,493	2,662,603
Deferred income taxes	—	283,665
Other assets, net	41,751	230,444
Total assets	$173,050,602	$85,959,440

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	5,765,365	6,323,414
Accrued liabilities	4,913,332	1,841,087
Purchase consideration due to stockholders	1,739,677	1,200,000
Advance billings	4,733,819	3,802,754
Deferred income taxes	—	85,308
Notes payable, current portion	1,997,733	1,361,231
Total current liabilities	19,149,926	14,613,794
Notes payable	3,653,683	2,786,956
Deferred income taxes	303,721	—
Commitments	—	—
Stockholders' equity
Preferred stock. $0.10 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized, 9,990,555 shares and 7,408,682 shares issued and outstanding as of December 31, 2003 and December 31, 2002	9,991	7,409
Additional paid-in capital	123,859,431	58,068,002
Retained earnings	24,223,139	12,641,431
Deferred compensation	(732,380)	—
Accumulated other comprehensive earnings	2,583,091	18,332
Common stock held in treasury, at cost - 0 shares and 204,300 shares at December 31, 2003 and December 31, 2002	—	(2,176,484)
Total stockholders' equity	149,943,272	68,558,690
Total liabilities and stockholders' equity	$173,050,602	$85,959,440

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Years Ended December 31,
	2003	2002	2001

Net revenue	$103,852,536	$64,740,047	$31,470,528
Costs and expenses
Direct costs	59,309,054	36,727,571	18,150,867
Selling, general and administrative expenses	29,964,627	17,867,455	7,556,126
Total costs and expenses	89,273,681	54,595,026	25,706,993
Earnings from operations	14,578,855	10,145,021	5,763,535
Other income (expense)
Interest income	271,935	446,662	359,159
Interest expense	(427,122)	(281,880)	(27,112)
Total other income (expense)	(155,187)	164,782	332,047
Earnings before taxes	14,423,668	10,309,803	6,095,582
Income tax expense	2,841,960	2,441,565	2,276,114
Net earnings	$11,581,708	$7,868,238	$3,819,468
Earnings per share:
Basic	$1.48	$1.12	$0.94
Diluted	$1.39	$1.05	$0.81
Shares used in computing earnings per share:
Basic	7,834,590	7,043,518	4,073,292
Diluted	8,356,358	7,487,226	4,739,191

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Common Stock		Additional Paid – In Capital	Retained Earnings	Note Receivable Officer	Deferred Compensation	Accumulated Other Comprehensive Earnings	Common Stock Held in Treasury	Total
	Shares	Par Value

Balances - January 1, 2001	3,589,642	3,590	10,345,323	953,725	—	—	—	—	11,302,638

Common stock options issued as compensation	—	—	170,000	—	—	—	—	—	170,000

Exercise of stock options and warrants	899,087	899	6,893,409	—	—	—	—	—	6,894,308

Issuance of common stock for services	5,556	5	37,494	—	—	—	—	—	37,499

Common Stock issued - Keystone acquisition	178,035	178	2,574,264	—	—	—	—	—	2,574,442

Repurchase of common stock	(2,000)	(2)	(25,530)	—	—	—	—	—	(25,532)

Proceeds from public offering	2,000,000	2,000	32,498,000	—	—	—	—	—	32,500,000

Offering costs	—	—	(2,909,709)	—	—	—	—	—	(2,909,709)

Tax benefit from exercise of stock options	—	—	330,594	—	—	—	—	—	330,594

Note receivable – officer	—	—	—	—	(62,500)	—	—	—	(62,500)

Net earnings	—	—	—	3,819,468	—	—	—	—	3,819,468

Balances - December 31, 2001	6,670,320	6,670	49,913,845	4,773,193	(62,500)	—	—	—	54,631,208

Comprehensive earnings:
Net earnings	—	—	—	7,868,238	—	—	—	—	7,868,238
Foreign currency translation, net of tax	—	—	—	—	—	—	18,332	—	18,332
Total comprehensive earnings									7,886,570

Common stock options issued as compensation	—	—	35,417	—	—	—	—	—	35,417

Exercise of stock options and warrants	336,927	338	1,320,767	—	—	—	—	—	1,321,105

Common stock issued - Anapharm acquisition	167,375	167	3,255,276	—	—	—	—	—	3,255,443

Common stock issued - NDS acquisition	234,060	234	3,022,345	—	—	—	—	—	3,022,579

Repurchase of common stock	—	—	—	—	—	—	—	(2,176,484)	(2,176,484)

Tax benefit resulting from exercise of stock options	—	—	520,352	—	—	—	—	—	520,352

Repayment of note receivable - officer	—	—	—	—	62,500	—	—	—	62,500

Balances - December 31, 2002	7,408,682	7,409	58,068,002	12,641,431	—	—	18,332	(2,176,484)	68,558,690

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — continued

	Common Stock		Additional Paid – In Capital	Retained Earnings (Deficit)	Note Receivable Officer	Deferred Compensation	Accumulated Other Comprehensive Earnings	Common Stock Held in Treasury	Total
	Shares	Par Value

Comprehensive earnings:
Net earnings	—	—	—	11,581,708	—	—	—	—	11,581,708
Foreign currency translation, net of tax	—	—	—	—	—	—	2,564,759	—	2,564,759
Total comprehensive earnings									14,146,467

Exercise of stock options and warrants	290,955	291	2,221,253	—	—	—	—	—	2,221,544

Common stock issued – Danapharm acquisition	27,146	27	479,035	—	—	—	—	—	479,062

Common stock issued - CPA acquisition	443,072	443	9,047,087	—	—	—	—	—	9,047,530

Common stock issued as deferred compensation	25,000	25	758,755	—	—	(732,380)	—	—	26,400

Retirement of treasury shares	(204,300)	(204)	(2,176,280)	—	—	—	—	2,176,484	—

Proceeds from public offering	2,000,000	2,000	55,458,000	—	—	—	—	—	55,460,000

Offering costs	—	—	(1,617,161)	—	—	—	—	—	(1,617,161)

Tax benefit resulting from exercise of stock options	—	—	1,620,740	—	—	—	—	—	1,620,740

Balances - December 31, 2003	9,990,555	9,991	123,859,431	24,223,139	—	(732,380)	2,583,091	—	149,943,272

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

Cash flows from operating activities
Net earnings	$11,581,708	$7,868,238	$3,819,468
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,753,608	2,869,671	593,502
Provision for bad debt	77,771	321,622	48,439
Noncash compensation - reduction of note receivable	200,000	200,000	—
Stock based compensation	26,400	35,417	170,000
Issuance of common stock for services	—	—	37,499
Tax benefit resulting from exercise of stock options	1,620,740	520,352	330,594
Changes in assets and liabilities, net of acquisitions
Accounts receivable	(7,695,451)	(5,761,714)	(985,472)
Income tax receivable	(1,056,683)	(290,221)	—
Prepaid expenses and other current assets	312,018	(2,011,931)	51,532
Other assets	188,693	(42,168)	(397,714)
Accounts payable	(2,380,710)	1,415,242	88,906
Accrued liabilities	1,872,245	1,005,187	(122,856)
Advance billings	(113,305)	2,236,828	(107,304)
Income taxes payable	684	(1,550,228)	600,348
Deferred income taxes	381,620	(1,545,755)	(481,283)
Total adjustments	(1,812,370)	(2,597,698)	(173,809)
Net cash provided by operating activities	9,769,338	5,270,540	3,645,659
Cash flows from investing activities
Cash consideration - acquisitions, net of cash acquired	(9,289,185)	(29,228,978)	(3,378,552)
Purchase of property and equipment	(5.378,337)	(5,104,469)	(3,002,338)
Change in long term investments and marketable securities	(1,498,024)	(2,413,522)	—
Loans receivable from officers/stockholders	—	—	(1,000,000)
Repayment on loans to officers/stockholders	132,530	20,117	56,197
Net cash used in investing activities	(16,033,016)	(36,726,852)	(7,324,693)
Cash flows from financing activities
Borrowings against bank line of credit	10,300,000	—	—
Payments on bank line of credit	(10,300,000)	—	—
Principal additions to and payments on notes payable	(138,743)	(429,951)	(401,997)
Purchase of treasury stock	—	(2,176,689)	(25,532)
Proceeds from the issuance/exercise of warrants and common stock	2,221,544	1,321,309	6,831,808
Net proceeds from secondary public offering	53,842,839	—	29,590,291
Net cash (used in) provided by financing activities	55,925,640	(1,285,331)	35,994,570
Net effect of exchange rate changes on cash	(3,006)	—	—
Net (decrease) increase in cash and cash equivalents	49,658,956	(32,741,643)	32,315,536
Cash and cash equivalents at beginning of period	6,361,496	39,103,139	6,787,603
Cash and cash equivalents at end of period	$56,020,452	$6,361,496	$39,103,139

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE TWELVE MONTH PERIODS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

Supplemental disclosures:
Interest paid	$427,122	$281,880	$27,112
Income taxes paid	$2,348,672	$2,921,103	$1,388,275
Supplemental disclosures of non-cash investing and finance activities:
Fair value of net assets (liabilities) assumed in connection with acquisition of businesses	$4,394,981	$14,994,000	$1,735,041
Common stock issued in connection with acquisition of business	$9,526,592	$6,278,023	$2,574,442
Professional fees accrued in connection with acquisition of business	$—	$73,360	$—
Stock based compensation	$26,400	$35,417	$170,000
Common stock issued for services	$—	$—	$37,499
Issuance of common stock for note receivable	$—	$—	$62,500
Note receivable relieved in connection with acquisition of business	$—	$—	$209,337
Reduction of note receivable in lieu of bonus payment	$200,000	$200,000	$—
Capital lease obligations	$823,896	$121,095	$—

See accompanying notes.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SFBC International, Inc. and subsidiaries (the “Company”) is a contract research organization with locations in Miami and Ft. Myers, Florida, Charlotte, North Carolina, Kennett Square and Philadelphia, Pennsylvania, and Quebec City, Montreal and Trois Rivieres, Quebec, Canada and Toronto and London, Ontario, Canada. The Company owns 49% of a joint venture which operates a bioanalytic laboratory in Barcelona, Spain which commenced operations in November 2003. The accounts of this joint venture are included in the Company’s consolidated accounts as of December 31, 2003. The Company provides clinical research, bioanalytical laboratory services and drug development services to pharmaceutical and biotechnology companies and manages clinical trials at multiple sites primarily involving ophthalmology, dermatology and generic drug testing. Almost all of the Company’s clients are entities based throughout the United States and Canada, except for the Barcelona laboratory whose clients are based in Europe. A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances.

Management believes that the following may involve a higher degree of judgment or complexity:

Revenue and Cost Recognition

Revenues from contracts are generally recognized as services are performed on the percentage-of-completion method of accounting with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in revenue when the work is performed and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Due to the inherent uncertainties in estimating performance, it is at least reasonably possible that the estimates used will change in the near term and the change in revenue could be material.

Included in revenue are out-of-pocket expenses incurred in contract management in accordance with EITF 01-14. The amounts are approximately $5,325,000 in 2003; $990,000 in 2002; and $950,000 in 2001. The corresponding are also included in direct costs.

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

Collectibility of Accounts Receivable

The Company’s allowance for doubtful accounts and allowance for changes in contracts are based on management’s estimates of the creditworthiness of its clients, analysis of subsequent changes in contracts, analysis of delinquent accounts, the payment histories of the accounts and management’s judgment with respect to current economic conditions and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management reviews its accounts receivable aging on a regular basis for past due accounts. Any uncollectible amounts are written off against the allowance.

(continued)

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Collectibility of Accounts Receivable — Continued

Management sets reserves for customers based upon historical collection experience, and sets specific reserves for customers whose accounts have aged significantly beyond this historical collection experience.

Should business conditions deteriorate or any major client default on its obligations to the Company, this allowance may need to be significantly increased, which would have a negative impact upon the Company’s operations.

The allowance for changes in contracts is an estimate established through reductions to net revenue while the allowance for doubtful accounts is an estimate established through charges to selling, general and administrative expenses.

Income Taxes

Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company operates within multiple taxing jurisdictions in the United States, Canada and Spain, and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.

Impairment of Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its long-lived assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining depreciation or amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows.

In 2002, the Company performed a transitional test for impairment of goodwill. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. The Company assesses fair value based upon its best estimate of the present value of future cash flows that it expects to generate by the reporting unit. The Company’s annual fair value assessment is performed each December 31. The tests performed for 2003 and 2002 did not identify any instances of impairment. However, changes in expectations as to the present value of the reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

OTHER ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of SFBC International, Inc., its wholly-owned subsidiaries and the 49%-owned Spanish joint venture which the Company controls. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a purchased maturity of three months or less to be cash equivalents, including money market funds. Cash balances at December 31, 2003 and 2002 include $5,695,672 and $1,183,249, respectively held in foreign banks by the Company’s foreign subsidiaries.

(continued)

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Investment in Marketable Securities

In 2003 and 2002, the Company purchased certain debt securities. The Company classifies its investments in debt securities as available-for-sale in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments classified as available-for-sale are carried at fair value based on quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive earnings, net of applicable deferred income taxes. As of December 31, 2003 and December 31, 2002 the unrealized gain/loss on investments in marketable securities were insignificant.

Cost is determined on an average cost per share basis for determining realized gains and losses. In 2003 and 2002, the realized gains/losses were insignificant.

The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statement of earnings. There were no such write-downs in 2003, 2002, or 2001.

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

Buildings	40 years
Furniture and fixtures	7 years
Machinery, equipment and software	3 - 7 years
Leasehold improvements	Shorter of remaining life of asset remaining term of the lease

Goodwill and Intangible Assets

Goodwill is stated at cost. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over 10 years. Accumulated amortization of goodwill as of December 31, 2003 and 2002 is $181,000. Other intangible assets are stated at cost and are amortized on a straight—line basis over terms ranging from

.75 - 5 years.

The Company applied the provisions of SFAS 142 beginning on January 1, 2002. The Company has completed a transitional fair value based impairment test on its goodwill as of January 1, 2002 and the annual test on December 31, 2003. These tests indicated that the fair value of the goodwill is equivalent to or greater than the recorded value as of January 1, 2002 and December 31, 2003, respectively; therefore, no adjustment has been made to the carrying value of the goodwill in the Company’s financial statements.

As of December 31, 2003, the Company has total net consolidated goodwill of $47,789,383, which includes $1,563,176 of goodwill related to the acquisition of the remaining 51% of Danapharm on July 7, 2003 and $15,503,158 of goodwill related to the Clinical Pharmacology acquisition on August 4, 2003.

(continued)

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Goodwill and Intangible Assets — Continued

In connection with adopting SFAS 142, the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The carrying amount of goodwill is as follows:

Goodwill, net at December 31, 2001	$4,483,690
Addition resulting from acquisitions	24,467,458
Contingent consideration related to 2000 acquisition	1,200,000
Goodwill, net at December 31, 2002	$30,151,148

Addition resulting from acquisitions	17,066,334
Earnout related to 2002 acquisition	675,000
Other adjustments	(103,099)

Goodwill, net at December 31, 2003	$47,789,383

The components of the Company’s intangible assets subject to amortization are approximately as follows:

	December 31, 2003			December 31, 2002
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Methodologies	3.50 - 4	$1,721,000	$(853,000)	$1,721,000	$(377,000)
Employment Agreement	5	824,000	(303,000)	590,000	(162,000)
Subject Database	4	900,000	(394,000)	900,000	(169,000)
Customer backlog	0.75 - 1	662,000	(445,000)	290,000	(130,000)
		$4,107,000	$(1,995,000)	$3,501,000	$(838,000)

Amortization expense for intangible assets during the years ended December 31, 2003, 2002 and 2001 was approximately $1,157,000, $783,000 and $52,000, respectively. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

2004	$1,086,000
2005	769,000
2006	182,000
2007	47,000
2008 and thereafter	28,000
$2,112,000

As of December 31, 2003, all intangible assets were subject to amortization expense.

The following table adjusts earnings and earnings per share for the adoption of SFAS 142:

	Year Ended December 31,
	2003	2002	2001

Reported net earnings	$11,581,708	$7,868,238	$3,819,468
Add: Goodwill amortization, net of tax	—	—	81,000
Adjusted net earnings	$11,581,708	$7,868,238	$3,900,468

Basic earnings per share:
Reported net earnings	$1.48	$1.12	$0.94
Add: Goodwill amortization, net of tax	$—	$—	$0.02
Adjusted net earnings	$1.48	$1.12	$0.96

Diluted earnings per share:
Reported net earnings	$1.39	$1.05	$0.81
Add: Goodwill amortization, net of tax	$—	$—	$0.01
Adjusted net earnings	$1.39	$1.05	$0.82

(continued)

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, marketable securities and trade receivables. The Company, from time to time, maintains cash balances with financial institutions in amounts that exceed federally insured limits. As of December 31, 2003 the Company had $49,883,000 deposited with Wachovia Bank National Association, one of the largest national banks in the United States. The Company’s marketable securities represent high quality debt obligations. The Company performs services and extends credit based on an evaluation of the customers’ financial condition without requiring collateral. Exposure to losses on receivables is expected to vary by client due to the financial condition of each client. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

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

No provision has been made for U.S. taxes on the undistributed earnings of the Company’s foreign subsidiaries of approximately $11.2 million and $3.6 million as of December 31, 2003 and 2002, respectively, as it is anticipated that such earnings would be reinvested in their respective operations or in other foreign operations. There were no foreign earnings in 2001. The Company intends in the foreseeable future to permanently reinvest the majority of its current earnings of all of its foreign subsidiaries outside of the United States.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, and notes payable. At December 31, 2003 and 2002, the fair value of these instruments approximates the carrying amount of these items due to the short-term maturities of these instruments. The fair value of the line of credit arrangement approximates its carrying value as the interest rate approximates market rates.

Net Earnings Per Share

The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” which requires dual presentation of net earnings per share; Basic and Diluted. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of common stock equivalents. Included in diluted shares are common stock equivalents relating to stock options with a dilutive effect of 521,768, 443,708 and 665,899 shares of common stock for the years ended December 2003, 2002 and 2001, respectively.

Common stock equivalents representing stock options to purchase 55,000 and 312,400 shares of the Company’s common stock with exercise prices of $25.80 and ranging from $21.15 to $25.80, outstanding as of December 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the annual average market price of the Company’s common stock during the year and thus their inclusion would be anti-dilutive.

On July 17, 2002, the Company announced a common stock buyback plan of up to 750,000 shares. As of December 31, 2002, the Company had purchased 204,300 shares in various open market purchases at an

(continued)

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Net Earnings Per Share — Continued

average price of approximately $10.65 per share, or a total expenditure of $2,176,484. These shares are presented as common stock held in treasury at December 31, 2002 and were retired in February 2003. The Company has not made any additional treasury share purchases since December 31, 2002. The Company may continue to purchase its shares, or may discontinue the buyback at any time depending on the selling price of the Company’s common stock, the viability of potential acquisition targets, and the Company’s cash flows from operations and on hand cash balances.

Stock Compensation

The Company accounts for stock options issued to non-employees, under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation.” The Company’s issuance of employee stock options is accounted for using the intrinsic value method under APB 25.

Statement of Financial Accounting Standards No. 123 “Accounting for Stock—based Compensation,” (“SFAS No. 123”) as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” requires the Company to provide pro forma information regarding net earnings and earnings per common share as if compensation cost for the Company’s stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The fair value of the options granted in 2003, 2002 and 2001 were estimated by using the Black-Scholes pricing model with the following assumptions: (i) expected life of the options of 3 years for 2003 and 5 years for 2002 and 2001, (ii) expected volatility in the market price of the Company’s common stock of 75% for 2003 and 2002, and 60% in 2001, (iii) no expected dividends, and (iv) a risk free interest rate of 3% in 2003 and 2002, and 5% in 2001.

	2003	2002	2001

Net Earnings:
As reported	$11,581,708	$7,868,238	$3,819,468
Pro forma	9,786,684	5,719,131	2,826,025

Basic earnings per share:
As reported	$1.48	$1.12	$0.94
Pro forma	1.25	0.81	0.69

Diluted earnings per share:
As reported	$1.39	$1.05	$0.81
Pro forma	1.17	0.76	0.60

The weighted-average fair value of options granted during 2003, 2002, and 2001 was $10.64, $10.23, and $8.69 per option, respectively. There was no employee stock based compensation in 2003, 2002 or 2001 relating to options issued in those periods.

The above pro forma disclosures may not be representative of the effects on reported net earnings (loss) for future years as options vest over several years and the Company may continue to grant options to employees.

Segment Reporting

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, requires that a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company has one business segment for financial reporting purposes. The Company’s management monitors the revenue streams of each of its subsidiaries, however operations are managed and financial performance is evaluated by the Company’s chief operating decision maker on a Company-wide basis. The Company does not allocate resources to specific subsidiaries based on their individual or relative performance.

(continued)

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Advertising Expenses

Advertising expenses for the years ended December 31, 2003, 2002, and 2001 amounted to $2,167,825, $1,035,024, and $329,203, respectively. Of these amounts, $1,759,007, $651,532, and $176,549 of advertising expense is reflected as a component of direct costs in the statements of earnings and the remaining is reflected in selling, general, and administrative expenses in the statements of earnings.

Comprehensive Earnings

Comprehensive earnings is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on derivatives designated as cash flow hedges. The Company presents accumulated other comprehensive earnings net of taxes in its consolidated statement of changes in stockholders’ equity. Tax expenses relating to comprehensive earnings adjustments were $1,722,601 in 2003. The related tax effect in 2002 and 2001 were insignificant.

Foreign Currency Translation

For subsidiaries where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the year. Revenues and expenses of these subsidiaries are translated at the average exchange rate during the year. The aggregate effect of translating the financial statements of these foreign subsidiaries is included in a separate component of stockholders’ equity entitled “Accumulated Other Comprehensive Earnings.” The Company had gains (losses) from foreign currency transactions included in the statement of earnings of $415,720, ($123,264), and $0 in 2003, 2002, and 2001, respectively.

Volume Rebates

The Company accrues for volume rebates offered to clients at the time of sale and the provisions are periodically adjusted to reflect actual experiences. Volume rebates are presented on the statement of earnings as a reduction in revenue.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity be classified as liabilities in statements of financial position. Most of the guidance in SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not and is not expected to have a material impact on the Company’s financial condition, results of operations, and cash flows.

In January 2003, the FASB issued Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51, which requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, FIN 46 expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of FIN 46 are effective for all financial statements issued after January 31, 2003. The consolidation requirements of FIN 46 are effective for all periods beginning after June 15, 2003. The Company has adopted FIN 46 in 2003 and applied its provision to its equity investment in SFBC Anapharm Europe.

(continued)

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Investments

On October 24, 2003, the Company entered into an agreement to establish a Spanish company that operates a bioanalytical laboratory in Barcelona, Spain and provides services to the European market. The Company owns 49% of the Spanish company and has an option to purchase an additional 2% of the entity. As the Company has control over this entity, the Company has included the accounts of the entity in the consolidated financial statements in accordance with FASB Interpretation No. 46 Consolidation of Variable Interest Entities (FIN 46). The operations of this entity are not material to the Company’s operations and no consolidated assets represent collateral for the entities obligations. The minority interest in this entity is insignificant as of December 31, 2003.

NOTE B — MAJOR CUSTOMERS

No customer represented more than 10% of consolidated net revenue in 2003 and 2002. In 2001, there was one customer that represented 17% of consolidated net revenue.

There were no individual accounts receivable balances in excess of 10% of consolidated accounts receivable at December 31, 2003 and 2002.

NOTE C — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31, 2003 and 2002:

	2003	2002

Accounts receivable — billed	$18,315,934	$12,695,343
Accounts receivable — unbilled	15,516,190	9,802,354
Less allowance for changes in contracts	(512,614)	(154,024)
Less allowance for doubtful accounts	(461,979)	(589,895)

	$32,857,531	$21,753,778

The activity in the allowance for changes in contracts and allowance for doubtful accounts during the years ended December 31, 2003, 2002, and 2001 was as follows:

	Allowance for Changes in Contracts	Allowance for Doubtful Accounts

Balance — January 1, 2001	$218,603	$126,550
Acquisitions	—	85,500
2001 provision	35,397	48,439
2001 reductions	(125,862)	—

Balance — December 31, 2001	$128,138	260,489
Acquisitions	—	147,373
2002 provision	25,886	387,236
2002 reductions	—	(205,203)

Balance — December 31, 2002	154,024	589,895
Acquisitions	—	—
2003 provision	358,590	77,771
2003 reductions	—	(205,687)

Balance — December 31, 2003	$512,614	$461,979

Accounts receivable are billed when certain milestones defined in customer contracts are achieved. All unbilled accounts receivable are expected to be billed and collected within one year. Advance billings at December 31, 2003 and 2002 amounted to $4,733,819 and $3,802,754, respectively.

(continued)

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE D — LOANS RECEIVABLE FROM OFFICERS/STOCKHOLDERS

In March 2003, the Company’s Chairman prepaid a loan and accrued interest amounting to $94,918 originally incurred in 1998. This loan is included in loans receivable from officers on the Consolidated Balance Sheet as of December 31, 2002.

In connection with the acquisition of KeyStone Analytical Laboratories, Inc. (KAL) (See Note K), the Company entered into a five-year employment agreement with the former president of KAL. The agreement provides for, among other things, a loan of $1,000,000 repayable in equal installments of $200,000 plus interest of 4.45% per annum on each August 20 commencing in 2002, which is secured by a portion of the common stock issued to the employee. Provided that the employee serves on a full-time basis, as defined, the Company will annually forgive $200,000 of the outstanding principal balance and accrued interest until the note is fully satisfied. In that regard, the Company is amortizing the note and accrued interest receivable to salaries expense on a straight line basis over a five-year period. Since the former president of KAL was employed on August 20, 2002 and 2003 (and continues to be employed) the $200,000 payments of the note along with the accrued interest were forgiven in August 2002 and 2003, respectively. Accordingly, $200,000 of this loan balance as well as the related accrued interest is reflected as a current asset as of December 31, 2003. The remaining current portion of loans receivable from stockholders as of December 31, 2002, represents a loan totaling $33,905. This loan, which bears interest at an annual interest rate of 9%, is supported by a promissory note and was paid in full on September 1, 2003.

Interest income from related parties in 2003, 2002, and 2001 was $14,278, $23,769, and $7,949 respectively.

NOTE E — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2003 and 2002:

	2003	2002

Land and Buildings	$1,119,590	$—
Furniture and Fixtures	1,918,214	1,383,720
Leasehold improvements	6,917,391	4,850,827
Machinery, equipment, and software	20,712,879	13,279,318
	30,668,074	19,513,865
Less accumulated depreciation	6,491,056	2,901,286

	$24,177,018	$16,612,579

Depreciation of property and equipment for the years ended December 31, 2003, 2002, and 2001 amounted to $3,589,770, $2,086,274, and $438,264, respectively. Of these amounts, $1,771,617, $1,247,573, and $312,237 of depreciation is reflected as a component of direct costs in the statements of earnings and the remaining depreciation is reflected in selling, general, and administrative expenses in the statements of earnings.

In February 2004, the Company purchased from an unrelated party the building which contains its executive offices and principal Phase I and Phase II facility and central laboratory located in Miami for $12 million. The building will be depreciated from the date of purchase using the straight-line basis over an estimated useful life of 40 years. As a result of the purchase, leasehold improvements totaling approximately $2.1 million have been reclassified to building improvements and will be depreciated from the date of purchase using the straight-line basis over the remaining estimated useful lives of the improvements.

(continued)

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE F — ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31, 2003 and 2002:

	2003	2002

Salaries, bonuses, and benefits	3,041,659	861,213
Professional fees	320,772	175,870
Deferred rent	265,774	158,717
Other	1,285,127	645,287

	$4,913,332	$1,841,087

NOTE G — DEBT AND CAPITAL LEASES

Credit Facility

On September 16, 2002, the Company entered into a $10 million Revolving Credit and Security Agreement with Wachovia Bank National Association which the Company amended in July 2003 and October 2003 increasing the Credit Facility to $15 million. The interest rate on this Credit Facility is LIBOR based and variable. As of December 31, 2003, our interest rate on the entire Credit Facility was approximately 3%. This Credit Facility enables the Company to borrow for general working capital purposes and for the purpose of financing acquisitions of companies in related industries. This Credit Facility is secured by substantially all of the Company’s assets. As of December 31, 2003 and 2002, the Company had no outstanding borrowings on this Credit Facility. Under the credit facility arrangement, the Company must comply with certain restrictive covenants requiring the Company to maintain certain leverage and debt service coverage ratios, as well as minimum liquidity. Our existing Credit Facility contains certain covenants that restrict or may have the effect of restricting our payment of dividends in the event we are or would be after giving effect to any dividend, in default under the Credit Facility. As of December 31, 2003, the availability of this Credit Facility was $15 million.

In February 2004, the Company purchased from an unrelated party the building which contains its executive offices and principal Phase I and Phase II facility and central laboratory located in Miami for $12 million. In connection with this purchase, the Company entered into an amendment to its Credit Facility with Wachovia Bank National Association increasing the Credit Facility to $25 million. See Note M regarding subsequent financing activity.

Capital Leases Obligations and Notes Payable

Capital Lease Obligations and Notes Payable consisted of the following at December 31, 2003 and 2002:

	2003	2002

Capital lease obligations	$4,699,026	$4,148,187
Notes payable — other	952,388	—
	5,651,414	4,148,187
Less current portion	1,997,731	1,361,231

Long—term portion	$3,653,683	$2,786,956

(continued)

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE G — DEBT AND CAPITAL LEASES — Continued

The Company leases a substantial portion of its scientific equipment under capital lease arrangements from the Royal Bank of Canada. As of December 31, 2003, the Company had 17 leases varying in length between 30 and 60 months at an annual lease rate varying between 5.01% and 8.75%, and requiring monthly payments ranging from $3,300 to $20,000. The latest maturity date on the final lease is January 2009.

	December 31,
	2003	2002

Equipment	$9,772,254	$7,351,561
Less: Accumulated Depreciation	(4,107,979)	(2,766,227)

	$5,664,275	$4,585,334

The following is a schedule of future minimum lease payments under capital lease obligations as of December 31, 2003:

Amount

2004	$2,021,797
2005	1,326,188
2006	951,040
2007	662,864
2008	118,674
Thereafter	46,510

Total minimum lease payments	5,127,073

Less: Amount representing interest	(428,047)

Present value of minimum lease payments	4,699,026

Less: Current portion	(1,797,491)

Long—term obligation under capital leases	$2,901,535

Notes payable other of $952,388 is comprised of the (1) a promissory note payable to the former shareholders of Danapharm in four annual, equal and consecutive installments of $204,519, including interest accrued at the Bank of Montreal’s prime rate plus 2% commencing on July 7, 2004 and (2) an interest free note payable to the Province of Quebec resulting from certain research and development activities in five annual, equal and consecutive installments of $26,862, commencing in March of 2004.

NOTE H — COMMITMENTS

Leases

The Company leases its office facilities and certain equipment under non-cancelable operating leases. The leases expire over the next 8 years and contain provisions for certain annual rent escalations. The approximate future minimum annual combined lease payments for both equipment and facilities leases for years subsequent to December 31, 2003 are as follows:

2004	$3,223,450
2005	3,066,269
2006	2,314,626
2007	1, 767,010
2008	1,128,637
Thereafter	2,176,000
$13,675,992

(continued)

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE H — COMMITMENTS — Continued

Leases — Continued

Total rent expense for the years ended December 31, 2003, 2002, and 2001 was approximately $3,244,000, $2,067,000, and $923,000, respectively.

In February 2004, the Company purchased from an unrelated party the building which contains its executive offices, its principal Miami Phase I and II facility and its central laboratory for $12 million. Accordingly, the Company is no longer obligated for related lease payments averaging approximately $725,000 per year through October 2011, which are included in the above lease payment schedule.

Employment Agreements

The Company has entered into employment agreements with several of its executive officers for periods ranging up to five years. The agreements provide the employees with an annual salary, bonus, and the grant of stock options. Additionally, the agreements also provide the employees with an option to terminate their agreement and receive lump sum payments, as defined in the respective agreements, if there is a change in control of the Company. Change of control is defined in the employment agreements. The agreements with the Company’s three principal executive officers have expired; new agreements are being negotiated with the compensation and audit committees.

NOTE I — INCOME TAXES

Income taxes for the years ended December 31, 2003, 2002 and 2001 consisted of the following:

	2003	2002	2001

Current:
Federal	$2,410,139	$2,740,000	$2,449,466
Foreign	144,741	—	—
State	353,839	315,125	307,931

Deferred	(66,759)	(613,560)	(481,283)

	$2,841,960	$2,441,565	$2,276,114

Through December 31, 2003, the Company has not provided for possible U.S. income taxes on $11.2 million in undistributed earnings of foreign subsidiaries that were considered to be permanently reinvested.

The components of the net deferred income tax assets (liabilities) at December 31, 2003 and 2002 are as follows:

Deferred Tax Asset (Liability) — Current

	2003	2002

Accounts receivable	$265,430	$183,856
Accrued expenses	33,872	34,762

Total current assets	299,302	218,618

Net temporary differences due to conversion to accrual basis from cash basis	(177,737)	(303,926)

Net current asset (liability)	$121,565	$(85,308)

(continued)

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE I — INCOME TAXES — Continued

Deferred Tax Asset (Liability) — Long Term

	2003	2002

Research and Development Tax Credits Carryforward	$7,958,073	$4,824,247
Deferred rent	99,720	59,286

Total noncurrent assets	8,057,793	4,883,533

Net temporary differences due to conversion to accrual basis from cash basis	—	(172,781)
Depreciation and amortization	(3,518,986)	(2,614,782)
Deferred tax liability, research and development credits	(3,121,543)	(1,812,305)
Foreign currency translation adjustment	(1,720,985)	—

Total noncurrent liabilities	(8,361,514)	(4,599,868)

Net noncurrent asset (liability)	$(303,721)	$283,665

The major elements contributing to the difference between income taxes and the amount computed by applying the federal statutory tax rate of 34% to earnings before income taxes for the years ended December 31, 2003, 2002, and 2001 are approximately as follows:

	2003	2002	2001

Income taxes statutory rate	$4,904,000	$3,505,000	$2,072,000
State income taxes	1,340,000	365,000	221,000
Permanent differences and other	56,000	105,000	(17,000)
Research and development Tax Credits	(3,458,000)	(1,533,000)	—

	$2,842,000	$2,442,000	$2,276,000

The tax benefits resulting from disqualifying dispositions of shares of common stock acquired pursuant to incentive stock options and the exercise of non-qualified stock options have been recorded as additions to paid-in capital in the amounts of $1,620,740, $520,352, and $330,594 in 2003, 2002, and 2001, respectively.

At December 31, 2003, the Company had foreign tax credit carryforwards from the government of Canada for incurring research and development expenses of approximately $7,958,000. The tax credits expire as follows: 2011 - $1,177,000, 2012 - $2,865,000 and 2013 - $3,916,000. The Company has not established a valuation allowance against the tax credits carryforward as the Company believes that it is more likely than not that the benefits will be realized prior to expiration.

NOTE J — EQUITY

Secondary Public Offerings

On November 5, 2003 the Company and certain executive officers of the Company sold 2,328,000 shares of SFBC common stock at $29.50. The Company sold 2,000,000 shares; and the executive officers sold 328,000 shares. Gross proceeds to the company, net of underwriting discounts, were $55,460,000. Excluding the discounts, the Company incurred approximately $1.6 million in offering expenses comprised primarily of travel, legal, accounting and printing charges. The Company used $9.2 million of the offering proceeds to repay all outstanding debt under the Wachovia Credit Facility in 2003.

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

(continued)

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE J — EQUITY — Continued

Stock Based Compensation

In June 1999, the Company established a Stock Option Plan (the “Plan”) which provides for the Company to issue incentive stock options and non-qualified stock options to employees, directors and outside consultants of the Company. In June 2002, the Company’s stockholders approved and ratified an additional increase of 500,000 shares of common stock under the Plan, bringing the total number of shares reserved under the Plan to 1,700,000. The issuance and form of the options are at the discretion of the Company’s board of directors, except that the exercise price may not be less than the fair market value at the time of grant. Generally, the options vest over a three year period and expire in 10 years or three months after separation of service, whichever occurs earlier. As of December 31, 2003, there were 271,966 shares available for grant under the plan.

The Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) in accounting for its employee stock options. Under APB 25, because the exercise price of a certain employee’s stock options issued prior to the establishment of the Plan was less than the market price of the underlying stock on the date of grant, compensation expense of $35,417 and $170,000 was recognized in both 2002 and 2001, respectively.

In the fourth quarter of 2003, the Company issued 7,000 shares of restricted common stock to an employee and a senor vice president of the Company in connection with their employment agreements. Also, the Company granted to the officer 18,000 additional restricted shares based upon continuing employment over a four year period. All 25,000 restricted shares were considered issued for financial statement purposes. The stock vests over 3-4 years. The Company recorded the fair value of the common stock of $758,755 as a debit to deferred compensation which is included as a component of stockholders’ equity and a credit to additional paid in capital. Stock-based employee compensation expense in 2003 was $26,400. The Company is amortizing the deferred compensation into compensation expense on a straight-line basis over the vesting period.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003		2002		2001
	Number of Options	Weighted – Average Exercise Price	Number of Options	Weighted – Average Exercise Price	Number of Options	Weighted – Average Exercise Price

Outstanding at beginning of year	1,272,016	$13.34	1,064,334	$10.29	605,000	$4.88
Granted	45,000	19.88	649,400	16.38	544,500	15.02
Exercised	(290,298)	10.24	(306,335)	5.87	(74,166)	1.50
Forfeited	(26,917)	22.34	(135,383)	6.60	11,000	6.00

Outstanding at end of year	999,801	$14.23	1,272,016	$13.34	1,064,334	$10.29

Exercisable at end of year	737,084	$13.77	746,381	$11.91	659,495	$9.03

(continued)

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE J — EQUITY — Continued

Stock Based Compensation — Continued

The following information applies to options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$ 4.56 — $ 6.60	204,533	5.81	$6.48	204,533	$6.48
$ 7.50 — $10.64	274,201	8.13	$9.69	173,951	$9.39
$12.00 — $18.02	233,667	8.32	$16.75	157,000	$16.74
$19.15 — $25.80	287,400	8.14	$22.31	201,600	$22.62

	999,801			737,084

As part of the Company’s initial public offering in October 2000, the Company issued to its underwriters options to purchase 125,000 shares at $12.80 per share and warrants to purchase 62,500 shares of the Company’s common stock at $.40 per warrant. The warrants are exercisable at $15.76 per share. The warrants expire in October 2005. As of December 31, 2003, 5,000 options and 2,500 warrants had not been exercised.

In 2002, certain officers of the Company surrendered options to purchase 50,000 shares of the Company’s common stock at an exercise price of $25.30 per share.

Stock Buyback Program

On July 17, 2002, the Company announced a common stock buyback plan of up to 750,000 shares. This stock buyback program superceded the Company’s previous buyback plan of 500,000 shares approved in 2001. For the year ended December 31, 2001 and through July 17, 2002 only 2,000 shares were repurchased.

As of December 31, 2002, the Company had purchased 204,300 shares in various open market purchases at an average price of approximately $10.65 per share, or a total expenditure of $2,176,484. These shares are presented as common stock held in treasury at December 31, 2002 and were retired in February 2003. The Company has not made any additional treasury share purchases since December 31, 2002. The Company may continue to purchase its shares, or may discontinue the buyback at any time depending on the selling price of the Company’s common stock, the viability of potential acquisition targets, and the Company’s cash flows from operations and on hand cash balances.

NOTE K — BUSINESS COMBINATIONS

Synfine Research Inc.

In March 26, 2003 the Company acquired Synfine Research Inc., a provider of chemical synthesis products used by bioanalytical laboratories, for which we paid approximately $1.6 million in cash. This acquisition was not material to the Company’s consolidated financial statements.

Danapharm Clinical Research Inc.

On July 7, 2003, the Company acquired the remaining 51% of Danapharm Clinical Research, Inc. (“Danapharm”) which Anapharm did not own, for which the Company paid an initial amount of approximately $1.6 million consisting of $336,000 in cash, our issuance of 27,146 shares of common stock and the issuance of a note payable for $785,000. This acquisition was not material to the Company’s consolidated financial statements.

(continued)

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE K — BUSINESS COMBINATIONS — Continued

Clinical Pharmacology of Florida, Inc.

On August 4, 2003, the Company acquired Clinical Pharmacology of Florida, Inc. (“CP”), a Miami, Florida company specializing in Phase I clinical trials, for which the Company paid approximately $7.5 million in cash and issued  443,072 shares of restricted common stock. The value assigned to the common stock issued was approximately $9 million, or $20.42 per share, which was based on a valuation performed. In addition, the shareholders of CP will have an opportunity during the three 12-month periods ending June 30, 2004, 2005 and 2006, respectively, to earn up to an aggregate of $9.0 million in additional consideration, one-half payable in cash and one-half in common stock, based upon attaining agreed revenue milestones. Any future contingent consideration will be accounted for as additional goodwill.

The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. Goodwill of approximately $15.5 million is attributable to the general reputation of the business and the collective experience of the management and employees. The results of operations of CP from August 4, 2003 through December 31, 2003 are included in the accompanying statement of earnings for the year ended December 31, 2003. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$2,931,000
Property, plant, and equipment	787,000
Intangible assets	606,000
Goodwill	15,503,000
Total assets acquired	19,827,000

Current liabilities	(2,109,000)

Total liabilities assumed	(2,109,000)

Net assets acquired	$17,718,000

Of the $606,000 of acquired intangible assets, $234,000 was assigned to employment agreements and $372,000 was assigned to the client backlog. Both of these intangible assets are subject to amortization. The employment agreements have been assigned a useful life of five years and the customer backlog has been assigned a useful life of three quarters of one   year.

Goodwill of $13.6 million is deductible for tax purposes.

As part the acquisition, the Company owes the CP shareholders approximately $1,290,000 related to purchase price adjustments subsequent to August 4, 2003. The Company paid $1,223,000 of this amount in January 2004.

Unaudited Pro Forma Results

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the CP and Danapharm 2003 acquisitions were as follows for the years ended December 31, 2003 and 2002 as if the business combinations had occurred at the beginning of each period presented.

	2003	2002
	(Unaudited)

Net revenue	$110,146,299	$84,064,382
Net earnings	$12,685,471	$10,922,417
Earnings per share — basic	$1.56	$1.42
Earnings per share — diluted	$1.47	$1.34

The pro forma data is provided for information purposes only and does not purport to be indicative of results which actually would have been obtained if the combinations had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

(continued)

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE K — BUSINESS COMBINATIONS — Continued

Anapharm Inc.

On March 18, 2002, the Company acquired 100% of the capital stock of Anapharm, Inc. (Anapharm), which was the largest privately held Canadian provider of drug development services. The acquisition was strategically important as it enabled the Company to strengthen its capabilities to provide Phase I clinical trials and bioanalytical laboratory services.

The Company acquired 100% of the issued and outstanding stock of Anapharm for approximately $30.9 million which represents $26.8 million in cash, the issuance of 167,375 shares of common stock, which were valued at $3.3 million dollars based on the market value of the Company’s common stock and other transaction related costs. Anapharm executives, who were also Anapharm stockholders, received all of the issued common stock. Additionally, key Anapharm employees received stock options to purchase 110,000 shares of SFBC common stock exercisable at $23.97 per share. The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. Goodwill of approximately $15.2 million is attributable to the general reputation of the business and the collective experience of the management and employees. The results of operations of Anapharm from March 18, 2002 through December 31, 2002 are included in the accompanying statement of earnings for the year ended December 31, 2002. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$10,357,000
Property, plant, and equipment	9,468,000
Other assets	1,065,000
Deferred income taxes	681,000
Intangible assets	2,470,000
Goodwill	15,172,000

Total assets acquired	39,213,000

Current liabilities	(5,051,000)
Capital lease obligations	(3,234,000)

Total liabilities assumed	(8,285,000)

Net assets acquired	$30,928,000

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

New Drug Services, Inc.

On September 6, 2002, the Company acquired New Drug Services, Inc. (“NDS”), located in Kennett Square, Pennsylvania. NDS provides early clinical drug development, biostatistical, data management and FDA regulatory and new drug submission services to the pharmaceutical and biotechnology industries. The acquisition was strategically important as it enabled the Company to increase market share in the early clinical drug development market and expects to reduce costs through economies of scale. The Company purchased substantially all of the assets and assumed all of the operating liabilities of NDS.

The purchase price of $11.2 million consisted of $8 million in cash paid at the closing, the issuance of 234,060 shares of the Company’s common stock valued at $3 million based on the market value of the common stock and $205,000 of transaction related costs. Additionally, under the terms of the asset purchase agreement, NDS had the opportunity to achieve additional earn-out payments aggregating up to approximately $7.3 million contingent on NDS meeting annual pre-tax income targets over the next three,

12-month periods beginning on October 1, 2002. An additional $675,000 was guaranteed to be paid over the

(continued)

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE K — BUSINESS COMBINATIONS — Continued

New Drug Services, Inc. — Continued

three-year period ($225,000 each year commencing September 2003), of which $450,000 was due at December 31, 2003. Of this approximately $7.3 million potential earn-out, approximately 75% is to be paid in cash and the remaining approximately 25% may be paid through the issuance of the Company’s common stock. Any future contingent consideration will be accounted for as additional goodwill. In March 2004, the Company and NDS modified the earn-out. The Company agreed to pay NDS $550,000 and reduced the maximum contingent earn-out by approximately $893,000, thereby reducing the contingent earn-out to approximately $6,432,000 from $7,325,000. Of the $550,000 to be paid to NDS, $150,000 was part of the $450,000 of guaranteed earn-out which was due at December 31, 2003. Accordingly, goodwill related to this acquisition will increase by $400,000 in the first quarter of 2004.

The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. Goodwill of approximately $9.3 million is attributable to the general reputation of the business and the collective experience of the management and employees. The results of operations of SFBC NDS, Inc. from September 6, 2002 through December 31, 2002 are included in the accompanying statement of earnings for the year ended December 31, 2002.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$3,107,000
Property, plant, and equipment	209,000
Other assets	45,000
Intangible assets	290,000
Goodwill	9,296,000

Total assets acquired	12,947,000

Current liabilities	(1,704,000)

Total liabilities assumed	(1,704,000)

Net assets acquired	$11,243,000

The $290,000 of acquired intangible assets represents customer contracts which are subject to amortization using a useful life of nine months.

The goodwill of $9.3 million is deductible for tax purposes.

KeyStone Analytical Laboratories, Inc.

On August 20, 2001, the Company acquired KeyStone Analytical Laboratories, Inc. (KAL), located in Philadelphia, Pennsylvania. KAL provides complete bioanalytical laboratory services for the testing and analysis of pharmaceutical products. The acquisition was strategically important as it enabled the Company to enter the analytical services market. KAL’s stockholders received approximately $2,906,000 in cash and 178,035 shares of the Company’s common stock, valued at $2,575,000.

(continued)

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE K — BUSINESS COMBINATIONS — Continued

KeyStone Analytical Laboratories — Continued

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

Pharmaceutical Development Associates

On March 15, 2000, the Company acquired substantially all the assets and certain liabilities of Pharmaceutical Development Associates, Inc. (PDA), a clinical research organization located in North Carolina (now operating as SFBC New Drug Services, Inc.). The aggregate purchase price was $600,000 with possible contingent consideration of up to $1,200,000 based on the adjusted net income of the acquired entity, as defined, and additional possible contingent consideration based on a percentage of revenue from a specific customer. As of December 31, 2002, the acquired entity met the adjusted net income requirement, and accordingly, the Company accrued for the additional $1,200,000 of contingent consideration, which resulted in an increase of goodwill of $1,200,000. The Company paid the seller $1,200,000 in June 2003.

NOTE L — GEOGRAPHIC INFORMATION

The Company’s international operations are conducted primarily in Canada. The following table sets forth the composition of the Company’s revenues by country for the years ended December 31, 2003, 2002 and 2001 as well as the location of the Company’s property and equipment as of December 31, 2003, 2002 and 2001:

	2003	2002	2001

United States	$54,524,075	$39,947,937	$31,470,528
Canada	50,223,298	24,992,713	—
Spain	54,063	—	—
	104,801,436	64,940,650	31,470,528

Eliminations	(948,900)	(200,603)	—

Consolidated net revenue	$103,852,536	$64,740,047	$31,470,528

(continued)

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE L — GEOGRAPHIC INFORMATION — Continued

Property and equipment, net

	2003	2002	2001

United States	$7,123,206	$5,428,089	$3,928,584
Spain	992,325	—	—
Canada	16,061,487	11,184,490	—

	$24,177,018	$16,612,579	$3,928,584

Intercompany sales are billed at negotiated prices established by the Company. All United States revenues are derived from sales to unaffiliated customers. Geographic area of sales is based primarily on the location from where the client is located.

NOTE M — SUBSEQUENT EVENT

In February 2004, the Company purchased from an unrelated party the building which contains its executive offices, its principal Miami Phase I and II facility and its central laboratory for $12  million. In connection with this purchase, the Company entered into an amendment to its Credit Facility with Wachovia Bank National Association increasing the Credit Facility to $25 million. The Company borrowed $10 million under this Credit Facility to finance a portion of this purchase and received a commitment from Wachovia to issue a $9 million long-term real estate mortgage. Once the mortgage loan is closed, the Company will reduce the balance due on its Credit Facility by approximately $9 million.

(continued)

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE N — QUARTERLY FINANCIAL DATA (unaudited)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly results for the years 2003 and 2002 are set forth as follows:

Condensed Consolidated Statement of Earnings Quarterly for the year 2003

	31 – Mar	30 – Jun	30 – Sep	31 – Dec	Total

Net revenue (1)	$18,670,036	$22,483,553	$29,078,652	$33,620,295	$103,852,536
Costs and expenses
Direct costs	10,568,592	12,688,984	17,396,095	18,655,383	59,309,054
Selling, general and administrative expenses	5,814,860	7,232,418	7,284,094	9,633,255	29,964,627
Total costs and expenses	16,383,452	19,921,402	24,680,189	28,288,638	89,273,681
Earnings from operations	2,286,584	2,562,151	4,398,463	5,331,657	14,578,855

Other income (expense)
Interest income	52,015	37,670	26,469	155,781	271,935
Interest expense	(74,439)	(102,581)	(126,418)	(123,684)	(427,122)
Total other income (expense)	(22,424)	(64,911)	(99,949)	32,097	(155,187)
Earnings before taxes	2,264,160	2,497,240	4,298,514	5,363,752	14,423,668

Income tax expense	320,876	473,174	873,549	1,174,361	2,841,960
Net earnings	$1,943,284	$2,024,066	$3,424,965	$4,189,393	$11,581,708

Earnings per share:
Basic	$0.27	$0.28	$0.45	$0.46	$1.48
Diluted	$0.26	$0.27	$0.42	$0.43	$1.39

———————

(1)

On July 7, 2003, the Company acquired the remaining 51% of Danapharm Clinical Research, Inc. On August 4, 2003, the Company acquired Clinical Pharmacology of Florida, Inc.

Condensed Consolidated Statement of Earnings Quarterly for the year 2002

	31 – Mar	30 – Jun	30 – Sep	31 – Dec	Total

Net revenue (1)	$9,582,555	$14,720,863	$17,483,334	$22,953,293	$64,740,047
Costs and expenses
Direct costs	4,861,743	8,454,030	9,652,769	13,759,027	36,727,571
Selling, general and administrative expenses	2,819,628	4,766,890	4,777,248	5,503,688	17,867,455
Total costs and expenses	7,681,370	13,220,920	14,430,017	19,262,715	54,595,026
Earnings from operations	1,901,184	1,499,943	3,053,317	3,690,578	10,145021

Other income (expense)
Interest income	191,010	112,036	94,463	49,152	446,662
Interest expense	(45,719)	(87,022)	(86,079)	(63,059)	(281,880)
Total other income (expense)	145,292	25,014	8,384,	(13,907)	164,782)
Earnings before taxes	2,046,476	1,524,957	3,061,701	3,676,671	10,309,803

Income tax expense	716,699	169,919	868,833	686,142	2,441,565
Net earnings	$1,329,807	$1,355,038	$2,192,868	$2,990,529	$7,868,238

Earnings per share:
Basic	$0.20	$0.19	$0.31	$0.42	$1.12
Diluted	$0.18	$0.18	$0.30	$0.39	$1.05

———————

(1)

On March 18, 2002, the Company acquired 100% of the capital stock of Anapharm, Inc. On September 6, 2002 the Company acquired 100% of the assets of New Drug Services, Inc.

EXHIBIT INDEX

Exhibit No.	Description

3.7	Third Amendment to the Bylaws
10.10	Employment Agreement of Gary Ingenito, M.D., Ph.D.
10.17	Second Amended and Restated Revolving Credit and Security Agreement
10.18	Audit Committee Charter – 2004
10.19	Post-Closing Agreement regarding the Acquisition of 11190 Biscayne Boulevard, Miami Florida
10.20	Amendment to Asset Purchase Agreement (SFBC New Drug Services, Inc.)
21	Subsidiaries of SFBC International, Inc.
23	Consent of Grant Thornton LLP dated March 15, 2004
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002
32.1	CEO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002
32.2	CFO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002