Form 10-Q
period 2004-03-31
SFBC INTERNATIONAL INC
filed 2004-05-10
CIK 1089542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2004

Commission File No. 1-16119

SFBC INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-2407464
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11190 Biscayne Blvd., Miami, FL 33181

(Address of principal executive offices) (Zip code)

(305) 895-0304

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The registrant has 10,029,606 shares of common stock outstanding as of April 30, 2004

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2004 AND DECEMBER 31, 2003

	(Unaudited) March 31, 2004	December 31, 2003
ASSETS

Current Assets
Cash and cash equivalents	$52,409,792	$56,020,452
Investment in marketable securities	5,420,980	3,911,546
Accounts receivable, net	33,670,915	32,857,531
Income tax receivable	490,466	1,350,507
Loans receivable from stockholders	223,509	210,870

Deferred income taxes	121,565	121,565
Prepaids and other current assets	4,148,732	4,058,486
Total current assets	96,485,959	98,530,957
Loans receivable from stockholders	400,000	400,000
Property and equipment, net	37,278,689	24,177,018
Goodwill, net	52,305,274	47,789,383
Other intangibles, net	1,801,273	2,111,493
Deferred income taxes	20,492	—
Other assets, net	231,547	41,751
Total assets	$188,523,234	$173,050,602

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	4,164,663	5,765,365
Accrued liabilities	5,542,659	5,363,332
Purchase consideration due to stockholders	4,462,498	1,289,677
Advance billings	5,149,251	4,733,819

Line of credit, current portion	336,723	—
Notes payable, current portion	2,088,763	1,997,733
Total current liabilities	21,744,557	19,149,926
Deferred income taxes	—	303,721
Line of credit	8,663,277	—
Notes payable	4,190,606	3,653,683

Commitments	—	—
Stockholders' equity
Preferred stock. $0.10 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 20,000,000 shares authorized, 15,031,659 shares and 14,985,832 shares issued and outstanding as of March 31, 2004 and December 31, 2003	15,032	14,986
Additional paid-in capital	124,257,005	123,854,436
Retained earnings	27,949,447	24,223,139
Deferred compensation	(690,26)	(732,380)
Accumulated other comprehensive earnings	2,393,578	2,583,091

Total stockholders' equity	$153,924,794	$149,943,272
Total liabilities and stockholders' equity	$188,523,234	$173,050,602

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004

	Three Months Ended March 31,*
	2004	2003

Net revenue	$33,485,539	$18,670,036
Costs and expenses
Direct costs	18,763,948	10,568,592
Selling, general and administrative expenses	10,034,111	5,814,860
Total costs and expenses	28,798,059	16,383,452
Earnings from operations	4,687,480	2,286,584
Other income (expense)
Interest income	172,686	52,015
Interest expense	(105,548)	(74,439)
Total other income (expense)	67,138	(22,424)
Earnings before taxes	4,754,618	2,264,160
Income tax expense	1,028,310	320,876
Net earnings	$3,726,308	$1,943,284
Earnings per share:
Basic	$0.25	$0.18
Diluted	$0.24	$0.17
Shares used in computing earnings per share:
Basic	14,982,494	10,829,337
Diluted	15,743,943	11,373,884

——————

*

The numbers reported above give retroactive effect to the recently declared three-for-two stock split which is effective at the close of business on May 10, 2004. As a result of this split, the number of shares outstanding as of March 31, 2004 and 2003 have been adjusted so that 15,031,659 and 14,985,832 are reflected as outstanding at March 31, 2004, and 2003, respectively. Based upon the actual number of shares outstanding at March 31, 2004 and 2003, the earnings per share would have been $0.37 basic and $0.36 diluted for 2004, and $0.27 basic and $0.26 diluted for 2003. This approach reflects how earnings per share would have been reported if the stock split was announced after the filing of this report.

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003

Cash flows from operating activities
Net earnings	$3,726,308	$1,943,284
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,427,191	1,035,312
Provision for bad debt	—	(140,000)

Common stock options issued as compensation	42,112	—

Changes in assets and liabilities
Accounts receivable	(813,384)	430,769
Income tax receivable	860,041	290,221
Prepaid expenses and other current assets	(90,246)	812,246
Other assets	(189,796)	(70,713)
Accounts payable	(1,600,702)	(1,502,289)
Accrued liabilities	179,327	(771,507)
Advance billings	415,432	(1,540,536)
Income taxes payable	—	57,278
Deferred income taxes	(324,213)	(220,651)
Total adjustments	(94,238)	(1,619,870)
Net cash provided by operating activities	3,632,070	323,414
Cash flows from investing activities
Cash consideration - acquisitions, net of cash acquired	—	(1,572,703)
Additional purchase price consideration	(1,343,070)	—
Purchase of property and equipment	(14,404,181)	(1,325,779)
Change in marketable securities	(1,509,434)	362,985
Loans to officers/stockholders	(12,639)	(10,815)
Repayment on loans to officers/stockholders	—	95,871
Net cash used in investing activities	(17,269,324)	(2,450,441)
Cash flows from financing activities
Borrowings against bank line of credit	10,000,000	—
Payments on bank line of credit	(1,000,000)	—
Principal additions to and payments on notes payable	627,953	(166,799)
Proceeds from the issuance/exercise of warrants and common stock	402,616	86,433
Net cash provided by (used in) financing activities	10,030,569	(80,366)
Net effect of exchange rate changes on cash	(3,975)	49,421
Net decrease in cash and cash equivalents	(3,61,660)	(2,157,972)
Cash and cash equivalents at beginning of period	56,020,452	6,361,496
Cash and cash equivalents at end of period	$52,409,792	$4,203,524

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003

Supplemental disclosures:
Interest paid	$105,548	$74,439
Income taxes paid	$—	$20,855
Supplemental disclosures of non-cash investing and financing activities:
Fair value of net assets (liabilities) assumed in connection with acquisition of businesses	$—	$1,573,430

Additional purchase consideration related to the acquisition of businesses	$4,095,462	$—

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Principles Of Consolidation And Organization

The consolidated financial statements include the accounts of SFBC International, Inc. (the “Company”) and its wholly-owned subsidiaries, South Florida Kinetics, Inc. (“SFBC Miami”), Clinical Pharmacology International, Inc. (“CPI”), Clinical Pharmacology of Florida, Inc. (“Clinical Pharmacology”), SFBC New Drug Services, Inc., (which includes the operations of SFBC Charlotte, Inc. effective April 1, 2003), SFBC Ft. Myers, Inc., SFBC Analytical Laboratories, Inc., SFBC Canada Inc., Anapharm Inc., SFBC New Drug Services Canada, Inc. (“NDS Canada”) (formerly Danapharm Clinical Research Inc.), 11190 Biscayne LLC (the holding company which owns the SFBC Miami property), and Synfine Research Inc. Additionally, the Company owns 49% of a joint venture, SFBC Anapharm Europe S.L. (“Anapharm Europe”) which operates a bioanalytic laboratory in Barcelona, Spain, which commenced operations in November 2003. The accounts of this joint venture are included in the Company’s consolidated accounts as of December 31, 2003 and March 31, 2004. All financial information presented in this report relating to Canadian and Spanish subsidiaries has been converted to United States dollars. All intercompany transactions and balances have been eliminated in consolidation.

During the three month period ended March 31, 2003, Anapharm owned a 49% interest in NDS Canada located in London, Ontario Canada. For these periods NDS Canada’s results, which were not material, were reported on the equity method of accounting. On July 7, 2003, Anapharm purchased the remaining 51% interest of NDS Canada and accordingly since July 7, 2003 the operations of NDS Canada have been included in the consolidated results of the Company. See Note 3 to the Condensed Consolidated Financial Statements.

On August 4, 2003, the Company acquired CPI, which owns real estate, and Clinical Pharmacology, merging Clinical Pharmacology into SFBC Miami. See Note 3 to the Condensed Consolidated Financial Statements.

Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “SFBC International,” “SFBC,” or the “Company” refer to SFBC International, Inc. and its subsidiaries and predecessors as a combined entity.

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

been made. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the remaining quarters and for the year ending December 31, 2004.

As described in Note 5, effective as of the close of business on May 10, 2004 we will effect a three-for-two stock split. All historical earnings per share numbers, references to numbers of shares outstanding, reference to our shares of common stock used in acquisitions, and other references, appearing in this Report have been retroactively adjusted as required by applicable accounting standards, except where we disclose that no adjustment has been made.

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s Annual Report Form 10-K for the year ended December 31, 2003, and should be read in conjunction with the consolidated financial statements and notes which appear in that Report. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and the Company’s actual results are subject to the risk factors referred to and incorporated by reference listed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

Net Earnings Per Share

The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (FAS 128) which requires dual presentation of net earnings per share: Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants to purchase approximately 1,494,106 shares of common stock for the three-month period ended March 31, 2004, and 1,235,092 shares for the

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

three-month period ended March 31, 2003, respectively; less the assumed repurchase of shares in accordance with the treasury stock method of 732,657 shares for the three-month period ended March 31, 2004, and 690,544 shares for the three- month period ended March 31, 2003.

Stock Based Compensation

At March 31, 2004, the Company had one stock based compensation plan and had entered into a limited number of stock option agreements, which have been disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and its Proxy Statement for the 2004 annual meeting filed with the Securities and Exchange Commission. The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. The Company’s net earnings and earnings per share would have been changed to the pro forma amounts indicated below had compensation cost for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123.

	Three Months Ended March 31,
	2004	2003

Net earnings:

As reported	$3,726,308	$1,943,284
Pro forma	$2,961,934	$1,405,975

Basic earnings per share:
As reported	$0.25	$0.18
Pro forma	$0.20	$0.13
Diluted earnings per share:
As reported	$0.24	$0.17
Pro forma	$0.19	$0.12

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees. In accordance with the requirements of SFAS 123, the fair value of each option grant was estimated on the date of grant using a binomial option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003, respectively: no dividend yield for all years; expected volatility of 75% for 2004 and 2003; risk-free interest rates of 3% in 2004 and 2003; and expected holding periods of three years in 2004 and 2003.

See Note 5 for information concerning proposals to change our stock-based incentives, subject to stockholder approval, and our recently declared three-for-two stock split.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities (“VIE”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. The Company does not have any special-purpose entities, as defined. The adoption of FIN 46 did not have a material effect on the Company’s financial statements.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal, if finalized as proposed, would eliminate use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure of what expense amounts might be. The proposal, if approved, would substantially amend FASB Statement No. 123, Accounting for Stock-Based Compensation. If implemented, SFBC may reduce its reliance on issuing stock options and begin to use other stock based compensation. The exact nature of future compensation awards will be determined by our Compensation Committee.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to SFBC’s consolidated financial statements.

NOTE 3. ACQUISITIONS

For the year ended December 31, 2003 and the three months ended March 31, 2004, our acquisitions consisted of the following:

•

Our March 2003 acquisition of substantially all of the assets of Synfine Research Inc., an Ontario corporation, a provider of chemical synthesis products used by bioanalytical laboratories, for which we paid $1.6 million in cash.

•

Our July 2003 acquisition of the remaining 51% of NDS Canada which Anapharm did not own, for which we paid an initial amount of approximately $480,000 consisting of $336,000 in cash and our issuance of 12,213 shares of common stock, with additional consideration of approximately $1.12 million comprised of approximately $785,000 in notes payable and our issuance of 28,506 shares of

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

common stock payable in four equal payments over the next four years. Danapharm is a London, Ontario-based Phase III clinical trials management company. The first cash installment of approximately $200,000 plus accrued interest was paid in advance in April 2004 to reduce interest costs; and

•

Our August 2003 acquisition of Clinical Pharmacology, a Miami, Florida company specializing in Phase I clinical trials, as well as CPI, for which we paid approximately $7.5 million in cash and issued 664,608 shares of common stock. Of such amounts, we have deposited approximately $1.0 million and 81,000 shares of common stock in escrow for subsequent delivery to the sellers. On each February 1st and August 1st, effective February 1, 2004, we deliver from escrow a total of approximately $167,000 and approximately 9,000 shares. In addition, the shareholders of Clinical Pharmacology will have an opportunity during the three 12-month periods ending June 30, 2004, 2005 and 2006, respectively, to earn up to an aggregate of $9.0 million in additional consideration, one-half payable in cash and one-half in common stock, based upon attaining agreed revenue milestones. Based upon Clinical Pharmacology’s and Miami’s revenue levels for the period July 1, 2003 through March 31, 2004, the Company believes that Clinical Pharmacology will attain the maximum earn-out of $4,000,000 for the first measurement period ending June 30, 2004. Accordingly, the Company has recorded a current liability of $4,000,000 on its balance sheet. The amount is payable one half in cash and one half is stock in August 2004.

•

In November 2003, we acquired a 49% joint venture interest in a Spanish bioanalytical laboratory, Anapharm Europe. Our initial capital contribution was approximately $354,000.

Unaudited Pro Forma Results

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the 2003 acquisitions were as follows for the three month periods ended March 31, 2004 and 2003 as if the business combinations had occurred at the beginning of each period presented. The pro forma results do not include the operations of Synfine or the operations of Anapharm Europe, which commenced operations in November 2003.

	Three Months Ended March 31
	2004	2003

Net revenue	$33,485,539	$21,461,375
Net earnings	$3,726,308	$2,464,527
Earnings per share - basic	$0.25	$0.21
Earnings per share - diluted	$0.24	$0.20

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

In connection with adopting SFAS 142, the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company’s intangible assets subject to amortization are approximately as follows:

	Weighted Average Life (Years)	March 31, 2004		December 31, 2003
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Methodologies	4	$1,721,000	$(973,000)	$1,721,000	$(853,000)
Employment Agreement	5	824,000	(345,000)	824,000	(303,000)
Subject Database	4	900,000	(450,000)	900,000	(394,000)
Client backlog	1	662,000	(538,000)	662,000	(445,000)

		$4,107,000	$(2,306,000)	$4,107,000	$(1,995,000)

Amortization expense for intangible assets during the three month period ended March 31, 2004 was approximately $311,000, and $303,000 for the three month period ending March 31, 2003. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

2004	$1,086,000
2005	769,000
2006	182,000
2007	47,000
2008	28,000

$2,112,000

As of March 31, 2004, all intangible assets except goodwill were subject to amortization expense.

The Company assesses its goodwill for impairment annually as of the 1st of January of each year. If we determine that there is an impairment, we would incur a charge to our earnings and reduce goodwill on our balance sheet as of the prior December 31st. No impairment was recorded for the years-ended 2003 and 2002 or for the quarter ended March 31, 2004.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5. SUBSEQUENT EVENTS

In February 2004, we purchased the real property which houses our principal Miami, Florida Phase I clinical trials facility for approximately $12.1 million. Pending the closing of a $9 million first mortgage loan with Wachovia Bank National Association, we borrowed $10 million under our line of credit with Wachovia. In March 2004, we repaid $1 million. We purchased both of the existing buildings and a portion of the land; the balance of the land is subject to a long-term land lease. On May 6, 2004, we paid off the line of credit and entered into a five year $9 million variable rate, first mortgage loan encumbering the property we purchased.

The terms on the $9 million mortgage note are as follows:

•

60 monthly principal and interest payments are required assuming a 15-year amortization;

•

A balloon payment, required to pay off the unpaid principal, is due in May 2009;

•

The mortgage note can be prepaid an any time without penalty;

•

The interest rate on the five-year loan is variable, calculated as LIBOR plus 150 basis points, which equaled approximately 2.6% as of the date of this Report;

•

The LIBOR rate usually changes proportionally with the prime borrowing rate in the U.S.

We have no borrowings on the $25 million line of credit as of the date of filing this Report. The total Credit Facility including the mortgage is $34,000,000.

In April 2004, subject to stockholder approval at our annual meeting scheduled for June 21, 2004, our board of directors approved an increase in our Amended and Restated 1999 Stock Option Plan by 200,000 shares and also approved converting this Plan by permitting us to issue grants of restricted stock, restricted stock units and stock appreciation rights. In addition, also subject to stockholder approval, our board of directors adopted a 2004 Employee Stock Purchase Plan permitting our employees who are not executive officers to purchase up to a total of 100,000 shares of our common stock through payroll deductions at a 15% discount during offering periods.

In April 2004, our board of directors declared a three-for-two stock split in the nature of a stock dividend payable to stockholders of record effective at the close of business on May 10, 2004. The shares will be delivered on or about June 11, 2004. As a result, the number of shares of the Company's common stock issued and outstanding will increase from 10,021,106 to 15,031,659. Earnings per share in the financial statements in this Report reflect the three-for-two split for all periods presented.

Neither the 200,000 proposed shares for Stock Option Plan, nor the proposed 100,000 shares for the Employee Stock Purchase Plan reflect the three-for-two split.

Item 2.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003.

The following discussion and other information in this Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate, “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors, as more fully discussed herein under the heading “Forward-Looking Statements” and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Special Factors Relating to our Business and Common Stock” contained in our Form 10-K for the year ending December 31, 2003 filed with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made and carefully consider the Special Factors. We do not assume any obligation to update the forward-looking statements after the date hereof.

Overview

As described in Note 5, effective as of the close of business on May 10, 2004 we will effect a three-for-two stock split. All historical earnings per share numbers, references to numbers of shares outstanding, reference to our shares of common stock used in acquisitions, and other references, appearing in this Report have been retroactively adjusted as required by applicable accounting standards, except where we disclose that no adjustment has been made.

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

We have grown significantly through organic growth and acquisitions. In 2003, we made one material acquisition in the third quarter. See Note 3 to our consolidated financial statements. This acquisition of Clinical Pharmacology affects a comparison of our results of operations for the first quarter of 2004 versus 2003. Additionally, we acquired a 49% interest in a Spanish joint venture, Anapharm Europe, which commenced operations in November 2003. Its revenue and net income also affect a comparison of the first quarter of 2004 versus 2003.

The table below reflects the length of time each of our principal operating subsidiaries or business units operated during the comparable three-month periods ended March 31, 2004 and March 31, 2003.

Number of months each subsidiary or business unit is included in operating results:

	Quarter-ended March 31,
	2004	2003(3)

SFBC Miami	3	3
SFBC Ft. Myers	3	3
SFBC Analytical	3	3
Anapharm	3	3
SFBC Charlotte(1)	3	3
SFBC New Drug Services(1)	3	3
Clinical Pharmacology	3	0
NDS Canada(2)	3	See Note 2
Anapharm Europe(4)	3	0

——————

(1)

We merged SFBC Charlotte into SFBC New Drug Services in April 2003.

(2)

NDS Canada was a 49% subsidiary of Anapharm Inc. from March 15, 2002 through July 7, 2003 and its results were reported using the equity method.

(3)

Synfine, which commenced operations in March 2003, is not considered material.

(4)

The Company owns 49% of a joint venture, Anapharm Europe, which operates a bioanalytical laboratory in Barcelona, Spain and commenced operations in November 2003.

Highlights for the first quarter of 2004 include:

•

Our revenue increased to approximately $33.5 million from approximately $18.7 million;

•

Our earnings increased to approximately $3.7 million from approximately $1.9 million;

•

Both the revenue and net earnings were records for the first quarter;

•

Our foreign operations continued to show strong growth accounting for approximately $16.1 million of our revenue;

•

In February, we purchased the property which houses our principal Miami clinical trials facility and our executive offices. We paid approximately $12.1 million, and without materially increasing our occupancy costs, we increased our capacity from approximately 73,000 square feet to approximately 160,000 square feet; and

•

We increased our line of credit with Wachovia Bank National Association to $25 million from $15 million. We borrowed $10 million under the line to purchase the property, and in early May paid off this loan with a $9 million permanent mortgage loan from Wachovia. This increased our total Credit Facility to $34,000,000.

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

Due to the nature of Anapharm’s operations, which develops assays through its bioanalytic laboratory, on an annualized basis it has incurred higher selling, general and administrative expenses as a percentage of revenue than our United States operations. This trend did not occur in the first quarter of 2004. Anapharm’s SGA expenses, as a percentage of sales, were less than U.S. operations. The Canadian government subsidizes a portion of Anapharm’s expenses through tax credits. Under United States generally accepted accounting principles or GAAP, these credits are applied against income tax expense rather than against the underlying selling, general and administrative expenses or direct costs that generated the credit.

As a result of the acquisition of Anapharm, which occurred in March 2002, we expect our future effective tax rate to be permanently lower, as compared to our historical tax rate which was 37.4% prior to the Anapharm acquisition. Our effective tax rate was 21.6% in the first quarter of 2004 and 14.2% in the first quarter of 2003. Our future effective tax rate will be dependent on the amount of the tax credits we receive in connection with Anapharm and the relative contribution of Anapharm to our consolidated pre-tax income.

Critical Accounting Estimates

The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the applicable period. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that we believe to be reasonable under the circumstances. These estimates and our actual results are subject to known and unknown risks and uncertainties, including those discussed in the “Risk factors” section of our prospectus for our recent public offering dated October 31, 2003 and in the “Special Factors Relating to Our Business and Common Stock” section of Item 7 of our Form 10-K for the period ending December 31, 2003, both of which are filed with the Securities and Exchange Commission. There have been no material changes in our critical accounting estimates or our application of these estimates in 2004.

Results of Operations

The following table summarizes our results of operations as a percentage of net revenue for the quarter ended March 31, 2004 and 2003.

	Quarter Ended March 31,
	2004		2003

Net revenue	$33,485,539	100%	$18,670,036	100%

Gross profit margins	14,721,591	44.0%	8,101,444	43.4%

Earnings before taxes	4,754,618	14.2%	2,264,160	12.1%

Income tax expense	1,028,310	21.6%	320,876	14.2%

Net earnings	$3,726,308	11.1%	$1,943,284	10.4%

Earnings per share
Basic	$0.25		$0.18
Diluted	$0.24		$0.17

The basic and diluted earnings per share for both quarters give retroactive effect to the three-for-two stock split effective at the close of business on May 10, 2004. If this adjustment had not been made, our earnings per share would have been:

	Quarter Ended March 31,
	2004	2003

Earnings per share
Basic	$0.37	$0.27
Diluted	$0.36	$0.26

We are providing this supplemental information because we believe it helps avoid investor confusion by reflecting the events as they existed on March 31, 2004 and 2003.

Net Revenue

Our revenue was approximately $33.5 for the quarter ended March 31, 2004, which is an increase of 79.4% from approximately $18.7 million for the corresponding quarter ended March 31, 2003. The increase is primarily attributable to:

•

An exceptional increase in foreign (which includes Anapharm, our other Canadian operations and Anapharm Europe) revenue to approximately $16.1 million from $8.8 million;

•

A material increase in United States Phase I and Phase II revenues at SFBC Miami, SFBC Analytical and SFBC Ft. Myers; and

•

The inclusion of approximately $1.9 million of revenue from Clinical Pharmacology which we acquired in August 2003.

Our revenue increased as a result of performing more clinical trials, and a general increase in the size of our trials.

For the quarter ended March 31, 2004 net revenue was approximately $17.4 million from United States operations and approximately $16.1 million from foreign operations.

Direct Costs

Direct costs as a percentage of net revenue decreased to 56.0% from 56.6% for the quarter ended March 31, 2004 compared to the same period in the prior year. This decrease in our direct costs for the first quarter of 2004 is primarily attributable to a decrease in direct costs at Anapharm, offset by an increase in direct costs in our Phase III operations. Direct costs in our Phase III business increased in 2004 because of the size of the contracts we entered into and due to a higher element of pass through costs included in direct costs than in 2003.

Gross Profit Margins

Our gross profit margins increased to 44.0% from 43.4% for the quarter ended March 31, 2004 as compared to the corresponding period in the prior year. This increase in our gross profit margins is primarily attributable to an improvement in Anapharm’s gross profit margins due to the mix of contracts, offset by a decrease in gross margins in our Phase III business due to an increase in the size and percentage of pass through costs.

Since we perform a wide variety of services, all of which carry different gross margins, our future margins will vary from quarter-to-quarter, and year to year based upon the mix of these contracts, our capacity levels at the time we begin the projects and the amount of revenue generated for each type of service we perform. Even within category types, the amount of gross margins generated might vary due to the unique nature and size of each contract and project we undertake. This could impact our future profit margins and profit comparisons to historical levels. For the remainder of 2004, we anticipate our gross profit margins will be between 41 and 44%.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses or SG&A expenses increased to $10,034,111 for the quarter ended March 31, 2004 from $5,814,860 as compared to the first quarter of 2003, an increase of 72.6%. As a percentage of net revenues, our SG&A expenses decreased to 30.0% for the quarter ended March 31, 2004 from 31.1% for the quarter ended March 31, 2003.

The increase in total SG&A expenses for both periods is primarily due to the expansion of our business, increased payroll, our increased sales, marketing, and business development efforts, depreciation expenses consistent with our growth over prior year levels, and the inclusion of Clinical Pharmacology’s, NDS Canada’s and Anapharm Europe’s SG&A expenses for three months in 2004. As a result of the purchase of our principal Miami facility in February 2004 the Company’s rent expense will be reduced by approximately $660,000 on an annualized basis offset by an increase in depreciation of approximately $300,000 on an annualized basis. During the quarter, Anapharm’s SG&A expenses as a percentage of net revenue decreased and was less than our United States subsidiaries SG&A expenses as compared to net revenue.

Additionally, we are amortizing approximately $190,000 per year over a four-year period as the result of issuance of our restricted common stock to two new employees including our senior vice president at the end of 2003.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 under which management must report and our independent auditor attest on our internal controls. We expect to fully comply by the December 31, 2004 deadline. In order to comply, we have retained an independent consulting firm to assist us in evaluating and improving our internal controls. During 2004 we expect to incur approximately $600,000 in additional costs including training costs related to the installation of our new accounting software, consulting fees and additional independent auditor fees. We anticipate incurring most of these expenses in the second and third quarters. During the quarter ended March 31, 2004, we incurred approximately $35,000 in Sarbanes-Oxley compliance related expenses.

Interest income and expense

Our interest expense increased for quarter ended March 31, 2004 compared to the same period in 2003 as a result of increased borrowings under our Credit Facility due to the borrowing to finance the purchase of the Miami headquarters and the acquisition of additional equipment at Anapharm.

On February 27, 2004, we borrowed $10 million to purchase our principal Miami facility. In March 2004, we repaid $1 million on Credit Facility reducing the principal balance to $9 million at March 31, 2004. We replaced this $9 million of borrowings with a permanent mortgage loan in May 2004.

Anapharm acquires its equipment under capital leases in order to take advantage of favorable Canadian tax credits which exceed our interest expense. For the quarter ended March 31, Anapharm incurred $81,000 in interest expense in 2004 compared to $72,000 in 2003.

In 2004, we expect to incur up to $700,000 in interest expense primarily as the result of our real estate mortgage and increased equipment purchases by Anapharm. Our additional per year interest expense, real estate taxes, occupancy costs and non-cash expenses resulting from our purchase of our principal Miami facility will be substantially offset by reduced rent expense.

During the period ended March 31, 2004 we recorded $172,686 in interest income compared to $52,015 for the same period ended March 31, 2003. The increase in interest income is attributable to our higher on hand cash balances due to the proceeds from our public offering in November 2003.

Income tax expense

Our effective tax rate for the quarter ended March 31, 2004 was 21.6% compared to 14.2% for 2003. This increase in the effective tax rate is primarily attributable to a higher contribution of earnings from United States entities in 2004. On an overall basis the Company’s effective tax rate is significantly lower than United States tax rates. Anapharm, which is based in Quebec Canada, receives significant tax credits from the government of Canada for incurring research and development expenses. These credits lower our effective tax rate. We expect the nature of Anapharm's business and the generation of significant tax credits to continue; however, there can be no assurance on the future amount of these credits on a quarterly or annual basis.

If commercially practical, we may refer Phase I and Phase II studies and bioanalytical contracts to Anapharm to benefit from the lower operating costs and lower tax rates in Canada, and the availability of tax credits. Excluding the impact of tax credits, our effective tax rate in Canada is approximately 32.0% compared to approximately 40.5% in the United States. There will be some practical limitations which prevent us from referring some studies to Anapharm, including differing areas of expertise, the availability of special population groups or client preferences on where the work should be performed.

Our future effective tax rate will be dependent on the amount of the tax credits we receive in connection with Anapharm’s operations and the relative contribution of Anapharm’s operations to our consolidated pre-tax income. For the remainder of 2004, we expect our average effective tax rate to be between 22 and 25%. The higher tax rate we anticipate for the balance of the year gives effect to the fact that our Phase I and II business in the United States historically is stronger in the second half of the year.

Earnings Per Share

Effective for stockholders of record at the close of business on May 10, 2004, we recently declared a three-for-two stock split in the nature of a stock dividend. This stock split has been given retroactive effect for each of the quarters in the table presented below.

	Quarter Ended March 31,
	2004	2003

Earnings per share
Basic	$0.25	$0.18
Diluted	$0.24	$0.17

If the above retroactive adjustment had not been made, our earnings per share would have been:

	Quarter Ended March 31,
	2004	2003

Earnings per share
Basic	$0.37	$0.27
Diluted	$0.36	$0.26

Net earnings increased from $1,943,284 to $3,726,308 for the quarter ended March 31, 2004 as compared to the first quarter of 2003, an increase of 91.8%. On a fully diluted basis, our earnings per share increased to $0.25 from $0.18 for the quarter ended March 31, 2004. As of March 31, 2004 we had 15,031,659 shares of common stock outstanding compared to 10,838,991 at the end of March 31, 2003. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from 11,373,884 to 15,743,943 for the quarter ended March 31, 2004 as compared to the corresponding period in the prior year. The increase in the number of shares resulted primarily from the additional issuance of shares of common stock in connection with our secondary offering in November 2003 and the issuance of 664,608 shares related to our acquisition of Clinical Pharmacology in August 2003.

Liquidity and Capital Resources

For the three months ended March 31, 2004, net cash provided by operating activities was $3,632,070 in contrast to $323,414 of net cash provided by operations for the corresponding period in 2003. The change is primarily due to the substantial increase in net earnings, depreciation and amortization.

For the three months ended March 31, 2004, net cash used in investing activities was $17,269,324 compared to $2,450,441 used in investing activities for the corresponding period in 2003. During the quarter, we used approximately $14.4 million to purchase property and equipment, including approximately $12.1 million to purchase our principal Miami facility; approximately $1.5 million to purchase marketable securities; and approximately $1.3 million relating to prior acquisitions.

During the first quarter of 2004, net cash provided by financing activities was $10,030,569 compared to net cash used in financing activities of $80,366 in the corresponding period of 2003. The increase is primarily attributable to the net borrowing of $9.0 million against our Credit Facility to secure the purchase of our principal Miami facility and the receipt of approximately $400,000 from the exercise of stock options.

We have a $25 million Revolving Credit and Security Agreement with Wachovia Bank. The interest rate on this Credit Facility is LIBOR based and variable. This Credit Facility enables SFBC to borrow for general working capital purposes and for the purpose of financing acquisitions of companies in related industries. This Credit Facility is secured by substantially all of our assets. We used $10 million of this Credit Facility to purchase our principal Miami facility in February 2004. On May 6, 2004, we paid off the Credit Facility and entered into a five year

$9 million variable rate, first mortgage loan encumbering the property we purchased. The terms on the $9 million mortgage note are follows:

•

60 monthly principal and interest payments are required assuming a 15-year amortization;

•

A balloon payment is required to pay off the unpaid principal is due in May 2009;

•

The mortgage note can be prepaid an any time without penalty;

•

The interest rate on the five-year loan is variable, calculated as LIBOR plus 150 basis points, which equaled approximately 2.6% as of the date of this Report;

•

The LIBOR rate usually changes proportionally with the prime borrowing rate in the U.S.

As of March  31, 2004, our average interest rate on the entire $34,000,000 Credit Facility was approximately 2.6%.

On May 3, 2004, we had approximately $55,643,000 in cash and marketable securities on hand. Based upon our cash balances and our positive cash flows from operations, we believe we have enough working capital to meet our operational needs within the next 12 months. If we consummate any acquisitions of which there can be no assurance, we expect to use our cash on hand and Credit Facility and, if necessary, obtain additional debt or equity financing (or a combination thereof). We expect to issue $2 million of our common stock to the shareholders of Clinical Pharmacology in the third quarter of 2004 resulting from meeting an earn-out. Except for the possibility of issuing stock related to potential earn-outs described in “Commitments” below or a potential accretive acquisition, should one arise, and except in the case of our recently declared 50% stock dividend, or upon the exercise of stock options issued or to be issued, or otherwise arising from employee benefit plans, we do not anticipate issuing any of our common stock during 2004.

Capital Expenditures and Commitments

During the quarter ended March 31, 2004 we incurred approximately $14.4 million of capital expenditures, of which $12.1 million was related to the purchase of our Miami facility, and approximately $1.8 million was for equipment purchases at Anapharm. For the remainder of 2004, we expect to incur between $5 and $6 million in capital expenditures primarily to purchase additional equipment and to make leasehold improvements to the newly purchased Miami facility. We expect to pay the Clinical Pharmacology shareholders the earn-out payment for the first 12-month period ended June 30, 2004, as described below under “Off-Balance Sheet Arrangements.”

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. At March 31, 2004, these non-cancelable purchase obligations were not materially different than those disclosed in the Contractual Commitments table contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Under the terms of the asset purchase agreement, New Drug Services, Inc. (“NDS”) had the opportunity to achieve additional earn-out payments aggregating up to approximately $7.3 million contingent on NDS meeting annual pre-tax income targets over the next three,

12-month periods beginning on October 1, 2002. An additional $675,000 was guaranteed to be paid over the three-year period ($225,000 each year commencing September 2003), of which $450,000 was due at December 31, 2003.

In March 2004, the Company and NDS modified the earn-out. The Company agreed to pay NDS $550,000 and reduced the maximum contingent earn-out by approximately $900,000, thereby reducing the contingent earn-out to approximately $6.4 million from $7.3 million. Of the $550,000 to be paid to NDS, $150,000 was part of the $450,000 of guaranteed earn-out which was due at December 31, 2003.

Under the terms of the acquisition agreement, we may pay the shareholders of Clinical Pharmacology additional merger consideration of up to $4 million per year, subject to a maximum of $9 million over the three years of the earn-out period which are the 12 months ended June 30, 2004, 2005 and 2006. These contingent payments are based upon meeting agreed-upon revenue milestones. If paid, the additional merger consideration will be in equal amounts of cash and SFBC common stock. We expect that we will pay $4 million for the 12-month period ended June 30, 2004.

Forward-Looking Statements

The statements in this Report relating to our expectations about anticipated Sarbanes-Oxley compliance costs, 2004 gross profit margins, 2004 interest expenses, our future acquisitions, our effective tax rate for the balance of 2004, the adequacy of our working capital, and anticipated capital expenditures for the balance of 2004, the payment of future earn-outs, and our entering into hedging activities for Canadian operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements within the meaning of the Act.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see our prospectus dated October 31, 2003 and our Form 10-K for the year ending December 31, 2003 we filed with the Securities and Exchange Commission.

Pro Forma Disclosure

The following table reflects the application of $1,057,743 for the three-month period ended March 31, 2004 in Canadian tax credits, to the costs which generated the credit. Under United States generally accepted accounting principles or GAAP, the tax credits are required to be applied as a credit to “Income tax expense” on our income statement. As a result, in our financial statements net income before taxes is reduced by the amount of all of the direct costs and SG&A expenses. Under the pro forma approach, we reduce the expenses which generated the credit by the amount of the credit, and increase income tax expense by a corresponding amount. The end result under the pro forma approach is that our direct costs and SG&A expenses are lower, and our income tax expense is higher. Net income is identical under both the actual and pro forma approaches.

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

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

SELECTED PROFORMA QUARTERLY  DISCLOSURES

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 (all in $USD)

Recast proforma income statement to reflect the impactof Canadian tax credits

	Reported Actual Results For The Quarter Ended 3/31/2004		Canadian Tax Credit Reclass For The Quarter Ended 3/31/2004	Adjusted Proforma Income Reflecting Canadian Tax Credits For The Quarter Ended 3/31/2004
			(A)	(B)

Net revenue	$33,485,539	100.0%		$33,485,539	100.0%

Costs and expenses
Direct costs	$18,763,948	56.0%	$(886,258)	17,877,690	53.4%
Selling, general and administrative expenses	$10,034,111	30.0%	$(171,485)	9,862,626	29.5%
Total costs and expenses	28,798,059	86.0%	(1,057,743)	27,740,316	82.8%
Earnings from operations	4,687,480	14.0%	1,057,743	5,745,223	17.2%
Other income (expense)
Interest income	$172,686			172,686
Interest expense	$(105,548)			(105,548)
Total other income (expense)	67,138		—	67,138
Earnings before taxes	4,754,618		1,057,743	5,812,361
Income tax expense	$1,028,310	21.6%	$1,057,743	2,086,053	35.9%
Net earnings	$3,726,308	11.1%	$—	$3,726,308	11.1%
Earnings per share:
Basic	$0.25			$0.25
Diluted	$0.24			$0.24
Shares used in computing earnings per share:
Basic	14,982,494			14,982,494
Diluted	15,743,943			15,743,943

————————

(A)

The Canadian government encourages research and development activities by partially offsetting their costs through taxcredits.  Under United States GAAP, these credits are applied against “Income tax expense” on the income statement rather than against the underlying “Direct costs” or “Selling, general and administrative expenses” that generated the credit. Our current statutory rate on profits for United States operations is approximately 40.5%. The statutory tax rate in Quebec, Canada, where our principal Canadian operations are located, is approximately 32% (before the application of the tax credits).

(B)

During the three-month period ended March 31, 2004, our Canadian operations generated approximately $1.1 million in tax credits. This column shows the pro forma impact on our operating results and ratios as if these credits were applied against the underlying expense line items that generated the credit rather than applying the credits against “Income tax expense.”

Net revenue by geographic region

The Three Month Period Ended 3/31/2004

Net revenue from foreign operations	$16,065,221
Net revenue from US operations	17,420,318

Total for the period ended March, 31, 2004	$33,485,539

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

Market Risk

In 2003, we purchased certain debt securities. We classify our investments in debt securities as available-for-sale in accordance with Statement No. (“SFAS”) 115, “Accounting for Certain Investments in Debt Management’s discussion and analysis of financial condition and results of operations and Equity Securities.” Investments classified as available-for-sale are carried at fair value based on quoted market prices. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive earnings, net of applicable deferred income taxes. As of March 31, 2004, the unrealized gain on investments in marketable securities was insignificant. Cost is determined on the actual purchase price of the marketable security for determining realized gains and losses. In the first three months of 2003, there were no realized gains or losses.

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

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, and notes payable. At March 31, 2004, the fair value of these instruments approximates their carrying amounts.

Currency Risk

At our Canadian operations where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the applicable reporting period. Revenue and expenses of our Canadian operations is translated at the average exchange rate during the period. The aggregate effect of translating the financial statements of our Canadian operations is included in a separate component of stockholders’ equity entitled “Accumulated Other Comprehensive Earnings.” For the quarter ended March 31, 2004, included in SG&A expenses, we had a loss of $149,288 from foreign currency transactions compared to a loss of $180,239 for the period ended March 31, 2003. Currency translation risks arise primarily from our Canadian operations at Anapharm. We currently do not hedge our foreign currency risks, but expect to begin engaging in hedging activities by June 30, 2004.

Interest rate risk

We have a $34 million Credit Facility with Wachovia. The interest rate on the Credit Facility is LIBOR based and variable. As of March 31, 2004, our average interest rate on the entire Credit Facility was 2.6%. This Credit Facility enables us to borrow for general working capital purposes and for the purpose of financing acquisitions of companies in related industries. Borrowings under this Credit Facility are secured by substantially all of our assets, including the common stock and assets of our United States subsidiaries. As of March 31, 2004, we had borrowed approximately $9 million on this Credit Facility. We repaid the outstanding balance of the Credit Facility in May 2004 when we borrowed an additional $9 million from Wachovia, secured by a first mortgage loan on our principal Miami facility and headquarters. The interest rate on this loan is also LIBOR based and variable. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2004, we performed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to SFBC and its consolidated subsidiaries required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be met.

(b) Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, during the quarter we purchased state-of-the-art accounting software as part of our undertaking to be compliant with Section 404 of Sarbanes-Oxley by December 31, 2004. This software will be installed at all of our United States subsidiaries by the end of the second quarter ending June 30, 2004. Anapharm, our Canadian subsidiary, has been using a version of the same software since we acquired them in March 2002.

[Balance of page intentionally left blank]

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Change in Securities

(a) Not applicable.

(b) Not applicable.

(c) During the three months ended March 31, 2004, we did not issue shares of our common stock except for the exercise of options covered by an effective registration statement under the Securities Act of 1933.

(d) Not applicable.

(e) The following table provides information about purchases by SFBC and its affiliated purchasers during the quarter ended March 31, 2004 of equity securities that are registered by SFBC pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
01/01/04-01/31/04	0	$0	0	814,832
02/01/04-02/29/04	0	0	0	814,832
03/01/04-03/31/04	0	0	0	814,832

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

3.2

First Amendment to Certificate of Incorporation (1)

3.3

Certificate of Correction to Certificate of Incorporation (2)

3.4

Bylaws (1)

3.5

First Amendment to the Bylaws (2)

3.6

Second Amendment to the Bylaws (3)

3.7

Third Amendment to the Bylaws (4)

10.1

Second Amended Credit Agreement (4)

10.2

Post-Closing Agreement regarding the acquisition of 11190 Biscayne Boulevard, Miami, Florida (4)

10.3

Amendment to Asset Purchase Agreement (SFBC New Drug Services, Inc.) (4)

21

Subsidiaries

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer

——————

(1)

Contained in Form SB-2 filed on August 17, 1999.

(2)

Contained in Form SB-2 filed on October 5, 2000.

(3)

Contained in Form 10-KSB filed on March 31, 2003.

(4)

Contained in Form 10-K filed on March 15, 2004.

(b) Reports on Form 8-K.

On January 14, 2004, we filed Form 8-K/A-4 which amended the report originally filed on September 23, 2002 in order to report supplementary financial information and to correct the unaudited Pro Forma Statement of Earnings of New Drug Services, Inc. in connection with our prior acquisition thereof.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 10, 2004 by the undersigned, thereunto duly authorized.

SFBC INTERNATIONAL, INC.

/s/ ARNOLD HANTMAN
Arnold Hantman, Chief Executive Officer

/s/ DAVID NATAN
David Natan, Chief Financial Officer

EXHIBIT INDEX

Exhibit

Number

Description

3.1

Certificate of Incorporation (1)

3.2

First Amendment to Certificate of Incorporation (1)

3.3

Certificate of Correction to Certificate of Incorporation (2)

3.4

Bylaws (1)

3.5

First Amendment to the Bylaws (2)

3.6

Second Amendment to the Bylaws (3)

3.7

Third Amendment to the Bylaws (4)

10.1

Second Amended Credit Agreement (4)

10.2

Post-Closing Agreement regarding the acquisition of 11190 Biscayne Boulevard, Miami, Florida (4)

10.3

Amendment to Asset Purchase Agreement (SFBC New Drug Services, Inc.) (4)

21

Subsidiaries

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer

——————

(1)

Contained in Form SB-2 filed on August 17, 1999.

(2)

Contained in Form SB-2 filed on October 5, 2000.

(3)

Contained in Form 10-KSB filed on March 31, 2003.

(4)

Contained in Form 10-K filed on March 15, 2004.