Form 10-Q
period 2004-06-30
SFBC INTERNATIONAL INC
filed 2004-08-04
CIK 1089542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2004

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

The registrant has 15,509,778 shares of common stock outstanding as of August 2, 2004.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 AND DECEMBER 31, 2003

	(Unaudited) June 30, 2004	December 31, 2003
ASSETS

Current Assets
Cash and cash equivalents	$51,429,301	$56,020,452
Investment in marketable securities	7,619,025	3,911,546
Accounts receivable, net	37,055,029	32,857,531
Income tax receivable	450,127	1,350,507
Loans receivable from stockholders	231,935	210,870
Deferred income taxes	121,565	121,565
Prepaids and other current assets	4,266,291	4,058,486
Total current assets	101,173,273	98,530,957
Loans receivable from stockholders	400,000	400,000
Property and equipment, net	37,579,410	24,177,018
Goodwill, net	52,280,644	47,789,383
Other intangibles, net	1,491,054	2,111,493
Other assets, net	111,760	41,751
Total assets	$193,036,141	$173,050,602

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$5,600,346	$5,765,365
Accrued liabilities	5,251,154	5,363,332
Purchase consideration due to stockholders	4,300,000	1,289,677
Advance billings	3,735,472	4,733,819
Mortgage payable, current portion	410,021	—
Notes payable, current portion	2,044,780	1,997,733
Total current liabilities	21,341,773	19,149,926
Deferred income taxes	159,265	303,721
Mortgage payable	8,558,808	—
Notes payable	3,596,736	3,653,683
Minority interest in joint venture	197,539	—
Commitments	—	—
Stockholders' equity
Preferred stock. $0.10 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized, 15,369,343 shares and 14,985,834 shares issued and outstanding as of June 30, 2004 and December 31, 2003	15,369	14,986
Additional paid-in capital	125,013,031	123,854,436
Retained earnings	32,696,777	24,223,139
Deferred compensation	(648,156)	(732,380)
Accumulated other comprehensive earnings	2,104,999	2,583,091
Total stockholders' equity	159,182,020	149,943,272
Total liabilities and stockholders' equity	$193,036,141	$173,050,602

The accompany notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net revenue	$36,418,050	$22,483,553	$69,903,589	$41,153,589
Costs and expenses
Direct costs	19,997,459	12,688,984	38,761,407	23,257,575
Selling, general and administrative expenses	9,850,883	7,232,418	19,884,995	13,047,278
Total costs and expenses	29,848,342	19,921,402	58,646,402	36,304,853
Earnings from operations	6,569,708	2,562,151	11,257,187	4,848,736
Other income (expense)
Interest income	193,413	37,670	366,098	89,686
Interest expense	(135,132)	(102,581)	(240,679)	(177,021)
Total other income (expense)	58,281	(64,911)	125,419	(87,335)
Earnings before income taxes and minority interest	6,627,989	2,497,240	11,382,606	4,761,401
Income tax expense	1,686,251	473,174	2,714,561	794,051
Earnings before minority interest	4,941,738	2,024,066	8,668,045	3,967,350
Minority interest in joint venture	194,408	—	194,408	—
Net earnings	$4,747,330	$2,024,066	$8,473,637	$3,967,350
Earnings per share:
Basic	$0.31	$0.19	$0.56	$0.37
Diluted	$0.30	$0.18	$0.54	$0.35
Shares used in computing earnings per share:
Basic	15,155,668	10,842,051	15,069,051	10,835,729
Diluted	15,871,568	11,351,288	15,811,938	11,362,553

The accompany notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003

Cash flows from operating activities
Net earnings	8,473,637	3,967,350
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,973,043	2,159,800
Minority interest	194,408	—
Provision for bad debt	302,718	(140,000)
Common stock options issued as compensation	84,224	—
Changes in assets and liabilities
Accounts receivable	(4,500,216)	(3,870,559)
Income tax receivable	900,380	139,732
Prepaid expenses and other current assets	(207,805)	(207,933)
Other assets	(70,009)	99,670
Accounts payable	(165,019)	(1,269,979)
Accrued liabilities	(112,178)	929,658
Advance billings	(998,347)	(945,395)
Deferred income taxes	(144,456)	(617,252)
Total adjustments	(1,743,257)	(3,722,258)
Net cash provided by operating activities	6,730,380	245,092
Cash flows from investing activities
Cash consideration - acquisitions, net of cash acquired	—	(2,772,703)
Additional purchase price consideration	(1,480,938)	—
Purchase of property and equipment	(16,245,189)	(2,155,449)
Change in marketable securities	(3,707,479)	465,321
Loans to officers/stockholders	(21,065)	(21,577)
Repayment on loans to officers/stockholders	—	128,825
Net cash used in investing activities	(21,454,671)	(4,355,583)
Cash flows from financing activities
Borrowings against bank line of credit	10,000,000	1,800,000
Payments on bank line of credit	(10,000,000)	—
Principal additions to mortgage payable	9,000,000	—
Principal payments on mortgage payable	(31,171)	—
Principal additions to and payments on notes payable	(9,900)	(464,551)
Proceeds from the issuance/exercise of warrants and common stock	1,158,979	178,500
Net cash provided by financing activities	10,117,908	1,513,949
Net effect of exchange rate changes on cash	15,232	210,179
Net decrease in cash and cash equivalents	(4,591,151)	(2,386,363)
Cash and cash equivalents at beginning of period	56,020,452	6,361,496
Cash and cash equivalents at end of period	$51,429,301	$3,975,133

The accompany notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003

Supplemental disclosures:
Interest paid	$240,679	$177,021
Income taxes paid	$1,101,000	$883,855
Supplemental disclosures of non-cash investing and finance activities:
Fair value of net assets (liabilities) assumed in connection with acquisition of businesses	$—	$1,573,430
Common stock options issued as compensation	$84,224	$—
Additional purchase considerations related to the acquisition of businesses	$4,000,000	$—
Common shares received in lieu of cash payment related to option exercises	$2,269,125	$—

The accompany notes are an integral part of these financial statements.

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Principles Of Consolidation And Organization

The consolidated financial statements include the accounts of SFBC International, Inc. (the “Company”) and its wholly-owned subsidiaries, South Florida Kinetics, Inc. (“SFBC Miami”), Clinical Pharmacology International, Inc. (“CPI”), Clinical Pharmacology of Florida, Inc. (“Clinical Pharmacology”), SFBC New Drug Services, Inc., SFBC Ft. Myers, Inc., SFBC Analytical Laboratories, Inc., SFBC Canada Inc., Anapharm Inc., SFBC New Drug Services Canada, Inc. (“NDS Canada”) (formerly Danapharm Clinical Research Inc.), 11190 Biscayne LLC (the holding company which owns the SFBC Miami property), and Synfine Research Inc. Additionally, the Company, through SFBC Europe B.V., a wholly-owned subsidiary,  owns 49% of a joint venture, SFBC Anapharm Europe S.L. (“Anapharm Europe”) which operates a bioanalytical laboratory in Barcelona, Spain, which commenced operations in November 2003. The accounts of this joint venture are included in the Company’s consolidated accounts. The minority interest represents the 51% non-controlling interest in Anapharm Europe. All financial information presented in this report relating to Canadian and Spanish subsidiaries has been converted to United States dollars. All intercompany transactions and balances have been eliminated in consolidation.

During the three and six month periods ended June 30, 2003, Anapharm owned a 49% interest in NDS Canada located in London, Ontario Canada. For these periods NDS Canada’s results, which were not material, were reported on the equity method of accounting. On July 7, 2003, Anapharm purchased the remaining 51% interest of NDS Canada and accordingly since July 7, 2003 the operations of NDS Canada have been included in the consolidated results of the Company. See Note 3 to the Condensed Consolidated Financial Statements.

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

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Operating results for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the remaining quarters and for the year ending December 31, 2004.

Effective as of the close of business on May 19, 2004 we effected a three-for-two stock split. All historical earnings per share numbers, references to numbers of shares outstanding, reference to our shares of common stock used in acquisitions, and other references appearing in this Report have been retroactively adjusted as required by applicable accounting standards, except where we disclose that no adjustment has been made. In addition, we have increased our authorized number of shares of common stock to 40,000,000 from 20,000,000. This increase was approved by our stockholders on June 21, 2004.

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and should be read in conjunction with the consolidated financial statements and notes which appear in that Report. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Net Earnings Per Share

The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (FAS 128) which requires dual presentation of net earnings per share: Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for incremental shares attributed to outstanding options and warrants to purchase approximately 1,035,051 and 993,488 shares of common stock for the three and six month periods ended June 30, 2004, respectively, and 1,200,300 and 1,165,766 shares for the three and six month periods ended June 30, 2003, respectively; less the assumed repurchase of shares in accordance with the treasury stock method of 715,900 and 742,887 shares for the three and six month periods ended June 30, 2004, respectively, and 691,064 and 638,753 shares for the three and six month periods ended June 30, 2003, respectively.

Stock Based Compensation

At June 30, 2004, the Company had one stock based compensation plan and had entered into a limited number of stock option agreements, which have been disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and its Proxy Statement for the 2004 annual meeting filed with the Securities and Exchange Commission. The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. The Company’s net earnings and earnings per share would have been  the pro forma amounts indicated below had compensation cost for the stock option plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net earnings:
As reported	$4,747,330	$2,024,067	$8,473,637	$3,967,350
Pro forma	$3,821,206	$1,486,758	$6,621,390	$2,892,731

Basic earnings per share:
As reported	$0.31	$0.19	$0.56	$0.37
Pro forma	$0.25	$0.14	$0.44	$0.27
Diluted earnings per share:
As reported	$0.30	$0.18	$0.54	$0.35
Pro forma	$0.24	$0.13	$0.42	$0.25

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

During the quarter, certain officers of the company exercised stock options to purchase 337,500 shares of the Company’s common stock. In lieu of paying cash to exercise the stock options, the officers exchanged 93,265 shares of personally held Company common stock.

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

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal, if finalized as proposed, would eliminate use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure. The proposal, if approved, would substantially amend FASB Statement No. 123, Accounting for Stock-Based Compensation. If implemented, SFBC may reduce its reliance on issuing stock options and begin to use other stock based compensation. The exact nature of future compensation awards will be determined by our Compensation Committee.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to SFBC’s consolidated financial statements.

NOTE 3. ACQUISITIONS

For the year ended December 31, 2003 and the three and six months ended June 30, 2004, our acquisitions consisted of the following:

•

Our March 2003 acquisition of substantially all of the assets of Synfine Research Inc., an Ontario corporation, a provider of chemical synthesis products used by bioanalytical laboratories, for which we paid $1.6 million in cash.

•

Our July 2003 acquisition of the remaining 51% of NDS Canada that Anapharm did not own, for which we paid an initial amount of approximately $480,000 consisting of $336,000 in cash and our issuance of 12,213 shares of common stock, with additional consideration of approximately $1.12 million comprised of approximately $785,000 in notes payable and our issuance of 28,506 shares of common stock payable in four equal payments over the next four years.

Danapharm is a London, Ontario-based Phase III clinical trials management company. The first cash installment of approximately $200,000 plus accrued interest was paid in advance in April 2004 to reduce interest costs, and the first installment of common stock was delivered in July 2004.

•

Our August 2003 acquisition of Clinical Pharmacology, a Miami, Florida company specializing in Phase I clinical trials, as well as CPI, for which we paid approximately $7.5 million in cash and issued 664,608 shares of common stock. Of such amounts, we have deposited approximately $1.0 million and 81,000 shares of common stock in escrow for subsequent delivery to the sellers. On each February 1st and August 1st, effective February 1, 2004, we will deliver from escrow a total of approximately $167,000 and approximately 9,000 shares. In addition, the shareholders of Clinical Pharmacology have an opportunity during the three 12-month periods ending June 30, 2004, 2005 and 2006, respectively, to earn up to an aggregate of $9.0 million in additional consideration, one-half payable in cash and one-half in common stock, based upon attaining agreed revenue milestones. Based upon Clinical Pharmacology’s and SFBC Miami’s revenue levels for the period July 1, 2003 through June 30, 2004, Clinical Pharmacology has attained the maximum earn-out of $4,000,000 for the first measurement period ending June 30, 2004. In the first quarter of 2004, the Company recorded a liability of $4.0 million on its balance sheet. The amount is payable one half in cash and one half in shares (75,354 shares) in August 2004.

•

Our November 2003 acquisition of a 49% joint venture interest in a Spanish bioanalytical laboratory, Anapharm Europe. Our initial capital contribution was approximately $354,000.

Unaudited Pro Forma Results

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the 2003 acquisitions were as follows for the three month and six month periods ended June 30, 2004 and 2003 as if the business combinations had occurred at the beginning of each period presented. The pro forma results do not include the operations of Synfine or the operations of Anapharm Europe, which commenced operations in November 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net revenue	$36,418,050	$25,268,776	$69,903,589	$46,730,151
Net earnings	$4,747,330	$2,473,222	$8,473,637	$4,937,749
Earnings per share – basic	$0.31	$0.21	$0.56	$0. 43
Earnings per share – diluted	$0.30	$0.21	$0.54	$0.41

The pro forma data is provided for information purposes only and does not purport to be indicative of results which actually would have been obtained if the combinations had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

The components of the Company’s intangible assets subject to amortization are approximately as follows:

	Weighted Average Life (Years)	June 30, 2004		December 31, 2003
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Methodologies	4	$1,721,000	$(1,092,000)	$1,721,000	$(853,000)
Employment Agreement	5	824,000	(387,000)	824,000	(303,000)
Subject Database	4	900,000	(506,000)	900,000	(394,000)
Client backlog	1	662,000	(631,000)	662,000	(445,000)

		$4,107,000	$(2,616,000)	$4,107,000	$(1,995,000)

Amortization expense for intangible assets during the three and six month periods ended June 30, 2004 was approximately $310,000, and $621,000, respectively, compared to $293,000 and $596,000 for the same three and six month periods ending June 30, 2003. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

2004	$1,086,000
2005	769,000
2006	182,000
2007	47,000
2008	28,000

$2,112,000

As of June 30, 2004, all intangible assets except goodwill were subject to amortization expense.

The Company assesses its goodwill for impairment annually as of the 1st of January of each year. If we determine that there is impairment, we would incur a charge to our earnings and reduce goodwill on our balance sheet as of the prior December 31st. No impairment was recorded for the years ended 2003 and 2002 or for the three and six months ended June 30, 2004.

 NOTE 5. EMPLOYEE STOCK PURCHASE PLAN.

On June 21, 2004, SFBC’s stockholders approved the 2004 Employee Stock Purchase Plan (the “ESPP”).  The ESPP permits employees who are employed for at least 20 hours per week and who have been so employed for at least three months continuously by SFBC or one of its designated subsidiaries with the option of purchasing common stock of SFBC from SFBC at a 15% discount from the lower of the fair market value of such shares at the beginning of an offering period or the fair market value of such shares at the end of the offering period.  Each offering period (except the initial period) is six months. Each eligible employee is granted an option to purchase such shares at the beginning of each offering period. The first offering period commences on August 9, 2004 and ends on December 31, 2004.  The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986.

NOTE 6. BUILDING PURCHASE

In February 2004, we purchased the real property which houses our principal Miami, Florida Phase I clinical trials facility for approximately $12.1 million. Pending the closing of a $9 million first mortgage loan with Wachovia Bank National Association (“Wachovia”), we borrowed $10 million under our line of credit with Wachovia. In March 2004 we repaid $1.0 million. We purchased both of the existing buildings and a portion of the land: the balance of the land is subject to a long-term land lease. On May 6, 2004, we paid off the line of credit and entered into a five year $9 million variable rate, first mortgage loan encumbering the property we purchased. See Note 7 to our consolidated financial statements.

NOTE 7. MORTGAGE PAYABLE

We have a $9 million first mortgage loan with Wachovia Bank National Association (“Wachovia”). The interest rate on the mortgage is LIBOR based and variable. The mortgage is secured by substantially all of our assets. The terms are as follows:

•

60 monthly principal and interest payments are required assuming a 15-year amortization;

•

A balloon payment is required to pay off the unpaid principal, which is due in May 2009;

•

The interest rate on the five-year loan is variable, calculated as LIBOR plus 150 basis points, which equaled approximately 2.96% as of July 26, 2004;

•

The LIBOR rate usually changes proportionally with the prime borrowing rate in the U.S.

As of July 26, 2004, our average interest rate on the $9 million mortgage was approximately 2.96%.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Expansion

Anapharm plans to open a bioanalytical laboratory at the Company's facility in Toronto, Canada in January 2005. During the balance of 2004, the Company intends to invest approximately $4.0 million in capital expenditures, comprised of equipment, software and facility improvements for this new bioanalytical laboratory.

Litigation

On April 12, 2004, MCC Analitica, S.A.(“MCC”) filed a private criminal complaint  in Barcelona, Spain  alleging that defendant Dr. Maria Cruz Caturla Perales, a former employee of MCC,  who is now an employee and 51% owner of SFBC Anapharm Europe, S.L. (“Anapharm Europe”),   misappropriated confidential materials and utilized those materials at Anapharm Europe. SFBC, through SFBC Europe B.V., owns a 49% interest in Anapharm Europe. Also named in the private proceedings were Drs. Gregory Holmes and Marc LeBel as legal representatives of  Anapharm Europe. There are no allegations that Dr. Holmes or Dr. LeBel participated in the alleged actions or knew of them. Spanish law provides that private individuals may file a criminal complaint and an examining judge then conducts  an investigation to determine whether further proceedings are warranted. SFBC was not named as a party to the proceedings. Spanish counsel has advised SFBC that, in such counsel's opinion, it is unlikely that either SFBC or its subsidiary, SFBCEurope B.V.,  will have liability including possible civil liability.  However, there can be no assurances that neither SFBC nor its subsidiary will not have any liability. In addition, while we believe that this matter will not have a material adverse effect on the business of our joint venture or our investment therein, there can be no assurances as to that effect.

NOTE 9. SUBSEQUENT EVENTS

On July 25, 2004, SFBC acquired Taylor Technology, Inc. (“TTI”) which was founded in 1992. TTI. is based in Princeton, NJ and offers quantitative bioanalytical mass spectrometry services primarily in pre-clinical and Phases I - IV of drug development for the pharmaceutical industry.  SFBC paid TTI shareholders approximately $20.9 million (not including transaction costs), comprised of $16.92 million in cash and 133,595 shares of restricted common stock of SFBC, valued at $3.98 million. Of the total consideration, $1.0 million in cash and 33,566 shares of common stock of SFBC, valued at approximately $1.0 million, have been placed in escrow and will be released over the next two years to the former shareholders of TTI subject to a review of TTI’s balance sheet at the acquisition closing date and the presence of any undisclosed liabilities at the time of the acquisition. SFBC entered into long-term employment agreements with the senior management of TTI, including its President and founder Dr. Paul Taylor. Due to the recent nature of this acquisition, it was not practicable to provide further disclosure under SFAS 141 “Business Combinations.”

On August 3, 2004, we announced our intention to offer $100 million (subject to a possible increase of up to an additional $15 million) of our convertible senior notes due in 2024 exclusively to qualified institutional buyers under Rule 144A of the Securities Act of 1933 (the “Act”). This offering will not be registered under the Act and may not be offered for sale in the United States without registration or an applicable exemption from registration under the Act. There can be no assurances as to the final terms of the offering or that we will close this offering.

In July 2004, following approval of our stockholders we increased our number of authorized shares of common stock from 20,000,000 to 40,000,000.

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

Overview

Effective as of the close of business on May 19, 2004, we effected a three-for-two stock split. All historical earnings per share numbers, references to numbers of shares outstanding, reference to our shares of common stock used in acquisitions, and other references appearing in this Report have been retroactively adjusted as required by applicable accounting standards, except where we disclose that no adjustment has been made. In addition, we have increased our authorized number of shares of common stock to 40,000,000 from 20,000,000. This increase was approved by our stockholders on June 21, 2004.

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

We have grown significantly through organic growth and acquisitions. In 2003, we made one material acquisition in the third quarter. See Note 3 to our Financial Statements. This acquisition of Clinical Pharmacology affects a comparison of our results of operations for the  three and six months ended June 30,  2004 versus the same periods in 2003. Additionally, we acquired a 49% interest in a Spanish joint venture, Anapharm Europe, which commenced operations in November 2003. Its revenue and net income also affect a comparison of the three and six month periods ended June 30, 2004 versus 2003.

The table below reflects the length of time each of our principal operating subsidiaries or business units operated during the comparable three and six month periods ended June 30, 2004 and June 30, 2003.

Number of Months Each Subsidiary or Business Unit Is Included In Operating Results

	Quarter-ended June 30,		Six-month period ended June 30,
	2004	2003(3)	2004	2003(3)

SFBC Miami	3	3	6	6
SFBC Ft. Myers	3	3	6	6
SFBC Analytical	3	3	6	6
Anapharm	3	3	6	6
SFBC Charlotte(1)	3	3	6	6
SFBC New Drug Services(1)	3	3	6	6
Clinical Pharmacology	3	0	6	0
NDS Canada(2)	3	See Note 2	6	See Note 2
Anapharm Europe(4)	3	0	6	0

——————

(1)

We merged SFBC Charlotte into SFBC New Drug Services in April 2003.

(2)

NDS Canada was a 49% subsidiary of Anapharm Inc. from March 15, 2002 through July 7, 2003 and its results were reported using the equity method.

(3)

Synfine, which commenced operations in March 2003, is not considered material.

(4)

Through a wholly-owned subsidiary, SFBC owns 49% of a joint venture, Anapharm Europe, which operates a bioanalytical laboratory in Barcelona, Spain and commenced operations in November 2003.

Highlights for the six month period ended June 30, 2004 as compared to the corresponding period in 2003 include:

•

Our revenue increased to approximately $69.9 million from approximately $41.2 million for the six months ended June 30, 2003;

•

Our earnings increased to approximately $8.5 million from approximately $4.0 million for the six months ended June 30, 2003;

•

Both the revenue and net earnings were records for the six month period;

•

Our foreign operations continued to show strong growth accounting for approximately $35.0 million of our revenue;

•

In February 2004, we purchased the property which houses our principal Miami clinical trials facility and our executive offices. We paid approximately $12.1 million, and without materially increasing our occupancy costs, we will have increased our capacity from approximately 73,000 square feet to approximately 160,000 square feet once we complete the necessary renovations; and

•

We increased our line of credit with Wachovia Bank National Association (“Wachovia”) to $25 million from $15 million. We borrowed $10 million under the line to purchase the property in Miami, and in early May paid off this loan with a $9 million permanent mortgage loan from Wachovia.

Highlights for the three month period ended June 30, 2004 as compared to the corresponding period in 2003 include:

•

Our revenue increased to approximately $36.4 million from approximately $22.5 million for the three months ended June 30, 2003;

•

Our earnings increased to approximately $4.7 million from approximately $2.0 million for the three months ended June 30, 2003;

•

Both the revenue and net earnings were records for the second quarter; and

•

Our foreign operations continued to show strong growth accounting for approximately $18.9 million of our revenue;

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

The gross profit margins on our contracts vary depending upon the nature of the services we perform for our clients. Gross margins for our Phase I and Phase II clinical trials and bioanalytical services generally tend to be higher than those for our Phase III trials management and other services that we perform. Within our Phase I and Phase II business, our gross profit margins are generally higher for trials which involve a larger number of participants, a longer period of study time and the performance of more tests. Gross margins for our services to branded drug clients generally tend to be higher than those for generic drug clients. In addition, our gross profit margins will vary based upon our mix of domestic and international business. Gross margins are calculated by subtracting direct costs from net revenue. Gross profit margins are calculated by dividing the gross margin by net revenue.

Due to the nature of Anapharm’s operations, which develops assays through its bioanalytical laboratory, on an annualized basis it has incurred higher selling, general and administrative expenses as a percentage of revenue than our United States operations. This trend did not occur in the three and six month periods ended June 30, 2004. Anapharm’s selling, general and administrative expenses, as a percentage of revenue, were less than U.S. operations as the result of their escalating revenue. The Canadian government subsidizes a portion of Anapharm’s expenses through tax credits. Under United States generally accepted accounting principles or GAAP, these credits are applied against income tax expense rather than against the underlying selling, general and administrative expenses or direct costs that generated the credit.

As a result of the acquisition of Anapharm, which occurred in March 2002, we expect our future effective tax rate to be permanently lower, as compared to our historical tax rate which was 37.4% prior to the Anapharm acquisition. Our effective tax rate was 23.8% for the first six months of 2004 and 16.7% for the same period in 2003. Our future effective tax rate will be dependent on the amount of the tax credits we receive in connection with Anapharm and the relative contribution of Anapharm operations to our consolidated pre-tax income.

Critical Accounting Estimates

The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the applicable period. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that we believe to be reasonable under the circumstances. These estimates and our actual results are subject to known and unknown risks and uncertainties, including those discussed in the “Special Factors Relating to Our Business and Common Stock” section of Item 7 of our Form 10-K for the period ending December 31, 2003, which was filed with the Securities and Exchange Commission. There have been no material changes in our critical accounting estimates or our application of these estimates in 2004.

Results of Operations

The following table summarizes our results of operations for the three and six month periods ended June 30, 2004 and 2003.

	Quarter ended June 30,				Six months ended June 30,
	2004		2003		2004		2003

Net revenue	$36,418,050	100.0%	$22,483,553	100.0%	$69,903,589	100.0%	$41,153,589	100.0%

Gross profit margins	16,420,591	45.1%	9,794,569	43.6%	31,142,182	44.6%	17,896,014	43.5%
Selling, general and administrative expenses	9,850,883	27.0%	7,232,418	32.2%	19,884,995	28.4%	13,047,278	31.7%
Earnings before taxes and minority interest	6,627,989	18.2%	2,497,240	11.1%	11,382,606	16.3%	4,761,401	11.6%

Income tax expense	1,686,251	25.4%	473,174	18.9%	2,714,561	23.8%	794,051	16.7%

Minority interest in joint venture	194,408	0.5%	—	0.0%	194,408	0.3%	—	0.0%

Net earnings	$4,747,330	13.0%	$2,024,066	9.0%	$8,473,637	12.1%	$3,967,350	9.6%

Earnings per share
Basic	$0.31		$0.19		$0.56		$0.37
Diluted	$0.30		$0.18		$0.54		$0.35

Net Revenue

Our revenue was approximately $36.4 million and $69.9 million for the three and six month periods ended June 30, 2004, respectively, compared to $22.5 million and $41.2 million for the same periods in 2003. This represents an increase of 62.0% for the three month period ended June 30, 2004 compared to the same period in 2003, and an increase of 69.9% for the six month period ended June 30, 2004 compared to the same period in 2003. The increase in both the three and six month periods is primarily attributable to:

•

An increase in foreign revenue (which includes Anapharm, our other Canadian operations and Anapharm Europe) to approximately $18.9 million and $35.0 million for the three and six month periods ended June 30, 2004, respectively, compared to $10.2 million and $19.0  million for the same periods in 2003. Approximately 80.6% of foreign revenue for the six month period ended June 30, 2004 was Anapharm revenue;

•

A material increase in United States Phase I and Phase II revenue at SFBC Miami, SFBC Analytical and SFBC Ft. Myers; and

•

The inclusion of approximately $4.2 million of revenue for the six month period ended June 30, 2004 from Clinical Pharmacology which we acquired in August 2003.

Our revenue increased as a result of performing more clinical trials, and a general increase in the size of our trials.

Direct Costs

Direct costs as a percentage of net revenue decreased to 54.9% and 55.4% for the three and six month periods ended June 30, 2004, respectively, compared to 56.4% and 56.5% in the same periods in the prior year. This decrease in our direct costs for the three and six month periods of 2004 is primarily attributable to a decrease in direct costs at Anapharm, the inclusion of Clinical Pharmacology, and to a significantly lesser extent, a decrease in our direct costs in our Phase III operations.

Gross Profit Margins

Our gross profit margins increased to 45.1% and 44.6%, respectively, for the three and six month periods ended June 30, 2004, compared to 43.6% and 43.5%in the same periods in the prior year. This increase in our gross profit margins is primarily attributable to an improvement in Anapharm’s gross profit margins due to the mix of contracts, the inclusion of Clinical Pharmacology’s operating results, and to a significantly lesser extent, an improvement in gross margins in our Phase III business due to the mix of contracts.

Since we perform a wide variety of services, all of which carry different gross margins, our future margins will vary from quarter-to-quarter and year-to-year based upon the mix of these contracts, our capacity levels at the time we begin the projects and the amount of revenue generated for each type of service we perform. Even within category types, the amount of gross margins generated might vary due to the unique nature and size of each contract and project we undertake. This could impact our future profit margins and profit comparisons to historical levels. For the remainder of 2004, we anticipate our gross profit margins will be between 43% and 45.5%.

Selling, General and Administrative Expenses

Our selling, general and administrative, SG&A, expenses increased to $9,850,883 for the three months ended June 30, 2004 from $7,232,418 for the same period in 2003, an increase of 36.2%. As a percentage of net revenue, our SG&A expenses decreased to 27.0% in 2004 from 32.2% for the same three month period in 2003.

Our SG&A expenses increased to $19,884,995 for the six months ended June 30, 2004 from $13,047,278 for the same period in 2003, an increase of 52.4%. As a percentage of net revenue, our SG&A expenses decreased to 28.4% in 2004 from 31.7% for the same six month period in 2003.

The increase in total SG&A expenses for both the three and six month periods ended June 30, 2004 is primarily due to the continuing expansion of our business, increased payroll and headcount, our increased sales, marketing, and business development efforts, depreciation expenses consistent with our growth over prior year levels, and the inclusion of Clinical Pharmacology’s, NDS Canada’s and Anapharm Europe’s SG&A expenses for three and six months in 2004. During the three and six month periods in 2004, Anapharm’s SG&A expenses as a percentage of net revenue decreased and was less than our United States subsidiaries’ SG&A expenses as compared to net revenue.

As a result of the purchase of our principal Miami facility in February 2004 the Company’s rent expense will be reduced by approximately $660,000 on an annualized basis, offset by an increase in depreciation of approximately $300,000 on an annualized basis.  The additional interest expenses are described below under “- Interest income and expense.”  Purchasing this property will permit us to expand our capacity once we complete the necessary renovations, without a substantial increase in occupancy costs.

Additionally, we are amortizing approximately $190,000 per year over a four-year period as the result of issuance of our restricted common stock to two new employees including our senior vice president at the end of 2003.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, under which management must report and our independent auditor must attest on our internal controls. We expect to fully comply with Section 404 by the December 31, 2004 deadline. In order to comply, we have retained an independent consulting firm to assist us in evaluating and improving our internal controls. During 2004 we expect to incur approximately $800,000 in additional costs, including training costs related to the installation of our new accounting software, consulting fees and additional independent auditor fees. We anticipate incurring the substantial portion of these expenses in the third and fourth quarter. During the six month period ended June 30, 2004, we paid approximately $60,000 in fees related to Sarbanes-Oxley matters, and accrued an additional $115,000 as of June 30, 2004.

For the three and six month periods ended June 30, 2004, SG&A expenses as a percentage of net revenue were 27.0% and 28.4%, respectively, which were a significant decline over the same periods in 2003. This decrease is primarily attributable to the increase in capacity levels, resulting in higher sales levels without a corresponding increase in personnel costs or facility costs at substantially all subsidiaries.

Interest income and expense

Our interest expense increased for the three and six month periods ended June 30, 2004 compared to the same period in 2003 as a result of increased borrowings under our Credit Facility due to the $9.0 million borrowing to finance the purchase of the Miami headquarters and the acquisition of additional equipment at Anapharm.

On February 27, 2004, we borrowed $10 million to purchase our principal Miami facility. In March 2004, we repaid $1 million of the Credit Facility, reducing the principal balance to $9 million at March 31, 2004. We replaced this $9 million of borrowings with a permanent mortgage loan in May 2004.

Anapharm acquires its equipment under capital leases in order to take advantage of favorable Canadian tax credits which exceed our interest expense. For the three and six month periods ended June 30, 2004, respectively, Anapharm incurred $69,000 and $150,000 in interest expense in 2004 compared to $96,000 and $168,000, respectively in the same periods in 2003. In 2004, we expect to incur up to $700,000 in interest expense primarily as the result of our real estate mortgage and increased equipment purchases by Anapharm. As noted in the SG&A section above our additional per year interest expense, real estate taxes, occupancy costs and depreciation resulting from the purchase of our principal Miami facility will be substantially offset by reduced rent expense.

During the three and six month periods ended June 30, 2004 we recorded $135,132 and $240,679, respectively, in interest income compared to $102,581 and $177,021 for the same period ended June 30, 2003. The increase in interest income is attributable to our higher on hand cash balances due to the proceeds from our public offering in November 2003.

Income tax expense

Our effective tax rate for the three and six month periods ended June 30, 2004 was 25.4% and 23.8%, compared to 18.9% and 16.7% for 2003. This increase in the effective tax rate is primarily attributable to a higher contribution of earnings from United States entities in 2004. On an overall basis the Company’s effective tax rate is significantly lower than United States tax rates. Anapharm, which is based in Quebec Canada, receives significant tax credits from the government of Canada for incurring research and development expenses. These credits lower our effective tax rate. We expect the nature of Anapharm's business and the generation of significant tax credits to continue; however, there can be no assurance on the future amount of these credits on a quarterly or annual basis.

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

Our future effective tax rate will be dependent on the amount of the tax credits we receive in connection with Anapharm’s operations and the relative contribution of Anapharm’s operations to our consolidated pre-tax income. For the remainder of 2004, we expect our average effective tax rate to be between 23% and 25%. The higher tax rate we anticipate for the balance of the year gives effect to the fact that our Phase I and II business in the United States historically is stronger in the second half of the year, although we did not experience this seasonality in the fourth quarter of 2003.

Earnings Per Share

Net earnings increased from $2,024,066 to $4,747,330 for the quarter ended June 30, 2004 as compared to the same quarter in 2003, an increase of 134.5%. For the six month period ended June 30, 2004, net earnings increased from $3,967,350 to $8,473,637 as compared to the same period in 2003, an increase of 113.6%. On a fully diluted basis, our earnings per share increased to $0.30 from $0.18 and to $0.54 from $0.35 for the three and six month periods ended June 30, 2004 as compared to the corresponding periods in 2003. For the quarter ended June 30, 2004 we had 15,155,668 shares of common stock outstanding compared to 10,842,051 for the same period in 2003. For the six month period ended June 30, 2004, we had 15,069,051 shares of common stock outstanding compared 10,835,729 for the same period in 2003. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from 11,351,288 to 15,871,568 and from 11,362,553 to 15,811,938 for the three and six month periods ended June 30, 2004 as compared to the corresponding periods in the prior year. The increase in the number of shares resulted primarily from the additional issuance, on a split adjusted basis, of 3 million shares of common stock in connection with our secondary offering in November 2003, exercise of options, and the issuance of 664,608 shares related to our acquisition of Clinical Pharmacology in August 2003.

Liquidity and Capital Resources

For the six months ended June 30, 2004, net cash provided by operating activities was $6,730,380 in contrast to $245,092 for the corresponding period in 2003. The change is primarily due to the substantial increase in net earnings, depreciation and amortization.  Additionally, the Company significantly improved its days sales outstanding through more timely accounts receivable collections.

For the six months ended June 30, 2004, net cash used in investing activities was $21,454,671 compared to $4,355,583 for the corresponding period in 2003. During the first six months of 2004, we used approximately $16.2 million to purchase property and equipment, including approximately $12.1 million to purchase our principal Miami facility in the first quarter; approximately $3.7 million to purchase marketable securities; and approximately $1.5 million relating to prior acquisitions.

During the first half of 2004, net cash provided by financing activities was $10,117,908 compared to $1,513,949 in the corresponding period of 2003. The increase is primarily attributable to the borrowing of $9.0 million in the form of a mortgage payable to Wachovia used to secure the purchase of our principal Miami facility and the receipt of approximately $1,160,000 from the exercise of stock options.

We have a $25 million Revolving Credit and Security Agreement (“Credit Facility”) with Wachovia Bank National Association (“Wachovia”) and a $9 million first mortgage loan from Wachovia for a total facility of $34 million. The interest rate on the Credit Facility and mortgage are identical; each is LIBOR based and variable. The Credit Facility enables SFBC to borrow for general working capital purposes and for the purpose of financing acquisitions of companies in related industries. The Credit Facility and the mortgage are secured by substantially all of our assets and are cross collateralized. We used $10 million of this Credit Facility to purchase our principal Miami facility in February 2004. On May 6, 2004, we paid off the Credit Facility and entered into a five year $9 million variable rate, first mortgage loan encumbering the property we purchased. The terms on the $9 million mortgage note are as follows:

•

60 monthly principal and interest payments are required assuming a 15-year amortization;

•

A balloon payment is required to pay off the unpaid principal is due in May 2009;

•

The interest rate on the five-year loan is variable, calculated as LIBOR plus 150 basis points, which equaled approximately 2.96% as of the date of this Report;

•

The LIBOR rate usually changes proportionally with the prime borrowing rate in the U.S.

As of July 26, 2004, our interest rate on the $25 million Credit Facility and $9 million mortgage was approximately 2.96%.

On August 3, 2004, we amended the Credit Facility in order to accommodate our offering of convertible notes.  The amendment requires us to maintain a ratio of net funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of less than 2.5 to 1 where net funded debt equals debt minus our cash balances.

On August 3, 2004, we announced that we intend to offer $100 million (subject to a possible increase of an additional $15 million) of our convertible senior notes due 2024 exclusively to qualified institutional buyers under Rule 144A of the Act. This offering will not be registered under the Act and may not be offered for sale in the United States without registration or an applicable exemption from registration under the Act. There can be no assurances as to the final terms of the offering or that we will close this offering.

On August 2, 2004, we had approximately $41,000,000 in cash and marketable securities on hand. Based upon our cash balances and our positive cash flows from operations, we believe we have enough working capital to meet our operational needs within the next 12 months. If we consummate any acquisitions, for which there can be no assurances, we expect to use our cash and Credit Facility and, if necessary, and obtain additional debt or equity financing (or a combination thereof).

We will pay $2 million in cash and issue $2 million of common stock (75,354 shares at a price of $26.54) to the shareholders of Clinical Pharmacology in early August 2004 resulting from the attainment of the maximum earn-out for the first 12 month measurement period ended June 30, 2004. Under the terms of the acquisition agreement, we are required to pay the shareholders of Clinical Pharmacology additional merger consideration of up to $4 million per year, subject to a maximum of $9 million over the three years of the earn-out period which are the 12 months ended June 30, 2004, 2005 and 2006. These contingent payments are based upon meeting agreed-upon revenue milestones.

On July 25, 2004, SFBC acquired Taylor Technology, Inc. (“TTI”) which was founded in 1992. TTI. is based in Princeton, NJ and offers quantitative bioanalytical mass spectrometry services primarily in pre-clinical and Phases I - IV of drug development for the pharmaceutical industry.  SFBC paid TTI shareholders approximately $20.9 million (not including transaction costs), comprised of $16.92 million in cash and 133,595 shares of common stock of SFBC, valued at $3.98 million in restricted common stock of SFBC. Of the total consideration, $1.0 million in cash and 33,566 shares of common stock of SFBC, valued at approximately $1.0 million, have been placed in escrow and will be released over the next two years to the former shareholders of TTI subject to a review of TTI’s balance sheet at the acquisition closing date and the presence of any undisclosed liabilities at the time of the acquisition. SFBC entered into long-term employment agreements with the senior management of TTI, including its President and founder Dr. Paul Taylor.

Except for the possibility of issuing stock related to potential earn-outs described in “Commitments” below or a potential accretive acquisition, should one arise, or upon the exercise of stock options and warrants, we do not anticipate issuing any of our common stock during 2004.

Capital Expenditures and Commitments

During the six months ended June 30, 2004 we incurred approximately $16.2 million of capital expenditures, of which $12.1 million was related to the purchase of our Miami facility, and approximately $2.5 million was for equipment purchases at Anapharm. For the remainder of 2004, we expect to incur between $3.0 and $5.0 million in capital expenditures primarily to purchase additional equipment and to make leasehold improvements to the newly purchased Miami facility.

Anapharm intends to open a bioanalytical laboratory at the Company's facility in Toronto in January 2005.  In addition to the capital expenditures discussed in the immediately preceding paragraph, during the balance of 2004, the Company intends to invest approximately $4.0 million in capital expenditures, comprised of equipment, software and facility improvements for this new bioanalytical laboratory.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. At June 30, 2004, these non-cancelable purchase obligations were not materially different than those disclosed in the Contractual Commitments table contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Under the terms of the asset purchase agreement, New Drug Services, Inc. (“NDS”) had the opportunity to achieve additional earn-out payments aggregating up to approximately $7.3 million contingent on NDS meeting annual pre-tax income targets over the next three,12-month periods beginning on October 1, 2002. An additional

$675,000 was guaranteed to be paid over the three-year period ($225,000 each year commencing September 2003), of which $450,000 was accrued for at December 31, 2003.

In March 2004, the Company and NDS modified the earn-out. The Company agreed to pay NDS $550,000 and reduced the maximum contingent earn-out by approximately $900,000, thereby reducing the contingent earn-out to approximately $6.4 million from $7.3 million. In April 2004, the Company paid $550,000 to NDS, of which $150,000 was part of the $450,000 of guaranteed earn-out which was accrued for at December 31, 2003.

Under the terms of the acquisition agreement, we may pay the shareholders of Clinical Pharmacology additional merger consideration of up to $4 million per year, subject to a maximum of $9 million over the three years of the earn-out period which are the 12 months ended June 30, 2004, 2005 and 2006. As described above, the earn-out for the first 12 month period is being paid in early August which reduces our future exposure to $5 million. These contingent payments are based upon meeting agreed-upon revenue milestones. If paid, the additional merger consideration will be in equal amounts of cash and SFBC common stock.

Forward-Looking Statements

The statements in this Report relating to our expectations about opening a new bioanalytical laboratory in Toronto and the related capital expenditures, completing the convertible note offering, its impact on future operations and repurchasing our common stock, anticipated Sarbanes-Oxley compliance costs and our compliance with that Act, 2004 gross profit margins, 2004 interest expenses, our future acquisitions, our future effective tax rate, our future receipt of Canadian tax benefits, our future Miami occupancy costs, the seasonality of our United States early clinical development business, the adequacy of our working capital, anticipated capital expenditures for the balance of 2004, the payment of future earn-outs,  issuances of additional equity securities during 2004, our entering into hedging activities for Canadian operations and resolution of the Spanish proceeding are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements within the meaning of the Act.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) a decision to make an acquisition of a substantially larger competitor, which would require us to re-allocate our intended uses of our cash resources; (2) our ability to successfully implement our plans for operational and geographical expansion; (3) our ability to successfully achieve and manage the technical requirements of specialized clinical trial services, while maintaining compliance with applicable rules and regulations; (4) our ability to compete nationally in attracting pharmaceutical companies in order to develop additional business; (5) our continued ability to recruit participants for clinical studies; (6) the economic climate nationally and internationally as it affects drug development operations, (7) our ability to integrate and absorb our most recent acquisition and any future acquisitions into our current operational structure, (8) the changing mix of, and the amount contracts and laboratory services offered, (9) future legislation in Canada which may affect our ability to continue to generate tax credits at Anapharm to lower the effective tax rate, (10) our future stock price, (11) our continued regulatory compliance, (12) the availability of bioanlytical laboratory equipment, (13) our ability to document and implement our internal control over financial reporting, and (14) a variety of economic factors that may affect the relative values of the United States and Canadian currencies as well as the results of any hedging strategies should we employ such strategies.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see our Form 10-K for the year ending December 31, 2003 which we filed with the Securities and Exchange Commission.

Pro Forma Disclosure

The following table reflects the application of $1,057,887 and $2,115,630, respectively, for the three and six month periods ended June 30 2004 in Canadian tax credits, to the costs which generated the credit. Under United States generally accepted accounting principles or GAAP, the tax credits are required to be applied as a credit to “Income tax expense” on our income statement. As a result, in our financial statements net income before taxes is reduced by the amount of all of the direct costs and SG&A expenses. Under the pro forma approach, we reduce the expenses which generated the credit by the amount of the credit, and increase income tax expense by a corresponding amount. The end result under the pro forma approach is that our direct costs and SG&A expenses are lower, and our income tax expense is higher. Net income is identical under both the actual and pro forma approaches.

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

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

SELECTED PROFORMA QUARTERLY DISCLOSURES

FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 (ALL IN $USD)

Recast proforma income statement to reflect the impact of Canadian tax credits

	Reported Actual Results For the Quarter Ended 6/30/2004		Canadian Tax Credit Reclass For The Quarter Ended 6/30/2004 (a)	Adjusted Proforma Income Reflecting Canadian Tax Credits For The Quarter Ended 6/30/2004 (b)

Net revenue	$36,418,050	100.0%		$36,418,050	100.0%

Costs and expenses
Direct costs	$19,997,459	54.9%	$(896,611)	19,100,848	52.4%
Selling, general and administrative expenses	$9,850,883	27.0%	$(161,276)	9,689,607	26.6%
Total costs and expenses	29,848,342	82.0%	(1,057,887)	28,790,455	79.1%
Earnings from operations	6,569,708	18.0%	1,057,887	7,627,595	20.9%
Other income (expense)
Interest income	$193,413			193,413
Interest expense	$(135,132)			(135,132)
Total other income (expense)	58,281		—	58,281
Earnings before taxes and minority interest	6,627,989		1,057,887	7,685,876
Income tax expense	$1,686,251	25.4%	$1,057,887	2,744,138	35.7%
Earnings before minority interest	$4,941,738	13.6%	$—	$4,941,738	13.6%
Minority interest	194,408			194,408
Net earnings	$4,747,330	13.0%		$4,747,330	13.0%
Earnings per share:
Basic	$0.31			$0.31
Diluted	$0.30			$0.30
Shares used in computing earnings per share:
Basic	15,155,668			15,155,668
Diluted	15,871,568			15,871,568

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

SELECTED PROFORMA QUARTERLY DISCLOSURES

FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 (ALL IN $USD) (continued)

Recast proforma income statement to reflect the impact of Canadian tax credits

	Reported Actual Results For Six-Month Period Ended 6/30/2004		Canadian Tax Credit Reclass For The Six-Month Period Ended 6/30/2004 (a)	Adjusted Proforma Income Reflecting Canadian Tax Credits For The Six-Month Period Ended 6/30/2004 (b)

Net revenue	$69,903,589	100.0%		$69,903,589	100.0%

Costs and expenses
Direct costs	$38,761,407	55.4%	$(1,782,869)	36,978,538	52.9%
Selling, general and administrative expenses	$19,884,995	28.4%	$(332,761)	19,552,234	28.0%
Total costs and expenses	58,646,402	83.9%	(2,115,630)	56,530,772	80.9%
Earnings from operations	11,257,187	16.1%	2,115,630	13,372,817	19.1%
Other income (expense)
Interest income	$366,098			366,098
Interest expense	$(240,679)			(240,679)
Total other income (expense)	125,419		—	125,419
Earnings before taxes and minority interest	11,382,606		2,115,630	13,498,236
Income tax expense	$2,714,561	23.8%	$2,115,630	4,830,191	35.8%
Earnings before minority interest	$8,668,045	12.4%	$—	$8,668,045	12.4%
Minority interest	194,408			194,408
Net earnings	$8,473,637	12.1%		$8,473,637	12.1%
Earnings per share:
Basic	0.56			0.56
Diluted	0.54			0.54
Shares used in computing earnings per share:
Basic	15,069,051			15,069,051
Diluted	15,811,938			15,811,938

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

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

SELECTED PROFORMA QUARTERLY DISCLOSURES

FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 (ALL IN $USD) (continued)

(b)

During the quarter and six-month period ended June 30, 2004, our Canadian operations generated $1.1 million and $2.1 million, respectively, in tax credits. This column shows the pro forma impact on our operating results and ratios as if these credits were applied against the underlying expense line items that generated the credit rather than applying the credits against “Income tax expense.” We believe that the above pro forma presentation, which is not in conformity with GAAP, assists our management in comparing our operating margins and income tax rates to those of other companies in our sector. For this reason, we believe the pro forma table is useful to investors, but it is presented only for informational purposes and should not be considered as a substitute for our GAAP results.

Net revenue by geographic region

	The Quarter Ended 6/30/2004	The Six-Month Period Ended 6/30/2004

Net revenue from foreign operations	$18,947,643	$35,012,864
Net revenue from US operations	17,470,407	34,890,725
Total for the period ended June 30, 2004	$36,418,050	$69,903,589

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

Market Risk

In 2003, we purchased certain debt securities. We classify our investments in debt securities as available-for-sale in accordance with Statement No. (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments classified as available-for-sale are carried at fair value based on quoted market prices. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive earnings, net of applicable deferred income taxes. As of June 30, 2004, the unrealized gain on investments in marketable securities was insignificant. Cost is determined based on the actual purchase price of the marketable security for determining realized gains and losses. In the three and six month periods ended June 30, 2003 and 2004, there were no realized gains or losses.

Financial instruments that potentially subject us to credit risk consist principally of trade receivables. We perform services and extend credit based on an evaluation of the client’s financial condition without requiring collateral. Exposure to losses on receivables is expected to vary by client due to the financial condition of each client. We monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. Additionally, from time to time, we maintain cash balances with financial institutions in amounts that exceed federally insured limits.  Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, and notes payable. At June 30, 2004, the fair value of these instruments approximates their carrying amounts.

Currency Risk

At our Canadian operations where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the applicable reporting period. Revenue and expenses of our Canadian operations is translated at the average exchange rate during the period. The aggregate effect of translating the financial statements of our Canadian operations is included in a separate component of stockholders’ equity entitled “Accumulated Other Comprehensive Earnings.” For the three and six months ended June 30, 2004, included in SG&A expenses, we had a gain of $320,980 and $171,692, respectively, from foreign currency transactions compared to losses of $540,571 and $720,810 for the three and six month periods ended June 30, 2003. Currency translation risks arise primarily from our Canadian operations at Anapharm. We currently do not hedge our foreign currency risks, but expect to begin engaging in hedging activities by September 30, 2004.

Interest rate risk

We have a $25 million Credit Facility with Wachovia. The interest rate on the Credit Facility is LIBOR based and variable. As of August 1, 2004, our average interest rate on the entire Credit Facility was 2.96%. The Credit Facility enables us to borrow for general working capital purposes and to finance acquisitions of companies in related industries. The Credit Facility is secured by substantially all of our assets, including the common stock and assets of our United States subsidiaries, and 65% of the common stock of our Canadian Holding company, and is cross-collateralized with our $9 million mortgage loan. As of August 1, 2004, we had no borrowings on the Credit Facility.

As of June 30, 2004, we had approximately $9 million of principal due on the mortgage loan with Wachovia that we used to finance the purchase of our principal Miami facility and headquarters. The interest rate on this loan is also LIBOR based and variable. As of July 26, 2004, our interest rate on the mortgage was 2.96%. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

We have not borrowed any additional sums from Wachovia since June 30, 2004.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, we performed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to SFBC and its consolidated subsidiaries required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be met.

(b) Changes in Internal Controls

During our most recent fiscal quarter we purchased and installed new accounting software at all of our United States subsidiaries as part of our undertaking to be compliant with Section 404 of the Sarbanes-Oxley Act of 2002  by December 31, 2004. The change in our  internal  control over financial reporting occurred as a result of implementing the new accounting software and has improved  our internal control over financial reporting.  Anapharm, our principal Canadian subsidiary, has been using a version of the same software since we acquired them in March 2002.

[Balance of page intentionally left blank]

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 12, 2004, Analitica, S.A.(“MCC”) filed a private criminal complaint  in Barcelona, Spain  alleging that defendant Dr. Maria Cruz Caturla Perales, a former employee of MCC,  who is now an employee and 51% owner of SFBC Anapharm Europe, S.L. (“Anapharm Europe”),   misappropriated confidential materials and utilized those materials at Anapharm Europe. SFBC, through SFBC Europe B.V., owns a 49% interest in Anapharm Europe.  Also named in the private proceedings were Drs. Gregory Holmes and Marc LeBel as legal representatives of  Anapharm Europe. There are no allegations that Dr. Holmes or Dr. LeBel participated in the alleged actions or knew of them. Spanish law provides that private individuals may file a criminal complaint and an examining judge then conducts an investigation to determine whether further proceedings are warranted.  SFBC was not named as a party to the proceedings.   Spanish counsel has advised SFBC that, in such counsel's opinion, it is unlikely that either SFBC or its subsidiary, SFBCEurope B.V., will have liability including possible civil liability.  However, there can be no assurances that neither SFBC nor its subsidiary will not have any liability.  In addition, while we believe that this matter will not have a material adverse effect on the business of our joint venture or our investment therein, there can be no assurances as to that effect.

Item 2. Change in Securities

(a) Not applicable.

(b) Not applicable.

(c) During the three months ended June 30, 2004, we did not issue shares of our common stock except for the exercise of options covered by an effective registration statement under the Securities Act of 1933.

(d) Not applicable.

(e) The following table provides information about purchases by SFBC and its affiliated purchasers during the quarter ended June 30, 2004 of equity securities that are registered by SFBC pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
04/01/04-04/30/04	0	$0	0	814,832 (1)
05/01/04-05/31/04	0	$0	0	814,832
06/01/04-06/30/04	93,265 (2)	$24.33	0	814,832

——————

(1)

On July 18, 2002, the board of directors approved the repurchase of up to 750,000 shares of the Company’s common stock (1,125,000 shares on a split adjusted basis). There is no expiration date for these repurchases.  The Company has not made any such repurchases since December 31, 2002.  On August 2, 2004, SFBC’s board of directors authorized the repurchase of up to $25 million of our  common stock in conjunction with the convertible note offering. We will purchase up to $25 million of  our common stock if we close the convertible note offering. If we do not close the convertible note offering, we will not repurchase any additional shares beyond the 2002 authorization.

(2)

All of these shares were surrendered to the Company as payment for the exercise of options by three of our executive officers.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On June 21, 2004, we held our annual meeting of stockholders.  The stockholders approved the following matters:

1.

The election of the five nominees to serve on the Board of Directors for a term of one year, or until their respective successors are duly elected and qualified.

Directors

    For

Withheld

Lisa Krinsky, MD

8,188,143

  157,883

Arnold Hantman

8,188,343

  157,683

Jack Levine

8,200,508

  145,518

Dr. Leonard Weinstein

8,198,508

  147,518

David Lucking

8,200,878

  145,148

The five nominees represent our entire board of directors.  There were no abstentions or broker non-votes.

2.

The approval of an amendment to SFBC’s Second Amended and Restated 1999 Stock Option Plan increasing the number of options by 300,000 to a total of 2,550,000 available for grant (all after giving effect to the stock dividend).  Additionally, we amended the Plan to permit us to grant options, restricted stock and stock appreciation rights (“SARS”).  In this matter, there were 5,493,484 votes in favor, 900,648 votes against, 64,563 abstentions, and 1,887,331 broker non-votes, which vote was sufficient under Delaware law.

3.

The adoption of SFBC’s 2004 Employee Stock Purchase Plan permitting SFBC’s employees, but not its executive officers, to purchase a total of 150,000 shares of our common stock . In this matter, there were 6,275,088 votes in favor, 128,564 votes against, and 55,043 abstentions with 1,887,331 broker non-votes.

4.

The approval and ratification of Grant Thornton LLP as SFBC’s independent auditors for 2004.  In this matter, there were 8,270,191 votes in favor, 59,848 votes against, and 15,987 abstentions with no broker non-votes.

5.

The approval of the amendment to SFBC’s Certificate of Incorporation increasing the authorized capital of the Company. In this matter, there were 7,747,168 votes in favor, 586,255 votes against, and 12,603 abstentions with 1,887,331 broker non-votes.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibit Index

Exhibit

Number

Description

3.1

Certificate of Incorporation(1)

3.2

First Amendment to Certificate of Incorporation(1)

3.3

Certificate of Correction to Certificate of Incorporation(2)

3.4

Certificate of Correction to Second Amendment to Certificate of Incorporation

3.5

Bylaws(1)

3.6

First Amendment to the Bylaws(2)

3.7

Second Amendment to the Bylaws(3)

3.8

Third Amendment to the Bylaws(4)

10.1

$9,000,000 Promissory Note (Wachovia)

10.2

Amendment to Loan Agreement with Wachovia

10.3

Agreement and Plan of Merger (Taylor Technology, Inc.)(5)

10.4

First Amendment to Credit Facility

10.5

Second Amendment to Credit Facility

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

(3)

Contained in Form 10-KSB filed on March 31, 2003.

(4)

Contained in Form 10-K filed on March 15, 2004.

(5)

Contained in Form 8-K filed on July 30, 2004.

(b)

Reports on Form 8-K.

On April 27, 2004, we filed Form 8-K to furnish our press release containing the financial results of the Company for the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 3, 2004 by the undersigned, thereunto duly authorized.

SFBC INTERNATIONAL, INC.

/s/ ARNOLD HANTMAN
Arnold Hantman, Chief Executive Officer

/s/ DAVID NATAN
David Natan, Chief Financial Officer

EXHIBIT INDEX

Exhibit

Number

Description

3.4

Certificate of Correction to Second Amendment to Certificate of Incorporation

10.1

$9,000,000 Promissory Note (Wachovia)

10.2

Loan Agreement with Wachovia

10.4

First Amendment to Credit Facility

10.5

Second Amendment to Credit Facility

21

Subsidiaries

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1

Section 1350 Certification of Chief Executive Officer.

32.2

Section 1350 Certification of Chief Financial Officer.