Form 10-Q
period 2004-09-30
SFBC INTERNATIONAL INC
filed 2004-11-09
CIK 1089542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2004

Commission File No. 1-16119

SFBC INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-2407464
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
& nbsp;

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

The registrant has 14,765,917 shares of common stock outstanding as of November 5, 2004.

INDEX

Page
PART I - FINANCIAL INFORMATION
& nbsp;
ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	1

Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2004 and 2003	2

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	3-4

Notes to Condensed Consolidated Financial Statements	5

ITEM 2. Management’s Discussion and Analysis of Interim Financial Condition and Results of Operations	14

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	29

ITEM 4. Controls and Procedures	30

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings	31

ITEM 2. Change in Securities and Use of Proceeds	31

ITEM 3. Defaults upon Senior Securities	31

ITEM 4. Submission of Matters to a Vote of Security Holders	32

ITEM 5. Other Information	32

ITEM 6. Exhibits	32

SIGNATURES	33

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

	(Unaudited) September 30, 2004	December 31, 2003

ASSETS
Current Assets
Cash and cash equivalents	$143,484,862	$56,020,452
Investment in marketable securities	8,105,452	3,911,546
Accounts receivable, net	45,617,147	32,857,531
Income tax receivable	—	1,350,507
Loans receivable from stockholders	202,247	210,870
Deferred income taxes	167,754	121,565
Prepaids and other current assets	5,549,886	4,058,486
Total current assets	203,127,348	98,530,957
Loans receivable from stockholders	200,000	400,000
Property and equipment, net	44,086,262	24,177,018
Goodwill, net	66,800,225	47,789,383
Other intangibles, net	4,091,272	2,111,493
Other assets, net	5,392,742	41,751
Total assets	$323,697,849	$173,050,602
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,557,150	$5,765,365
Accrued liabilities	4,912,976	4,913,332
Purchase consideration due to stockholders	659,376	1,739,677
Advance billings	4,636,669	4,733,819
Income taxes payable	1,294,565	—
Mortgage payable, current portion	415,240	—
Notes payable, current portion	2,340,067	1,997,733
Total current liabilities	19,816,043	19,149,926
Deferred income taxes	818,072	303,721
Mortgage payable	8,454,224	—
Notes payable	4,066,749	3,653,683
Convertible senior notes payable	143,750,000	—
Minority interest in joint venture	233,744	—
Commitments	—	—
Stockholders' equity
Preferred stock. $0.10 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized, 14,765,917 shares and 14,985,834 shares issued and outstanding as of September 30, 2004 and December 31, 2003	14,766	14,986
Additional paid-in capital	105,897,605	123,854,436
Retained earnings	37,967,577	24,223,139
Deferred compensation	(606,043)	(732,380)
Accumulated other comprehensive earnings	3,285,112	2,583,091
Total stockholders' equity	146,559,017	149,943,272
Total liabilities and stockholders' equity	$323,697,849	$173,050,602

The accompany notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net revenue	$40,360,663	$29,078,652	$110,264,251	$70,232,241
Costs and expenses
Direct costs	21,872,811	17,396,095	60,634,216	40,653,670
Selling, general and administrative expenses	10,816,253	7,284,094	30,701,248	20,331,372
Total costs and expenses	32,689,064	24,680,189	91,335,464	60,985,042
Earnings from operations	7,671,599	4,398,463	18,928,787	9,247,199
Other income (expense)
Interest income	401,775	26,469	767,873	116,155
Interest expense	(749,565)	(126,418)	(990,244)	(303,439)
Total other income (expense)	(347,790)	(99,949)	(222,371)	(187,284)
Earnings before income taxes and minority interest	7,323,809	4,298,514	18,706,416	9,059,915
Income tax expense	2,020,821	873,549	4,735,382	1,667,600
Earnings before minority interest	5,302,988	3,424,965	13,971,034	7,392,315
Minority interest in joint venture	32,188	—	226,596	—
Net earnings	$5,270,800	$3,424,965	$13,744,438	$7,392,315
Earnings per share:
Basic	$0.35	$0.30	$0.91	$0.67
Diluted	$0.34	$0.28	$0.87	$0.62
Shares used in computing earnings per share:
Basic	15,094,518	11,503,698	15,127,654	11,060,832
Diluted	15,713,187	12,340,712	15,823,859	11,859,645

The accompany notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003

Cash flows from operating activities
Net earnings	13,744,438	7,392,315
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,813,263	3,431,885
Amortization of deferred debt issue costs	164,716	—
Gain or loss on disposal of property and equipment	(38,321)	—
Minority interest	226,596	—
Provision for bad debt	552,548	(140,000)
Noncash compensation - reduction of note receivable	200,000	200,000
Common stock options issued as compensation	126,337	—
Changes in assets and liabilities
Accounts receivable	(11,606,412)	(5,682,567)
Income tax receivable	1,350,507	290,221
Prepaid expenses and other current assets	(1,173,439)	(625,848)
Other assets	71,320	(114,590)
Accounts payable	(222,355)	(1,160,220)
Accrued liabilities	(266,256)	1,027,435
Advance billings	(493,078)	(831,129)
Income taxes payable	1,133,565	429,708
Deferred income taxes	476,162	(896,579)
Total adjustments	(4,684,847)	(4,071,684)
Net cash provided by operating activities	9,059,591	3,320,631
Cash flows from investing activities
Cash consideration - acquisitions, net of cash acquired	(17,847,443)	(10,611,805)
Additional purchase price consideration	(3,815,571)	—
Purchase of property and equipment	(19,751,187)	(3,335,795)
Proceeds from the disposal of property and equipment	138,262	—
Change in marketable securities	(4,191,185)	653,743
Loans to officers/stockholders	8,623	(43,370)
Repayment on loans to officers/stockholders	—	183,400
Net cash used in investing activities	(45,458,501)	(13,153,827)
Cash flows from financing activities
Borrowings against bank line of credit	10,000,000	9,455,556
Payments on bank line of credit	(10,000,000)	—
Principal additions to mortgage payable	9,000,000	—
Principal payments on mortgage payable	(130,536)	—
Principal additions to and payments on notes payable	98,588	(695,980)
Proceeds from the issuance of convertible senior notes	143,750,000	—
Debt issue costs attributable to convertible senior notes	(5,364,243)	—
Purchase of treasury stock	(24,952,600)	—
Proceeds from the issuance/exercise of warrants and common stock	1,174,733	1,960,483
Net cash provided by financing activities	123,575,942	10,720,059
Net effect of exchange rate changes on cash	287,378	121,996
Net increase in cash and cash equivalents	87,464,410	1,008,859
Cash and cash equivalents at beginning of period	56,020,452	6,361,496
Cash and cash equivalents at end of period	$143,484,862	$7,370,355

The accompany notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003

Supplemental disclosures:
Interest paid	$990,244	$303,439
Income taxes paid	$1,101,000	$1,242,855
Supplemental disclosures of non-cash investing and finance activities:
Fair value of net assets (liabilities) assumed in connection with acquisition of businesses	$4,503,846	$4,511,419
Common stock issued in connection with acquisition of business	$3,820,817	$9,526,592
Common stock options issued as compensation	$126,337	$—
Reduction of note receivable in lieu of bonus payment	$200,000	$200,000
Additional purchase consideration related to the acquisition of businesses	$4,339,765	$—
Common shares forfeited in lieu of cash payment related to option exercises	$2,269,125	$—

The accompany notes are an integral part of these financial statements.

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Principles Of Consolidation And Organization

The consolidated financial statements include the accounts of SFBC International, Inc. (the “Company”) and its wholly-owned subsidiaries, South Florida Kinetics, Inc. (“SFBC Miami”), Clinical Pharmacology International, Inc. (“CPI”), SFBC New Drug Services, Inc., SFBC Ft. Myers, Inc., SFBC Analytical Laboratories, Inc., SFBC Taylor Technology, Inc., SFBC Canada Inc., Anapharm Inc., SFBC New Drug Services Canada, Inc. (“NDS Canada”) (formerly Danapharm Clinical Research Inc.), 11190 Biscayne LLC (the holding company which owns the SFBC Miami property), and Synfine Research Inc. Additionally, the Company, through SFBC Europe B.V., a wholly-owned subsidiary, owns 49% of a joint venture, SFBC An apharm Europe S.L. (“Anapharm Europe”) which operates a bioanalytical laboratory in Barcelona, Spain, which commenced operations in November 2003. The accounts of this joint venture are included in the Company’s consolidated accounts. The minority interest represents the 51% non-controlling interest in Anapharm Europe held by third parties. All financial information presented in this report relating to Canadian and European subsidiaries has been converted to United States dollars. All intercompany transactions and balances have been eliminated in consolidation.

For the period January 1, 2003 through July 6, 2003, Anapharm owned a 49% interest in NDS Canada located in London, Ontario Canada. For this period, NDS Canada’s results, which were not material, were reported using the equity method of accounting. On July 7, 2003, Anapharm purchased the remaining 51% interest of NDS Canada and accordingly, since July 7, 2003, the operations of NDS Canada have been included in the consolidated results of the Company. See Note 3 to the Condensed Consolidated Financial Statements.

On August 4, 2003, the Company acquired CPI, which owns real estate, and Clinical Pharmacology of Florida, Inc. (“Clinical Pharmacology”), merging Clinical Pharmacology into SFBC Miami. See Note 3 to the Condensed Consolidated Financial Statements.

On July 25, 2004 the Company acquired Taylor Technology, Inc., based in Princeton, NJ.  See Note 3 to the Condensed Consolidated Financial Statements.

Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “SFBC International,” “SFBC,” or the “Company” refer to SFBC International, Inc. and its subsidiaries and predecessors as a combined entity.

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the remaining quarter and for the year end ing December 31, 2004.

Effective as of the close of business on May 19, 2004 we effected a three-for-two stock split. All historical earnings per share numbers, references to numbers of shares outstanding, references to our shares of common stock used in acquisitions, and other references appearing in this Report have been retroactively adjusted as required by applicable accounting standards, except where we disclose that no adjustment has been made. In addition, we have increased our authorized number of shares of common stock to 40,000,000 from 20,000,000. This increase was approved by our stockholders on June 21, 2004.

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

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances.

Net Earnings Per Share

The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires dual presentation of net earnings per share; Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of common stock equivalents. Included in diluted shares are common stock equivalents relating to stock options with a dilutive effect of 618,669 and 696,205 shares of common stock for the three and nine month periods ended September 30, 2004 and 837,014 and 798,813 shares of common stock for the three and nine month periods ended September 30, 2003.

Stock Based Compensation

At September 30, 2004, the Company had one stock based compensation plan and had entered into a limited number of stock option agreements, which have been disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and its Proxy Statement for the 2004 Annual Meeting filed with the Securities and Exchange Commission. The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price of the options. The Company’s net earnings and earnings per share would have been the pro forma amounts indicated below had compensation cost for the stock option plans and non-qualified options issued to employees been det ermined based on the fair value of the options at the grant dates consistent with the method of SFAS 123.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net earnings:
As reported	$5,270,800	$3,424,965	$13,744,438	$7,392,315
Pro forma	$4,250,158	$2,941,491	$10,682,513	$5,834,222

Basic earnings per share:
As reported	$0.35	$0.30	$0.91	$0.67
Pro forma	$0.28	$0.26	$0.71	$0.53
Diluted earnings per share:
As reported	$0.34	$0.28	$0.87	$0.62
Pro forma	$0.27	$0.24	$0.68	$0.49

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities (“VIE”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. The Company does not have any special-purpose entities, as defined. The adoption of FIN 46 did not have a material effect on the Company’s financial statements.

On March 31, 2004, the FASB issued a proposed statement, Share-Based Payment, that addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal, if finalized as proposed, would eliminate use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure. The proposal, if approved, would substantially amend FASB Statement No. 123, Accounting for Stock-Based C ompensation. If implemented, SFBC may reduce its reliance on issuing stock options and begin to use other stock based compensation. The exact nature of future compensation awards will be determined by our Compensation Committee.

In September 2004, the EITF reached a consensus regarding the draft abstract entitled The Effect of Contingently Convertible Debt on Diluted Earnings per Share. The draft abstract reflects the EITF's conclusion that contingently convertible debt instruments ("Co-Cos") should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. Co-Cos are financial instruments that add a contingent feature to a convertible debt instrument and are generally convertible into common shares of the issuer after the common stock price has exceeded a predetermined threshold for a specified time period (known as a market price trigger). Currently, most issuers of Co-Cos exclude the potential dilutive effect of the conversion feature from diluted earnings per share until the market price contingency i s met. The consensus reached by the EITF on this issue will be effective for reporting periods ending after December 15, 2004. The Company does not believe that its convertible senior notes, as structured, meets the definition of Co-Cos, and therefore will not have a significant impact on the Company’s financial reporting.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to SFBC’s consolidated financial statements.

NOTE 3. ACQUISITIONS

For the year ended December 31, 2003 and the nine months ended September 30, 2004, our acquisitions consisted of the following:

•

Our March 2003 acquisition of substantially all of the assets of Synfine Research Inc., an Ontario corporation that provides chemical synthesis products used by bioanalytical laboratories, for which we paid $1.6 million in cash.

•

Our July 2003 acquisition of the remaining 51% of NDS Canada that Anapharm did not own, for which we paid an initial amount of approximately $480,000 consisting of $336,000 in cash and our issuance of 12,213 shares of common stock, with additional consideration of approximately $1.12 million comprised of approximately $785,000 in notes payable and our issuance of 28,506 shares of common stock payable in four equal payments over the next four years. NDS Canada is a London, Ontario-based Phase III clinical trials management company. The first cash installment of approximately $200,000 plus accrued interest was paid in advance in April 2004 to reduce interest costs, and the first installment of common stock was delivered in July 2004.

•

Our August 2003 acquisition of Clinical Pharmacology, a Miami, Florida company specializing in Phase I clinical trials, as well as CPI, for which we paid approximately $7.5 million in cash and issued 664,608 shares of common stock. Of such amounts, we have deposited approximately $1.0 million and 81,000 shares of common stock in escrow for subsequent delivery to the sellers. On each February 1st and August 1st, effective February 1, 2004, we will deliver from escrow a total of approximately $167,000 and approximately 9,000 shares to each of the two sellers. In addition, the shareholders of Clinical Pharmacology have an opportunity during the three 12-month periods ending June 30, 2004,

2005 and 2006, respectively, to earn up to an aggregate of $9.0 million in additional consideration, one-half payable in cash and one-half in common stock, based upon attaining agreed revenue milestones. For the period July 1, 2003 through June 30, 2004, Clinical Pharmacology attained the maximum earn-out of $4,000,000.  One-half of this amount was paid in cash. The remaining one-half was paid in shares of SFBC common stock (75,354 shares) in August 2004.

•

In November 2003, we acquired a 49% joint venture interest in a newly formed Spanish bioanalytical laboratory, Anapharm Europe. Our initial capital contribution was approximately $354,000.

•

In July 2004, we acquired Taylor Technology, Inc. (“TTI”), a company based in Princeton, New Jersey offering quantitative bioanalytical mass spectrometry services primarily in pre-clinical and Phases I - IV of drug development for the pharmaceutical industry. We paid TTI shareholders approximately $16.92 million in cash and issued 133,595 shares of restricted common stock. Of the total consideration, $1.0 million in cash and 33,566 shares of common stock, valued at approximately $1.0 million, have been placed in escrow and will be released over the next year to the former shareholders of TTI subject to final confirmation and verification that TTI’s opening balance sheet after adjustments, if any at the acquisition closing date reflected a minimum of $3.0 million in net assets.

Unaudited Pro Forma Results

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the 2004 and 2003 acquisitions were as follows for the three month and nine month periods ended September 30, 2004 and 2003 as if the business combinations had occurred at the beginning of each period presented. The pro forma results do not include the operations of Synfine, deemed to be immaterial, or the operations of Anapharm Europe, which commenced operations in November 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net revenue	$41,398,965	$32,433,575	$116,679,086	$83,185,012
Net earnings	$5,002,138	$3,662,883	$13,682,708	$8,548,946
Earnings per share – basic	$0.33	$0.46	$0.90	$0.73
Earnings per share – diluted	$0.32	$0.43	$0.86	$0.68

The pro forma data is provided for information purposes only and does not purport to be indicative of results which actually would have been obtained if the combinations had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

The components of the Company’s intangible assets subject to amortization are approximately as follows:

	Weighted Average Life (Years)	September 30, 2004		December 31, 2003
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Methodologies	4	$2,568,000	$(1,244,000)	$1,721,000	$(853,000)
Employment Agreement	5	824,000	(429,000)	824,000	(303,000)
Subject Database	4	900,000	(563,000)	900,000	(394,000)
Client backlog and customer relationships	1	2,311,000	(714,000)	662,000	(445,000)
Internally-developed Software	5	454,000	(17,000)	—	—

		$7,057,000	$(2,967,000)	$4,107,000	$(1,995,000)

Amortization expense for intangible assets during the three and nine month periods ended September 30, 2004 was approximately $351,000, and $972,000, respectively, compared to $333,000 and $929,000 for the same three and nine month periods ending September 30, 2003.

The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

2004	$1,321,000
2005	1,304,000
2006	717,000
2007	582,000
2008 and thereafter	1,138,000

$5,062,000

As of September 30, 2004, all intangible assets except goodwill were subject to amortization expense.

The Company assesses its goodwill for impairment annually as of the 1st of January of each year. In evaluating the fair value and future benefits of our intangible assets, we perform an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows. In doing so, we would incur a charge to our earnings and reduce goodwill on our balance sheet as of the prior December 31st. No impairment was recorded for the years ended 2003 and 2002 or for the three and nine months ended September 30, 2004.

NOTE 5. EMPLOYEE STOCK PURCHASE PLAN.

On June 21, 2004, SFBC’s stockholders approved the 2004 Employee Stock Purchase Plan (the “ESPP”) permitting eligible participants to purchase up to 150,000 shares of our common stock. The ESPP permits employees who are employed for at least 20 hours per week and who have been so employed for at least three months continuously by SFBC or one of its designated subsidiaries the option of purchasing common stock from SFBC at a 15% discount from the lower of the fair market value of such shares at the beginning of an offering period or the fair market value of such shares at the end of the offering period. Each offering period (except the initial period) is six months. Each eligible employee is granted an option to purchase such shares at the beginning of each offering period. The first offering period commenced on August 9, 2004 an d ends on December 31, 2004. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. As of the date of this Report, no shares have been purchased under the Plan.

NOTE 6. BUILDING PURCHASE

In February 2004, we purchased the real property which houses our principal Miami, Florida Phase I clinical trials facility for approximately $12.1 million. Pending the closing of a $9 million first mortgage loan with Wachovia Bank National Association (“Wachovia”), we borrowed $10 million under our line of credit with Wachovia. In March 2004, we repaid $1.0 million. We purchased both of the existing buildings and a portion of the land; the balance of the land is subject to a long-term land lease. On May 6, 2004, we paid off the line of credit and entered into a five year, $9 million, variable rate first mortgage loan encumbering the property we purchased. See Note 7 to our Condensed Consolidated Financial Statements.

NOTE 7. MORTGAGE PAYABLE

We have a $9 million first mortgage loan with Wachovia. The interest rate on the mortgage is LIBOR based and variable. The mortgage is secured by substantially all of our assets. The terms are as follows:

•

60 monthly principal and interest payments are required assuming a 15-year amortization;

•

A balloon payment is required to pay off the unpaid principal, which is due in May 2009;

•

The interest rate on the five-year loan is variable, calculated as LIBOR plus 150 basis points, which equaled approximately 3.44% as of October 22, 2004;

•

The LIBOR rate usually changes proportionally with the prime borrowing rate in the U.S.

As of November 2, 2004 the balance of the mortgage was approximately $8.8 million.

NOTE 8. CONVERTIBLE SENIOR NOTES PAYABLE

In August and September 2004, SFBC issued $143,750,000 aggregate principal amount of its 2.25% convertible senior notes due 2024 pursuant to an exemption from registration under Rule 144A of the Securities Act of 1933. Our net proceeds after repurchasing 820,000 shares of our common stock and transaction costs were approximately $113 million. Interest is payable on the notes semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2005. The notes are convertible into cash and, if applicable, shares of SFBC’s common stock based upon an initial conversion rate of 24.3424 shares per $1,000 in principal amount of notes not to exceed 3,086,445 shares, subject to adjustment in certain circumstances. This results in an initial conversion price of approximately $41.08 per share. The notes ar e convertible at any time prior to the date of maturity and, upon conversion, holders of the notes will be entitled to receive cash up to the principal amount of the notes and, if applicable, shares of common stock pursuant to a formula contained in the notes. Upon a fundamental change, as defined in the notes, holders may require SFBC to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest. If a fundamental change occurs prior to August 15, 2009, SFBC is required to pay, in addition to the repurchase price, a make-whole premium in cash and/or common stock. On or after August 15, 2009, SFBC may at its option redeem the notes in whole or in part for cash at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. On each of August 15, 2009, August 15, 2014 and August 15, 2019, holders may require SFBC to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased plus accrued and unpaid interest. The notes are unsecured senior obligations and are effectively subordinated to all of SFBC’s existing and future secured indebtedness and to all existing and future liabilities of SFBC subsidiaries (including trade payables). The Company intends on publicly registering these notes as well as the shares of common stock underlying the notes.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Expansion

Anapharm plans to open a bioanalytical laboratory at the Company's facility in Toronto, Canada in January 2005. During the balance of 2004, the Company intends to invest approximately $4.0 million in capital expenditures, comprised of equipment, software and facility improvements for this new bioanalytical laboratory.

Litigation

On April 12, 2004, MCC Analitica, S.A. (“MCC”) filed a private criminal complaint in Barcelona, Spain  alleging that defendant Dr. Maria Cruz Caturla Perales, a former employee of MCC, who is now an employee and 51% owner of SFBC Anapharm Europe, S.L. (“Anapharm Europe”), misappropriated confidential materials and utilized those materials at Anapharm Europe. SFBC, through SFBC Europe B.V., owns a 49% interest in Anapharm Europe. Also named in the private proceedings were Drs. Gregory Holmes and Marc LeBel as legal representatives of Anapharm Europe. There are no allegations that Dr. Holmes or Dr. LeBel participated in the alleged actions or knew of them. Spanish law provides that private individuals may file a criminal complaint and an examining judge then conducts an investigation to determine whether further proceedings a re warranted. SFBC was not named as a party to the proceedings. Spanish counsel has advised SFBC that, in such counsel's opinion, it is unlikely that either SFBC or its subsidiary, SFBC Europe B.V., will have liability including possible civil liability. However, there can be no assurances that either SFBC or its subsidiary will not have any liability. In addition, while we believe that this matter will not have a material adverse effect on the business of our joint venture or our investment therein, there can be no assurances as to that effect.

NOTE 10. SUBSEQUENT EVENT

On November 3, 2004, SFBC entered into a definitive merger agreement with PharmaNet, Inc., a private international drug development company headquartered in Princeton, New Jersey, pursuant to which SFBC would acquire PharmaNet. SFBC will pay approximately $245 million to the stockholders of PharmaNet upon the closing of this transaction which is scheduled for December 2004. SFBC intends to use its existing cash resources and has obtained a loan commitment of $160.0 million from UBS Loan Finance LLC to pay the balance of the merger consideration. All of PharmaNet’s approximately 750 employees, including its executive management team, are expected to remain employed by PharmaNet following the merger. The members of PharmaNet’s executive committee, including Mr. Jeffrey P. McMullen, chief executive officer and president, entered into lo ng-term employment agreements subject to closing the merger. Closing is subject to a number of conditions including the expiration of applicable anti-trust waiting periods and SFBC’s obtaining the financing referred to above.

NOTE 11. BUSINESS COMBINATION

In July 2004, we acquired Taylor Technology, Inc. (“TTI”), a company based in Princeton, NJ offering quantitative bioanalytical mass spectrometry services primarily in pre-clinical and Phases I - IV of drug development for the pharmaceutical industry. We paid TTI shareholders approximately $16.92 million in cash and 133,595 shares of restricted common stock of SFBC. Of the total consideration, $1.0 million in cash and 33,566 shares of common stock of SFBC, valued at approximately $1.0 million, have been placed in escrow and will be released over the next year to the former shareholders of TTI subject to final confirmation and verification that TTI’s opening balance sheet after adjustments, if any at the acquisition closing date reflected a minimum of $3.0 million in net assets. Concurrently, SFBC entered into long - -term employment agreements with the senior management of TTI, including its President and founder Dr. Paul Taylor.

The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. Goodwill of approximately $13.3 million is attributable to the general reputation of the business and the collective experience of the management and employees. The results of operations of TTI from July 25, 2004 through September 30, 2004 are included in the accompanying statement of earnings for the three and nine months ended September 30, 2004. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$2,213,000
Property, plant, and equipment	3,808,000
Intangible assets	2,949,000
Goodwill	13,288,000
Other Assets	224,000
Total assets acquired	22,482,000
Current liabilities	(1,456,000)
Total liabilities assumed	(1,741,000)
Net assets acquired	$20,741,000

Of the $2,949,000 of acquired intangible assets, $1,648,000 was assigned to client backlog and customer relationships, $847,000 was assigned to methodologies and $454,000 was assigned to internally developed software. All of these intangible assets are subject to amortization. The client backlog and customer relationships have been assigned a useful life of six years, the methodologies have been assigned a useful life of five years and the internally developed software has been assigned a useful life of five years.

Goodwill of $13.3 million is deductible for tax purposes.

As part the acquisition, the Company owes the TTI shareholders approximately $340,000 related to purchase price adjustments subsequent to July 25, 2004.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003.

The following discussion and other information in this Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate, “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors, as more fully discussed herein under the heading “Forward-Looking Statements” a nd in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Special Factors Relating to our Business and Common Stock” contained in our Form 10-K for the year ending December 31, 2003 filed with the Securities and Exchange Commission and the Risk Factors contained in our Form S-3 filed with the Securities and Exchange Commission on November 2, 2004. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made and should carefully consider the Special Factors and Risk Factors. We do not assume any obligation to update the forward-looking statements after the date hereof.

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

We are a contract research organization, providing a broad range of specialized drug development services to branded pharmaceutical, biotechnology and generic drug companies. We are a leading provider of early clinical development services, specializing primarily in the areas of Phase I and Phase II clinical trials and bioanalytical laboratory services. We also provide a range of complementary services to our clients, including early clinical pharmacology research, biostatistics and data management, and regulatory and drug submission as well as Phase III and Phase IV clinical trial management services in select therapeutic areas. Our clients include many of the largest pharmaceutical, biotechnology and generic drug companies in the world. We have conducted Phase I and Phase II clinical trials for many leading drugs, in cluding Ambien, Celebrex, Claritin, Zithromax and Zoloft.

We have grown significantly through organic growth and acquisitions. We made one material acquisition in the third quarter of 2003 and one material acquisition in the third quarter of 2004. See Note 3 to our Consolidated Financial Statements. The acquisitions of Clinical Pharmacology and TTI affect a comparison of our results of operations for the three and nine months ended September 30, 2004 versus the same periods in 2003. Additionally, we acquired a 49% interest in a Spanish joint venture, Anapharm Europe, which commenced operations in November 2003. Its revenue and net income also affect a comparison of the three and nine month periods ended September 30, 2004 versus 2003.

Assuming we close the merger with PharmaNet described in Note 10 to our Consolidated Financial Statements, our future results of operations and balance sheet will be materially affected. In order to complete the merger, we must close on new financing in an amount of $160 million which we anticipate will consist of a $120 million term facility and a $40 million revolving credit facility which would replace our existing credit facility and our existing mortgage.

The table below reflects the length of time each of our principal operating subsidiaries or business units operated during the comparable three and nine month periods ended September 30, 2004 and September 30, 2003.

Number of Months Each Subsidiary or Business Unit Is Included In Operating Results

	Quarter-ended September 30,		Nine-month period ended September 30,
	2004	2003(3)	2004	2003(3)

SFBC Miami	3	3	9	9
SFBC Ft. Myers	3	3	9	9
SFBC Analytical	3	3	9	9
Anapharm	3	3	9	9
SFBC Charlotte(1)	3	3	9	9
SFBC New Drug Services(1)	3	3	9	9
Clinical Pharmacology	3	2	9	2
NDS Canada(2)	3	See Note 2	9	See Note 2
Anapharm Europe(4)	3	0	9	0
SFBC Taylor Technology(5)	2	0	2	0

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

(5)

We acquired TTI on July 25, 2004.

Highlights for the nine month period ended September 30, 2004 as compared to the corresponding period in 2003 include:

•

Our revenue increased to approximately $110.3 million from approximately $70.2 million for the nine months ended September 30, 2003;

•

Our net earnings increased to approximately $13.7 million from approximately $7.4 million for the nine months ended September 30, 2003;

•

Both the revenue and net earnings were records for the nine month period;

•

Our foreign operations continued to show strong growth accounting for approximately $52.6 million of our revenue;

•

In February 2004, we purchased the property which houses our principal Miami clinical trials facility and our executive offices. We paid approximately $12.1 million, and without materially increasing our occupancy costs, we will have increased our capacity from approximately 73,000 square feet to approximately 160,000 square feet once we complete the necessary renovations;

•

We increased our line of credit with Wachovia Bank National Association (“Wachovia”) to $25 million from $15 million. We borrowed $10 million under the line to purchase the property in Miami, and in March we repaid $1 million and in early May paid off this loan with a $9 million permanent mortgage loan from Wachovia;

•

We sold  $143.75 million of our 2.25% convertible senior notes due 2024. Simultaneously with the offering, we used approximately $25 million of the net proceeds from the offering to complete the repurchase of 820,000 shares of our common stock. The net proceeds to SFBC, after the share repurchase and transaction costs, were approximately $113 million; and

•

On July 25, 2004, we completed the TTI acquisition.

Highlights for the three month period ended September 30, 2004 as compared to the corresponding period in 2003 include:

•

Our revenue increased to approximately $40.4 million from approximately $29.1 million for the three months ended September 30, 2003;

•

Our net earnings increased to approximately $5.3 million from approximately $3.4 million for the three months ended September 30, 2003;

•

Both the revenue and net earnings were records for the third quarter;

•

Our foreign operations continued to show strong growth accounting for approximately $17.6 million of our revenue; and

•

During the third quarter of 2004 Anapharm referred a significant number of studies to our Ft. Myers, Florida facility as a result of Anapharm’s growing capacity constraints. We expect Anapharm will expand the size of their key facilities in Montreal and Quebec during 2005 and 2006.

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

We record our recurring operating expenses in two primary categories, (1) direct costs, and (2) selling, general and administrative expenses. Direct costs consist primarily of participant fees and associated expenses, direct labor and benefits, facility costs, depreciation associated with facilities and equipment used in conducting trials, and other costs and materials directly related to contracts. Direct costs as a percentage of net revenue vary from period to period, due to the varying mix of contracts and services performed and to the percentage of revenue arising from our Canadian operations which have higher direct costs. Selling, general and administrative costs consist primarily of administrative payroll and overhead, advertising and public relations expense, legal and accounting expense, travel, depreciation and amortization rela ted to amortizable intangibles.

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

As a result of the acquisition of Anapharm, which occurred in March 2002, we expect our future effective tax rate to be permanently lower, as compared to our historical tax rate which was 37.4% prior to the Anapharm acquisition. Our effective tax rate was 25.3% for the first nine months of 2004 and 18.4% for the same period in 2003. Our future effective tax rate will be dependent on the amount of the tax credits we receive in connection with Anapharm and the relative contribution of Anapharm operations to our consolidated pre-tax income. The increased tax rate for the first nine months of 2004 is primarily attributable to significant growth in our United States earnings from operations as a percentage of our consolidated earnings.

Critical Accounting Estimates

The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the applicable period. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that we believe to be reasonable under the circumstances. These estimates and our actual results are subject to known and unknown risks and uncertainties, including those discussed in the “Special Fac tors Relating to Our Business and Common Stock” section of Item 7 of our Form 10-K for the period ending December 31, 2003, which was filed with the Securities and Exchange Commission and the Risk Factors contained in the Form S-3 filed on November 2, 2004. There have been no material changes in our critical accounting estimates or our application of these estimates in 2004.

Results of Operations

The following table summarizes our results of operations for the three and nine month periods ended September 30, 2004 and 2003.

	Quarter ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003

Net revenue	$40,360,663	100.0%	$29,078,652	100.0%	$110,264,251	100.0%	$70,232,241	100.0%

Gross profit margins	18,487,852	45.8%	11,682,557	40.2%	49,630,035	45.0%	29,578,571	42.1%
Selling, general and administrative expenses	10,816,253	26.8%	7,284,094	25.0%	30,701,248	27.8%	20,331,372	28.9%
Interest expense	749,565	1.9%	126,418	0.4%	990,244	0.9%	303,439	0.4%
Earnings before taxes and minority interest	7,323,809	18.1%	4,298,514	14.8%	18,706,416	17.0%	9,059,915	12.9%

Income tax expense	2,020,821	27.6%	873,549	20.3%	4,735,382	25.3%	1,667,600	18.4%

Minority interest in joint venture	32,188	0.1%	—	0.0%	226,596	0.2%	—	0.0%

Net earnings	$5,270,800	13.1%	$3,424,965	11.8%	$13,744,438	12.5%	$7,392,315	10.5%

Earnings per share
Basic	$0.35		$0.30		$0.91		$0.67
Diluted	$0.34		$0.28		$0.87		$0.62

Net Revenue

Our net revenue was approximately $40.4 million and $110.3 million for the three and nine month periods ended September 30, 2004, respectively, compared to $29.1 million and $70.2 million for the same periods in 2003. This represents an increase of 38.8% for the three month period ended September 30, 2004 compared to the same period in 2003, and an increase of 57.0% for the nine month period ended September 30, 2004 compared to the same period in 2003. The increase in both the three and nine month periods is primarily attributable to:

•

An increase in foreign revenue (which includes Anapharm, our other Canadian operations and Anapharm Europe) to approximately $17.6 million and $52.6 million for the three and nine month periods ended September 30, 2004, respectively, compared to $13.5 million and $32.4  million for the same periods in 2003. Approximately 83.8% and 82.0% of foreign revenue for the three and nine month period ended September 30, 2004, respectively was Anapharm revenue;

•

A material increase in United States Phase I and Phase II revenue at SFBC Miami, and SFBC Ft. Myers; and

•

The inclusion of  revenue for the nine month period ended September 30, 2004 from Clinical Pharmacology which we acquired in August 2003, and the inclusion of revenue from TTI which we acquired in July 2004.

Our revenue increased as a result of performing more clinical trials, and a general increase in the size of our trials.

Direct Costs

Direct costs as a percentage of net revenue decreased to 54.2% and 55.0% for the three and nine month periods ended September 30, 2004, respectively, compared to 59.8% and 57.9% in the same periods in the prior year. This decrease in our direct costs for the three and nine month periods of 2004 is primarily attributable to a decrease in direct costs at Anapharm, the inclusion of Clinical Pharmacology, and to a significantly lesser extent, a decrease in our direct costs in our Phase III operations.

Gross Profit Margins

Our gross profit margins increased to 45.8% and 45.0%, respectively, for the three and nine month periods ended September 30, 2004, compared to 40.2% and 42.1% in the same periods in the prior year. This increase in our gross profit margins is primarily attributable to an improvement in Anapharm’s gross profit margins due to the mix of contracts, the inclusion of Clinical Pharmacology’s and TTI’s operating results, and to a significantly lesser extent, an improvement in gross margins in our Phase III business due to the mix of contracts.

Since we perform a wide variety of services, all of which carry different gross margins, our future margins will vary from quarter-to-quarter and year-to-year based upon the mix of these contracts, our capacity levels at the time we begin the projects and the amount of revenue generated for each type of service we perform. Even within category types, the amount of gross margins generated might vary due to the unique nature and size of each contract and project we undertake. This could impact our future profit margins and profit comparisons to historical levels. For the remainder of 2004, we anticipate our gross profit margins will be between 44% and 45.5%.

Selling, General and Administrative Expenses

Our selling, general and administrative, SG&A, expenses increased to $10.8 million for the three months ended September 30, 2004 from $7.3 million for the same period in 2003, an increase of 48.5%. As a percentage of net revenue, our SG&A expenses increased to 26.8% in 2004 from 25.0% for the same three month period in 2003. The increase for the three month period ended September 30, 2004 is attributable to increased S,G&A expenses as a percentage of sales in international operations.

Our SG&A expenses increased to $30.7 million for the nine months ended September 30, 2004 from $20.3 million for the same period in 2003, an increase of 51.0%. As a percentage of net revenue, our SG&A expenses decreased to 27.8% in 2004 from 28.9% for the same nine month period in 2003.

The increase in total SG&A expenses for both the three and nine month periods ended September 30, 2004 is primarily due to the continuing expansion of our business, increased payroll and headcount, our increased sales, marketing, and business development efforts, depreciation expenses and amortization consistent with our growth over prior year levels, and the inclusion of Clinical Pharmacology’s, NDS Canada’s and Anapharm Europe’s SG&A expenses for three and nine months in 2004, and the inclusion of approximately two months of TTI’s expenses for the three month period ended September 30, 2004.

For the nine month period ended September 30, 2004, SG&A expenses as a percentage of net revenue were 27.8%, compared to 28.9% the same period in 2003. The nine month decrease is primarily attributable to the increase in capacity levels, resulting in higher sales levels without a corresponding increase in personnel costs or facility costs at substantially all subsidiaries.

As a result of the purchase of our principal Miami facility in February 2004 our rent expense will be reduced by approximately $660,000 on an annualized basis, offset by an increase in depreciation of approximately $300,000 on an annualized basis. The additional interest expenses are described below under “- Interest income and expense.” Purchasing this property will permit us to expand our capacity without a substantial increase in occupancy expenses. We have commenced renovations at the Miami facility and expect them to continue through 2005.

Additionally, we are amortizing approximately $190,000 per year over a four-year period as the result of issuance of our restricted common stock to two new employees including our senior vice president who joined us at the end of 2003.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, under which management must report and our independent auditor must attest on our internal controls. While we expect to fully comply with Section 404 by the December 31, 2004 deadline, if we are unable to timely comply with Section 404, our business, financial condition, results of operations and market price of our stock may be materially adversely affected. In order to comply, we have retained an independent consulting firm to assist us in evaluating and improving our internal controls. During 2004 we expect to incur approximately $1.1 million in additional costs, including training costs related to the installation of our new accounting software, consulting fees and additional independent auditor fees. We anticipate incurring approximately $600,000 of th ese expenses in the fourth quarter. During the nine month period ended September 30, 2004, we have incurred approximately $492,000 in expenses related to Sarbanes-Oxley matters.

Interest income and expense

Our interest expense increased for the three and nine month periods ended September 30, 2004 compared to the same period in 2003 as a result of increased borrowings under our Credit Facility due to the $9.0 million borrowing to finance the purchase of the Miami headquarters, the acquisition of additional equipment at Anapharm and the issuance of the $143.75 million in convertible senior notes in August and September 2004.

On February 27, 2004, we borrowed $10 million to purchase our principal Miami facility. In March 2004, we repaid $1 million of the Credit Facility, reducing the principal balance to $9 million at March 31, 2004. We replaced this $9 million of borrowings with a permanent mortgage loan in May 2004. For the nine months ended September 30, 2004, we incurred approximately $208,000 in interest expense related to the purchase of our Miami facility.

Anapharm acquires its equipment under capital leases in order to take advantage of favorable Canadian tax credits which exceed our interest expense. For the three and nine month periods ended September 30, 2004, respectively, Anapharm incurred $78,000 and $227,000 in interest expense in 2004 compared to $67,000 and $207,000, respectively in the same periods in 2003. For the fourth quarter of 2004, we expect to incur up to $1.2 million in interest expense (assuming a December 31st closing of the PharmaNet merger) primarily as the result of our convertible senior notes with lesser amounts from our real estate mortgage and increased equipment purchases by Anapharm. As noted in the SG&A section above our additional per year interest expense, real estate taxes, occupancy costs and depreciation resulting from the purchase of our princi pal Miami facility will be substantially offset by reduced rent expense.

During the three and nine month periods ended September 30, 2004 we recorded $401,775 and $767,873, respectively, in interest income compared to $26,469 and $116,155 for the same period ended September 30, 2003. The increase in interest income is attributable to our higher on hand cash balances due to the proceeds from our public offering in November 2003 and our convertible senior notes in August and September 2004.

Income tax expense

Our effective tax rate for the three and nine month periods ended September 30, 2004 was 27.6% and 25.3%, compared to 20.3% and 18.4% for 2003. This increase in the effective tax rate is primarily attributable to a higher percentage contribution of our total earnings from our United States operations in 2004. On an overall basis our effective tax rate is significantly lower than United States tax rates. Anapharm, which is based in Quebec Canada, receives significant tax credits from the government of Canada for incurring research and development expenses. These credits lower our effective tax rate. We expect the nature of Anapharm's business and the generation of significant tax credits to continue; however, there can be no assurance on the future amount of these credits on a quarterly or annual basis.

If commercially practical, we may refer Phase I and Phase II studies and bioanalytical contracts to Anapharm to benefit from the lower operating costs and lower tax rates in Canada, and the availability of tax credits. Excluding the impact of tax credits, our effective tax rate in Canada is approximately 33.0% compared to approximately 40.5% in the United States. There will be some practical limitations which prevent us from referring some studies to Anapharm, including differing areas of expertise, the availability of special population groups or client preferences on where the work should be performed.

Our future effective tax rate will be dependent on the amount of the tax credits we receive in connection with Anapharm’s operations and the relative contribution of Anapharm’s operations to our consolidated pre-tax income. For the remainder of 2004, we expect our average effective tax rate to be between 25% and 26%. The higher tax rate we anticipate for the balance of the year gives effect to the fact that our Phase I and II business in the United States historically is stronger in the second half of the year, although we did not experience this seasonality in the fourth quarter of 2003. As our business has grown and expanded beyond Phase I branded pharmaceutical clinical trial studies, we have experienced less seasonality although the branded pharmaceutical portion of our business is expected to remain seasonal.

Earnings Per Share

Net earnings increased from $3,424,965 to $5,270,800 for the quarter ended September 30, 2004 as compared to the same quarter in 2003, an increase of 53.9%. For the nine month period ended September 30, 2004, net earnings increased from $7,392,315 to $13,744,438 as compared to the same period in 2003, an increase of 85.9%. On a fully diluted basis, our earnings per share increased to $0.34 from $0.28 and to $0.87 from $0.62 for the three and nine month periods ended September 30, 2004 as compared to the corresponding periods in 2003. For the quarter ended September 30, 2004 we had 15,094,518 shares of common stock outstanding compared to 11,503,698 for the same period in 2003. For the nine month period ended September 30, 2004, we had 15,127,654 shares of common stock outstanding compared to 11,060,832 for the same period i n 2003. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from 12,340,712 to 15,713,187 and from 11,859,645 to 15,823,859 for the three and nine month periods ended September 30, 2004 as compared to the corresponding periods in the prior year. The increase in the number of shares resulted primarily from the additional issuance, on a split adjusted basis, of 3,000,000 shares of common stock in connection with our secondary offering in November 2003, the exercise of options, and the issuance of 664,608 shares related to our acquisition of Clinical Pharmacology in August 2003, 75,354 shares related to the attainment of the earn-out by Clinical Pharmacology in August 2004 and 133,595 shares related to the acquisition of TTI in August 2004. In August 2004, we repurchased 820,000 shares simultaneously with the offering of our convertible senior notes.

Liquidity and Capital Resources

For the nine months ended September 30, 2004, net cash provided by operating activities was $9,066,729 in contrast to $3,320,631 for the corresponding period in 2003. The change is primarily due to the substantial increase in net earnings, depreciation and amortization; an increase in current tax liabilities, resulting from federal amnesty granted to the geographic region in which our headquarters operates, and deferred tax liabilities, offset by a substantial increase in accounts receivable, partially attributable to a slight increase in our days sales outstanding from collections.

For the nine months ended September 30, 2004, net cash used in investing activities was $45,458,501 compared to $13,153,827 for the corresponding period in 2003. During the first nine months of 2004, we used approximately $19.8 million to purchase property and equipment, including approximately $12.1 million to purchase our principal Miami facility in the first quarter, as compared to approximately $3.3 million during the same period in 2003. Additionally, we used approximately $4.2 million to purchase marketable securities, approximately $17.8 million for our July 25, 2004 acquisition of TTI and approximately $3.8 million relating to prior period acquisitions.

For the nine months ended September 30, 2004, net cash provided by financing activities was $123,575,942 compared to $10,720,059 in the corresponding period of 2003. The increase is primarily attributable to proceeds of approximately $143.8 million received from our August 11, 2004 convertible senior note offering, of which approximately $25.0 million was used to repurchase and retire 820,000 shares of our outstanding common stock. During the nine months ended September 30, 2004, proceeds of approximately $1.2 million were received as a result of the exercise of stock options as compared to approximately $2.0 million during the same period in 2003.

We have a $25 million Revolving Credit and Security Agreement (“Credit Facility”) with Wachovia and a $9 million first mortgage loan from Wachovia for a total facility of $34 million. The interest rate on the Credit Facility and mortgage are identical; each is LIBOR based and variable. The Credit Facility enables SFBC to borrow for general working capital purposes and for the purpose of financing acquisitions of companies in related industries. The Credit Facility and the mortgage are secured by substantially all of our assets, including the common stock and assets of our United States subsidiaries and a pledge of 65% of our Canadian holding company, and are cross collateralized. We used $10 million of this Credit Facility to purchase our principal Miami facility in February 2004. In March 2004, we repaid $1million. On May 6, 2004, we paid off the Credit Facility and entered into a five year $9 million variable rate, first mortgage loan encumbering the property we purchased. The terms on the $9 million mortgage note are as follows:

•

60 monthly principal and interest payments are required assuming a 15-year amortization;

•

A balloon payment is required to pay off the unpaid principal is due in May 2009;

•

The interest rate on the five-year loan is variable, calculated as LIBOR plus 150 basis points, which equaled approximately 3.44% as of October 22, 2004; and

•

The LIBOR rate usually changes proportionally with the prime borrowing rate in the U.S.

As of October 22, 2004, our interest rate on the $25 million Credit Facility and $9 million mortgage was approximately 3.44%.

On August 3, 2004, we amended the Credit Facility in order to accommodate our offering of convertible senior notes. The amendment requires us to maintain a ratio of net funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of less than 2.5 to 1 where net funded debt equals debt minus our cash balances.

In order to complete our merger with PharmaNet, we expect to enter into a new $160 million finance facility with UBS Loan Finance LLC comprised of a $120 million term facility and a $40 million revolving credit facility. The effective interest rate on the facility is expected to be between 5 and 5.5% and will be governed by certain covenants yet to be finalized. Upon completion of the UBS credit facility, our Credit Facility with Wachovia will be cancelled and our mortgage with Wachovia will be repaid.

In August and September 2004, we issued $143.75 million of convertible senior notes due in 2024 as described in Note 8 to our Consolidated Financial Statements. Upon conversion, we are required to pay the holders of the notes in cash up to the principal amount of the notes and, if applicable, shares of our common stock. Additionally, under the terms of the notes, we may be required to repay the notes together with accrued interest on the occurrence of certain events.

On November 1, 2004, we had approximately $151 million in cash and marketable securities on hand. We expect to use approximately $130 million of our on hand cash and approximately $120 million of the UBS Loan Facility to complete the PharmaNet merger and pay the related transaction costs.

In August 2004, we paid $2 million in cash and issued $2 million of common stock (75,354 shares at a price of $26.54) to the shareholders of Clinical Pharmacology resulting from the attainment of the maximum earn-out for the first 12 month measurement period ended June 30, 2004. Under the terms of the acquisition agreement, we are required to pay the former shareholders of Clinical Pharmacology additional merger consideration of up to $4 million per year, subject to a maximum of $9 million over the three years of the earn-out period which are the 12 months ended June 30, 2004, 2005 and 2006. The contingent payments for 2005 and 2006 are based upon meeting agreed-upon revenue milestones.

On July 25, 2004, we acquired TTI. TTI is based in Princeton, NJ and offers quantitative bioanalytical mass spectrometry services primarily in pre-clinical and Phases I - IV of drug development for the pharmaceutical industry. We paid TTI shareholders approximately $16.92 million in cash and 133,595 shares of our restricted common stock.

Capital Expenditures and Commitments

During the nine months ended September 30, 2004 we incurred approximately $19.7 million of capital expenditures, of which $12.1 million was related to the purchase of our Miami facility, and approximately $2.5 million was for equipment purchases at Anapharm. For the remainder of 2004, we expect to incur between $5 and $7 million in capital expenditures primarily to purchase additional equipment; and to make leasehold improvements to the newly purchased Miami facility; and for leasehold improvements, software and equipment for the new $4.0 million Toronto bioanalytical laboratory which is expected to open in January 2005.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. At September 30, 2004, these non-cancelable purchase obligations were not materially different than those disclosed in the Contractual Commitments table contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

In March 2004, the Company and the former shareholders of NDS modified the earn-out. The Company agreed to pay NDS $550,000 and reduced the maximum contingent earn-out by approximately $900,000, thereby reducing the contingent earn-out to approximately $6.4 million from $7.3 million. In April 2004, the Company paid $550,000 to NDS, of which $150,000 was part of the $450,000 of guaranteed earn-out which was accrued for at December 31, 2003. No earnout was achieved by NDS for either of the first two years of the earnout period.

Under the terms of the acquisition agreement, we may pay the shareholders of Clinical Pharmacology additional merger consideration of up to $4 million per year, subject to a maximum of $9 million over the three years of the earn-out period which are the 12 months ended June 30, 2004, 2005 and 2006. As described above, the earn-out for the first 12 month period of $4.0 million was attained and paid in August 2004. This reduces the future potential earnout to $5 million. These contingent payments are based upon meeting agreed-upon revenue milestones. If paid, the additional merger consideration will be in equal amounts of cash and SFBC common stock.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) relating to, among other things, our expectations about closing the PharmaNet merger, the related loan facility and expected effective interest rates on this loan facility, opening a new bioanalytical laboratory in Toronto and the related capital expenditures, anticipated Sarbanes-Oxley compliance costs and our compliance with that Act, gross profit margins, interest expenses and capital expenditures for the balance of 2004, our future effective tax rate, our future receipt of Canadian tax benefits, completion of renovations at our Miami facility and our future Miami occupancy costs, the seasonality of our United States branded pharmaceutical business, the payment of future earn-outs, our entering into hed ging activities for Canadian operations and resolution of the Spanish proceeding. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements within the meaning of the Act.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include that the merger may not be consummated by the expected closing or at all; expiration of antitrust regulatory waiting periods; financial market conditions which negatively impact the ability of UBS Loan Finance LLC to syndicate the necessary financing; our ability to successfully implement our plans for operational and geographical expansion; our ability to successfully achieve and manage the technical requirements of specialized clinical trial services, while maintaining compliance with applicable rules and regulations;  our ability to compete nationally in attracting pharmaceutical companies in order to develop addi tional business; our continued ability to recruit participants for clinical studies; the economic climate nationally and internationally as it affects drug development operations; our ability to integrate and absorb our most recent acquisition and future acquisitions into our current operational structure; the changing mix of, and the amount contracts and laboratory services offered; future legislation in Canada may affect our ability to continue to generate tax credits at Anapharm to lower the effective tax rate; our future stock price; our continued regulatory compliance; the availability of bioanalytical laboratory equipment; our ability to document and implement our internal control over financial reporting; and a variety of economic factors that may affect the relative values of the United States and Canadian currencies as well as the results of any hedging strategies should we employ such strategies.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see our Form 10-K for the year ending December 31, 2003 which we filed with the Securities and Exchange Commission and the Form S-3 which we filed with the Securities and Exchange Commission on November 2, 2004.

Pro Forma Disclosure

The following table reflects the application of $1.0 million and $3.1 million, respectively, for the three and nine month periods ended September 30 2004 in Canadian tax credits, to the costs which generated the credit. Under United States generally accepted accounting principles or GAAP, the tax credits are required to be applied as a credit to “Income tax expense” on our income statement. As a result, in our financial statements net income before taxes is reduced by the amount of all of the direct costs and SG&A expenses. Under the pro forma approach, we reduce the expenses which generated the credit by the amount of the credit, and increase income tax expense by a corresponding amount. The end result under the pro forma approach is that our direct costs and SG&A expenses are lower, and our income tax expense is h igher. Net income is identical under both the actual and pro forma approaches.

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

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

SELECTED PROFORMA QUARTERLY DISCLOSURES

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004

(ALL IN $USD)

Recast proforma income statement to reflect the impact

of Canadian tax credits

	Reported Actual Results For The Quarter Ended 9/30/2004		Canadian Tax Credit Reclass For The Quarter Ended 9/30/2004 (A)	Adjusted Proforma Income Reflecting Canadian Tax Credits For The Quarter Ended 9/30/2004 (B)

Net revenue	$40,360,663	100.0%		$40,360,663	100.0%

Costs and expenses
Direct costs	$21,872,811	54.2%	$(878,783)	20,994,028	52.0%
Selling, general and administrative expenses	$10,816,253	26.8%	$(150,410)	10,665,843	26.4%
Total costs and expenses	32,689,064	81.0%	(1,029,193)	31,659,871	78.4%
Earnings from operations	7,671,599	19.0%	1,029,193	8,700,792	21.6%
Other income (expense)
Interest income	$401,775			401,775
Interest expense	$(749,565)			(749,565)
Total other income (expense)	(347,790)		—	(347,790)
Earnings before taxes and minority interest	7,323,809		1,029,193	8,353,002
Income tax expense	$2,020,821	27.6%	$1,029,193	3,050,014	36.5%
Earnings before minority interest	$5,302,988	13.1%	$—	$5,302,988	13.1%
Minority interest	32,188			32,188
Net earnings	$5,270,800	13.1%		$5,270,800	13.1%
Earnings per share:
Basic	$0.35			$0.35
Diluted	$0.34			$0.34
Shares used in computing earnings per share:
Basic	15,094,518			15,094,518
Diluted	15,713,187			15,713,187

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

SELECTED PROFORMA QUARTERLY DISCLOSURES

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004

(ALL IN $USD)(Continued)

Recast proforma income statement to reflect the impact

of Canadian tax credits

	Reported Actual Results For Nine-Month Period Ended 9/30/2004		Canadian Tax Credit Reclass For The Nine-Month Period Ended 9/30/2004 (A)	Adjusted Proforma Income Reflecting Canadian Tax Credits For The Nine-Month Period Ended 9/30/2004 (B)

Net revenue	$110,264,251	100.0%		$110,264,251	100.0%

Costs and expenses
Direct costs	$60,634,216	55.0%	$(2,661,652)	57,972,564	52.6%
Selling, general and administrative expenses	$30,701,248	27.8%	$(483,171)	30,218,077	27.4%
Total costs and expenses	91,335,464	82.8%	(3,144,823)	88,190,641	80.0%
Earnings from operations	18,928,787	17.2%	3,144,823	22,073,610	20.0%
Other income (expense)
Interest income	$767,873			767,873
Interest expense	$(990,244)			(990,244)
Total other income (expense)	(222,371)		—	(222,371)
Earnings before taxes and minority interest	18,706,416		3,144,823	21,851,239
Income tax expense	$4,735,382	25.3%	$3,144,823	7,880,205	36.1%
Earnings before minority interest	$13,971,034	12.7%	$—	$13,971,034	12.7%
Minority interest	226,596			226,596
Net earnings	$13,744,438	12.5%		$13,744,438	12.5%
Earnings per share:
Basic	0.91			0.91
Diluted	0.87			0.87
Shares used in computing earnings per share:
Basic	15,127,654			15,127,654
Diluted	15,823,859			15,823,859

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

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

SELECTED PROFORMA QUARTERLY DISCLOSURES

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004

(ALL IN $USD)(Continued)

(B)   During the quarter and nine-month period ended September 30, 2004, our Canadian operations generated $1.0 million and $3.1 million, respectively, in tax credits. This column shows the pro forma impact on our operating results and ratios as if these credits were applied against the underlying expense line items that generated the credit rather than applying the credits against “Income tax expense.” We believe that the above pro forma presentation, which is not in conformity with GAAP, assists our management in comparing our operating margins and income tax rates to those of other companies in our sector. For this reason, we believe the pro forma table is useful to investors, but it is presented only for informational purposes and should not be considered as a substitute for our GAAP results.

Net revenue by geographic region

	The Quarter Ended 9/30/2004	The Nine-Month Period Ended 9/30/2004

Net revenue from foreign operations	$17,629,109	$52,641,973
Net revenue from US operations	22,731,554	57,622,278

Total for the period ended September 30, 2004	$40,360,663	$110,264,251

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in some of our financial instruments. These instruments are carried at fair value on our financial statements. We are subject to currency risk primarily due to our Canadian operations. We are also subject to interest rate risk on our credit facility if we borrow under it as described below. We have not entered into market risk sensitive instruments for trading purposes.

Market Risk

In 2003, we purchased certain debt securities. We classify our investments in debt securities as available-for-sale in accordance with Statement No. (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments classified as available-for-sale are carried at fair value based on quoted market prices. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive earnings, net of applicable deferred income taxes. As of September 30, 2004, the unrealized gain on investments in marketable securities was insignificant. Cost is determined based on the actual purchase price of the marketable security for determining realized gains and losses. In the three and nine month periods ended September 30, 2003 and 2004, there were no realized gains or losses.

Financial instruments that potentially subject us to credit risk consist principally of trade receivables. We perform services and extend credit based on an evaluation of the client’s financial condition without requiring collateral. Exposure to losses on receivables is expected to vary by client due to the financial condition of each client. We monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. Additionally, from time to time, we maintain cash balances with financial institutions in amounts that exceed federally insured limits. Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, and notes payable. At September 30, 2004, the fair value of these instruments approxi mates their carrying amounts.

Currency Risk

At our Canadian operations where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the applicable reporting period. Revenue and expenses of our Canadian operations is translated at the average exchange rate during the period. The aggregate effect of translating the financial statements of our Canadian operations is included in a separate component of stockholders’ equity entitled “Accumulated Other Comprehensive Earnings.” For the three and nine months ended September 30, 2004, included in SG&A expenses, we had a loss of $1,034,000 and $862,000, respectively, from foreign currency transactions compared to losses of $299,000 and $1,020,000 for the three and nine month periods ended September 30, 2003. Currency trans lation risks arise primarily from our Canadian operations at Anapharm. We currently do not hedge our foreign currency risks, but expect to begin engaging in hedging activities by December 31, 2004.

Interest Rate Risk

We have a $25 million Credit Facility with Wachovia. The interest rate on the Credit Facility is LIBOR based and variable. As of October 22, 2004, our average interest rate on the entire Credit Facility was 3.44%. The Credit Facility enables us to borrow for general working capital purposes and to finance acquisitions of companies in related industries. The Credit Facility is secured by substantially all of our assets, including the common stock and assets of our United States subsidiaries, and 65% of the common stock of our Canadian holding company, and is cross-collateralized with our $9 million mortgage loan. As of November 2, 2004, we had no borrowings on the Credit Facility.

As of September 30, 2004, we had approximately $8.8 million of principal due on the mortgage loan with Wachovia that we used to finance the purchase of our principal Miami facility and headquarters. The interest rate on this loan is also LIBOR based and variable. As of October 22, 2004, our interest rate on the mortgage was 3.44%. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

We have not borrowed any additional sums from Wachovia since September 30, 2004 and do not expect to borrow any sums other than as previously described in connection with the consummation of the PharmaNet merger.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2004, we performed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to SFBC and its consolidated subsidiaries required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be met.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 12, 2004, Analitica, S.A.(“MCC”) filed a private criminal complaint  in Barcelona, Spain alleging that defendant Dr. Maria Cruz Caturla Perales, a former employee of MCC,  who is now an employee and 51% owner of SFBC Anapharm Europe, S.L. (“Anapharm Europe”), misappropriated confidential materials and utilized those materials at Anapharm Europe. SFBC, through SFBC Europe B.V., owns a 49% interest in Anapharm Europe. Also named in the private proceedings were Drs. Gregory Holmes and Marc LeBel as legal representatives of Anapharm Europe. There are no allegations that Dr. Holmes or Dr. LeBel participated in the alleged actions or knew of them. Spanish law provides that private individuals may file a criminal complaint and an examining judge then conducts an investigation to determine whether further proceedings are warranted.  SFBC was not named as a party to the proceedings. Spanish counsel has advised SFBC that, in such counsel's opinion, it is unlikely that either SFBC or its subsidiary, SFBC Europe B.V., will have liability including possible civil liability. However, there can be no assurances that either SFBC or its subsidiary will not have any liability. In addition, while we believe that this matter will not have a material adverse effect on the business of our joint venture or our investment therein, there can be no assurances as to that effect.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table provides information about purchases by SFBC and its affiliated purchasers during the quarter ended September 30, 2004 of equity securities that are registered by SFBC pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
07/01/04-07/31/04	0	$0	0	814,832 (1)
08/01/04-08/31/04	820,000 (2)	$30.43	820,000	814,832
9/01/04-9/30/04	0	$0	0	814,832

——————

(1)

On July 18, 2002, the board of directors approved the repurchase of up to 750,000 shares of the Company’s common stock (1,125,000 shares on a split adjusted basis). There is no expiration date for these repurchases. The Company has not made any such repurchases since December 31, 2002.

(2)

We repurchased 820,000 shares of our common stock at $30.43 per share in connection with our private offering of a total of $125 million in aggregate principal of Convertible Senior Notes due 2024. The August 2004 repurchases were a one-time event which occurred in conjunction with the issuance of the convertible senior notes.

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

3.2

First Amendment to Certificate of Incorporation (1)

3.3

Certificate of Correction to Certificate of Incorporation (2)

3.4

Certificate of Correction to Second Amendment to Certificate of Incorporation (5)

3.5

Bylaws (1)

3.6

First Amendment to the Bylaws (2)

3.7

Second Amendment to the Bylaws (3)

3.8

Third Amendment to the Bylaws (4)

4.1

Indenture relating to 2.25% Convertible Senior Notes due 2024 (7)

4.2

Form of 2.25% Convertible Senior Notes due 2024 (7)

4.3

Registration Rights Agreement relating to 2.25% Convertible Senior Notes due 2024 (7)

10.1

$9,000,000 Promissory Note (Wachovia) (5)

10.2

Loan Agreement with Wachovia (5)

10.3

First Amendment to Credit Facility (5)

10.4

Second Amendment to Credit Facility (5)

10.5

Agreement and Plan of Merger (Taylor Technology, Inc.)(6)

10.6

Third Amendment to Credit Facility

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

(3)

Contained in Form 10-KSB filed on March 31, 2003.

(4)

Contained in Form 10-K filed on March 15, 2004.

(5)

Contained in Form 10-Q filed on August 4, 2004.

(6)

Contained in Form 8-K filed on July 30, 2004.

(7)

Contained in Form S-3 filed on November 2, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 9, 2004 by the undersigned, thereunto duly authorized.

SFBC INTERNATIONAL, INC.

/s/ ARNOLD HANTMAN
Arnold Hantman, Chief Executive Officer

/s/ DAVID NATAN
David Natan, Chief Financial Officer

EXHIBIT INDEX

Exhibit

Number

Description

10.6

Third Amendment to Credit Facility

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1

Section 1350 Certification of Chief Executive Officer.

32.2

Section 1350 Certification of Chief Financial Officer.