Form 10-K
period 2004-12-31
SFBC INTERNATIONAL INC
filed 2005-03-08
CIK 1089542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Common Stock
(Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b2 of the Act).     Yes ☑          No ☐
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $422,307,973 as of June 30, 2004 computed using the closing price of the common stock of the Company, par value $.001 per share, as listed on the National Market System of the Nasdaq Stock Market on the aforementioned date.
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 15,184,692 shares of common stock were outstanding as of March 2, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Not applicable.

PART I
      All references in this Report to shares of common stock, options outstanding and per share information have been adjusted to give effect to a May 2004 three for two stock split effected as a 50% stock dividend.

Item 1.	Business.
General
      We are a leading global drug development services company, providing a broad range of both early and late stage clinical drug development services to branded pharmaceutical, biotechnology, generic drug and medical device companies around the world. We have conducted clinical trials for many leading drugs, and our clients include many of the largest pharmaceutical, biotechnology and generic drug companies in the world.
      In early clinical development services, we specialize primarily in the areas of Phase I and early Phase II clinical trials and bioanalytical laboratory services. We operate four Phase I and early Phase II clinical trial facilities located in Miami and Ft. Myers, Florida and in Quebec City and Montreal in Canada. These facilities together account for over 1,000 beds. We believe that our 600-bed, 160,000-square foot Miami facility is the largest Phase I and early Phase II clinical trials facility in North America. We believe the size and scope of this facility provides a significant advantage in competing for large early clinical trials. Further, this facility allows us the flexibility to conduct numerous clinical trials concurrently. Our Miami facility, which also serves as our corporate headquarters, includes a state-of-the-art clinical laboratory. Our Ft. Myers facility has 120 beds. Additionally, we expect to open an approximately 120-bed facility in Tampa, Florida during 2005. We primarily conduct Phase I and early Phase II clinical trials for the branded pharmaceutical and biotechnology industries in our United States facilities. Our Canadian facilities, which include over 280 beds and related bioanalytical and clinical laboratories in Montreal and Quebec City, primarily service the generic drug industry. We provide bioanalytical services, including early clinical pharmacology, through our five bioanalytical laboratories located in Philadelphia, Pennsylvania; Princeton, New Jersey; Quebec City and Toronto, Canada; and Barcelona, Spain.
      We have developed and currently maintain extensive databases of available individuals who have indicated an interest in participating in future early clinical trials. We believe the effectiveness of our proprietary databases in facilitating clinical trial recruitment provides a key competitive advantage by enabling us to reduce the costs and delays associated with advertising and other recruitment methods typically used in our industry. We believe our strength in rapidly recruiting clinical trial participants and our ability to conduct large, high-quality clinical trials can enable our clients to reduce their drug development lead times by generating the data they require with a single group of clinical trial subjects. We believe these capabilities make us a desirable drug development services partner. We further differentiate ourselves from our competitors based on our ability to recruit specialized populations for difficult-to-recruit early clinical trials. We have expertise and experience in recruiting for and conducting trials involving a variety of areas including cardiovascular, dermatology, diabetes, geriatrics, hepatic disease, HIV positive, neurology, ophthalmology, pediatrics, post-menopausal conditions, pulmonology, and renal disease.
      Through our PharmaNet, Inc. subsidiary, which we acquired in December 2004, we offer late stage clinical development services. This acquisition provides us with a more diverse revenue base from both early and late stage clinical development services. We now provide late stage Phase II through IV clinical development and related services through a network of 21 offices, with professionals in 24 countries on five continents (North America, Europe, South America, Asia and Australia). Our global platform facilitates optimal site selection, timely patient recruitment and the efficient conduct of complex worldwide clinical trials. We believe that we now have strong late stage development expertise in virtually every therapeutic area with specific focus on major therapeutic areas such as oncology, neurosciences, cardiovascular and infectious diseases. We also offer a full line of proprietary software products specifically designed for clinical development activities. Our web-based products, which we believe comply with FDA and international guidelines and regulations governing the conduct of clinical trials, facilitate the collection, management and reporting of clinical trial information.

      We believe the greatest opportunity to leverage our core clinical trials and bioanalytical laboratory services businesses exists in offering our clients a broad range of complementary services, including data management and biostatistics, clinical laboratory services, medical and scientific affairs, regulatory affairs and submissions and clinical IT solutions. We believe that these added capabilities can provide our clients with a comprehensive service offering to expedite the drug development process. We also believe this can provide us with significant cross-selling opportunities, including the potential to leverage our late stage clinical trials business to increase utilization of our central laboratory services capability at our clinical laboratories in Miami, Florida and in Montreal, Canada.
      We have been providing drug development services since 1984. Commencing with our first acquisition in March 2000, we have grown rapidly through strategic acquisitions of related businesses that have broadened our range of services, as well as through internal growth. Our key acquisitions to date include PharmaNet and Anapharm Inc. Through our December 2004 acquisition of PharmaNet, for which we paid approximately $245.0 million in cash, we substantially expanded our late stage clinical development service offering to become a well-balanced global provider of both early and late stage clinical development services. Anapharm, which we acquired in March 2002 for $26.7 million in cash and 251,063 shares of common stock, is a provider of Phase I and early Phase II clinical trials and bioanalytical laboratory services primarily to generic drug companies. This acquisition established our presence in the generic drug industry.
      The following chart summarizes our growth:

Date of Transaction	Name	Current Business	Location

December 2004	PharmaNet, Inc.	Phase II — IV Clinical Trials	Six United States offices Ten European offices Buenos Aires, Argentina Sydney, Australia Bangalore, India
July 2004	Taylor Technology, Inc.	Bioanalytical Laboratory	Princeton, New Jersey
October 2003	SFBC Anapharm Europe	Bioanalytical Laboratory (49% interest in joint venture)	Barcelona, Spain
August 2003	Clinical Pharmacology Associates	Phase I Clinical Trials	Miami, Florida
July 2003	SFBC New Drug Services Canada, Inc. (remaining 51% interest not previously owned by Anapharm Inc.)	Phase III — IV Clinical Trials Management	London, Ontario, Canada
March 2003	Synfine Research Inc.	Chemical Synthesis	Toronto, Canada
September 2002	New Drug Services, Inc.	Data Management, Biostatistical and Regulatory	Kennett Square, Pennsylvania
March 2002	Anapharm Inc.	Phase I Clinical Trials (130 beds) and Bioanalytical Laboratory	Quebec City, Canada
		Phase I Clinical Trials	Montreal, Canada
(150 beds) and Clinical Laboratory Services
		Bioanalytical Laboratory	Toronto, Canada
(opened in January 2005)
August 2001	KeyStone Laboratories	Bioanalytical Laboratory	Philadelphia, Pennsylvania

Date of Transaction	Name	Current Business	Location

February 2001	Lee Coast Research, Inc.	Phase I — IV Clinical Trials (120 beds)	Ft. Myers, Florida
March 2000	Pharmaceutical Development Associates, Inc.	Phase II — IV Clinical Trials Management	Charlotte, North Carolina
1984 (formation)	SFBC International, Inc.	Phase I Clinical Trials (600 beds) and Clinical Laboratory Services	Miami, Florida
Industry Overview
      Worldwide pharmaceutical drug sales were approximately $462 billion in 2003, according to Datamonitor, a provider of business information to the pharmaceutical and healthcare industries. Datamonitor projects that pharmaceutical drug sales will increase to approximately $648 billion in 2008. Pharmaceutical and biotechnology companies invested approximately $52 billion in research and development activities in 2003, according to Kalorama Information, a life sciences market research firm, and Kalorama expects this amount to grow to approximately $77 billion in 2008. The Boston Consulting Group, an international consulting firm, estimates that the average cost of developing a drug is approximately $880 million and the development on average takes almost 15 years.
      The drug development services industry constitutes a significant and growing portion of all pharmaceutical and biotechnology drug development activity. By outsourcing drug development activities, pharmaceutical, biotechnology and generic drug companies can reduce their fixed costs and investment in infrastructure and focus their resources on sales and marketing, drug discovery and other areas in which they can best differentiate themselves. In 2003 approximately $14 billion, or approximately 26% of total research and development expenditures, was outsourced to the drug development services industry, according to Kalorama, and Kalorama expects this amount to double to approximately $28 billion, or approximately 36% of total research and development expenditures, in 2008.
The product development process

Branded drugs
      The branded drug research and development process primarily consists of two stages: pre-clinical and clinical. The pre-clinical stage consists of screening and analysis of chemical compounds to identify the most promising leads for continued drug development prior to human clinical trials. We generally do not perform any pre-clinical services. The clinical stage includes studies with healthy participants, as well as those with targeted diseases, impairments or conditions.
      Prior to commencing human clinical trials in the United States, a pharmaceutical or biotechnology company must file with the FDA an Investigational New Drug, or IND, application, which includes manufacturing data, pre-clinical data, information about any use of the drug in humans for other purposes and a detailed plan for the proposed clinical trials. The effective design of these trials, referred to as study protocols, is essential to the success of the drug development effort. The study protocol must be designed to assess the effectiveness and safety of new drugs and to generate the data that the FDA will require in connection with the approval of the drug. If the FDA does not comment after an IND application is filed, human clinical trials may begin within 30 days. In other countries in which we operate, pharmaceutical and biotechnology companies must follow similar regulatory procedures with the respective equivalent governmental authorities.
      The human clinical trials stage is the most time-consuming and expensive part of the drug research and development process. Trials in humans usually start on a small scale to assess safety and then expand to larger trials to test both safety and efficacy. Trials generally are grouped into four stages known as Phase I, Phase II, Phase III and Phase IV:

•	Phase I trials involve testing a drug on a limited number of participants, typically 20 to 80 persons, to determine the drug’s basic safety data, including tolerability, absorption, metabolism and excretion. This phase, which lasts an average of six months to one year, is comprised of numerous clinical trials of short duration.

•	Phase II trials involve testing a small number of participants, typically 100 to 200 persons who qualify for inclusion in a clinical trial based upon meeting the applicable trial protocol’s criteria and having a particular condition, to determine the drug’s safety profile and effectiveness and how different doses work. This phase, which lasts an average of one to two years, is comprised of several longer duration clinical trials.

•	Phase III trials involve testing large numbers of participants, typically several hundred, to verify drug efficacy and safety on a large scale. These trials involve numerous sites.

•	Multiple trials are often conducted within each of Phase I through Phase III. After successfully completing all three clinical phases, a company submits a new drug application, or NDA, to the FDA requesting that the drug be approved for marketing. The NDA is a comprehensive filing that includes, among other things, the results of all pre-clinical and clinical studies. In other countries in which we operate, a similar filing procedure is required with the respective equivalent governmental authorities.

•	Phase IV clinical trials, which are conducted after drug approval, may also be required by the FDA or equivalent foreign regulatory authority. These additional trials are required in order to monitor long-term risks and benefits, to study different dosage levels or to evaluate different safety and efficacy parameters.

Generic drugs
      Generic drugs are the chemical and therapeutic equivalents of branded innovator drugs, and are usually marketed after patent expiration of the relevant branded drug. Regulatory approval is normally required before a generic equivalent can be marketed. Approval is sought for generic drugs through the submission to the FDA of an abbreviated new drug application, or ANDA. An ANDA may be submitted for a drug on the basis that it is the equivalent of a previously approved drug. In other countries in which we operate, pharmaceutical and biotechnology companies must follow similar regulatory procedures with the respective equivalent governmental authorities.
      Generic drugs must meet the same quality standards as branded drugs. However, a new drug application, or NDA (the form of submission required for approval of a new innovator drug), requires that complete clinical studies be conducted. An ANDA for a generic drug generally only requires the submission of data from bioequivalence studies, which usually compare the rate and extent of absorption and levels of concentration in the blood stream of the generic drug product with that of the previously approved innovator drug. Proving bioequivalency generally requires demonstrating that the rate and extent of absorption of the generic formulation falls within an acceptable range, typically 80% — 125%, of the results achieved by the branded drug.
      Bioequivalency studies are normally conducted in two stages. The first stage involves conducting pilot trials with a limited number of human subjects to justify advancing a generic formulation to more costly pivotal trials. Commonly these pilot studies are conducted simultaneously on several different formulations of the same drug, to determine the formulation most closely bioequivalent to the branded drug and most likely to achieve a successful result in pivotal studies and upon ANDA submission. The second stage, pivotal bioequivalency trials, are studies conducted on a substantially larger group of subjects, in order to produce data that meets the degree of statistical significance anticipated to be required by the FDA.
      The timing of final approval of an ANDA depends on several factors, including whether any listed patents for the innovator drug are being challenged and whether the branded drug manufacturer is entitled to any statutory exclusivity periods, during which the regulatory authorities may be prohibited from accepting applications for, or approving, generic equivalents. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block an ANDA from being approved on the patent expiration date.

505(b)(2) approval
      Another FDA approval route increasingly available to both generic and branded companies is a “505(b)(2) application.” That section of the Hatch-Waxman Act, informally known as the “paper NDA” route, permits an applicant to rely upon the FDA’s prior finding of safety and efficacy for a drug, or upon published literature establishing that drug’s safety and efficacy, but also requires that the applicant perform some clinical safety and efficacy studies. Such 505(b)(2) applications are generally utilized for significant variations of an approved drug, for new dosage forms of an approved drug, for substitution of one active ingredient in a combination drug product or other significant changes that would make the generic drug ANDA route unavailable. The FDA has expanded the scope of products subject to 505(b)(2) approval, and this may, in turn, expand the market for clinical tests and other related services for an NDA submission such as those offered by us.

Medical devices
      Medical devices are regulated by the FDA which has established three regulatory classes for medical devices based on the degree of control believed necessary to assure the various types of devices are safe and effective. Depending on the type of device, premarket approval by the FDA may be required and in some cases data derived from clinical trials regarding the safety and effectiveness of the device must be filed. Devices in Canada and the European Union are also generally regulated on a risk assessment basis with higher risk classes requiring more complex submissions and disclosure.
Industry trends
      The drug development services industry provides product development services to the branded pharmaceutical, biotechnology and generic drug industries. The drug development services industry has evolved from providing clients with limited clinical trial services in the 1970s to providing a comprehensive range of services, including discovery, pre-clinical evaluations, study protocol design, clinical trial management, data collection, bioanalytical and statistical analysis, regulatory affairs and submissions.
      We believe the drug development services industry’s growth is being driven primarily by the following:

Emergence of new research technologies that are resulting in greater drug development activities
      Over the past 20 years, economic incentives and technological advances have dramatically changed the drug discovery process. The primary objective of these changes has been increased efforts to find more disease targets and to discover, at a high rate, drug compounds that are therapeutically effective against these targets. As of March 2004, there were more than 7,400 drug compounds in active pre-clinical or clinical development compared to less than 5,800 as of March 1998, according to PJB Publications, an independent publisher of information for the pharmaceutical and biotechnology industries. Branded pharmaceutical, biotechnology and generic drug companies may increasingly find that they do not have sufficient internal development resources or know-how to cope with the increased number and diversity of new drug candidates, especially as they enter the clinical trial process. We believe the increase of drug compounds in clinical development will increase demand for drug development services companies.
      Over the past five years there has been a large increase in the number of drugs in pre-clinical and early stage clinical development. According to PJB Publications, there were 4,087 compounds in pre-clinical testing in March 2004 compared to 3,030 in March 1998. Additionally, PJB Publications estimates that as of March 2004, 778 drugs were in Phase I clinical testing as compared to 521 in March 1998, and 1,257 drugs were in Phase II clinical testing in March 2004 as compared to 771 in March 1998. New research and development technologies combined with genomic and proteomic capabilities are also facilitating the testing of new compounds for multiple indications and in combination with existing treatments. According to the FDA, the number of active commercial INDs has increased from 3,594 in 1998 to 4,544 in 2003, representing an increase of over 26%. We believe that this increase in drug discovery and early clinical development will drive significant growth in late stage clinical development as product candidates advance from the earlier to later stages of the drug development process.

Escalating research and development expenditures by pharmaceutical companies
      Increases in global research and development expenditures by the major pharmaceutical companies have broadly tracked the increase in pharmaceutical revenues over the past 10 years. According to Kalorama, the outsourcing of clinical trials for pharmaceutical and biotechnology products is growing at a faster rate than the growth in global research and development expenditures, and is expected to increase from approximately 26% of total research and development expenditures in 2003 to approximately 36% in 2008. We believe key drivers of this increasing penetration of outsourcing of clinical development services include the fixed cost nature of clinical trial capacity and the increasing need for the specialized expertise that the clinical research organization industry offers.

Changes in the regulatory environment
      We believe that the FDA is becoming more demanding with respect to the data required to support new drug approvals and is seeking more evidence regarding the safety and efficacy of new drugs. The changing population demographics associated with a larger aging group is further exacerbating this trend due to safety concerns regarding the interaction of multiple medications. As a result, the complexity of clinical trials and the number of participants required for clinical trials are increasing, which we believe is resulting in an increase in the demand for the services provided by drug development services companies, with a particular increase in Phase I and Phase IV safety trials. Additionally, draft guidance circulated by the FDA beginning in 2002 recommends QT/ QTc interval prolongation cardiac safety studies of drugs early in clinical development. Such QT/ QTc studies are typically large studies requiring significant numbers of participants, and are thus greatly facilitated by the utilization of large clinical trial facilities. It is uncertain what, if any, impact the recent safety issues surrounding Vioxx and Celebrex may have.
      In addition, historically there have been differences in regulatory requirements between certain European countries, particularly the United Kingdom and Germany, and North American countries. This has driven significant Phase I clinical trials business to Europe that would likely otherwise have been conducted in the United States or Canada. Until recently, Phase I human testing in these European countries typically commenced immediately after initial regulatory submission, whereas in the United States and Canada a 30-day waiting period was required after submission of an IND to allow for regulatory review and comment. In May 2002, the European Union initiated the Euro Clinical Trial directive, which has effectively resulted in a harmonization of the time period between IND filing and starting human testing between Europe and North America. We believe this has resulted in a more competitive North American market for Phase I studies and a resulting shift of certain studies from Europe to North America.

Growth of the biotechnology industry
      The biotechnology industry and the number of drugs it produces have grown substantially over the past decade. Biotechnology companies generate significant numbers of new drug candidates that require clinical development and regulatory approval. According to the Biotechnology Industry Organization, an industry trade group, there were 37 approvals of new biotechnology drugs, vaccines or new indications in 2003 compared with seven in 1993. The biotechnology industry is expected to increase its expenditures on drug development in the coming years. Biotechnology companies often do not have the staff, operating procedures, infrastructure, experience or expertise in-house to conduct their own clinical trials. In addition, while biotechnology companies have historically sought to defray the cost of clinical development by licensing their products to pharmaceutical companies, we believe they are now increasingly seeking to license out their technology at a later stage of clinical development.

Growth of the generic drug industry
      A significant number of branded pharmaceuticals are expected to lose patent protection over the next five years, which is expected to increase demand for bioanalytical laboratory services by generic pharmaceutical companies. Bioanalytical laboratory services are necessary to determine that a generic drug is equivalent to the branded drug. We believe that drug development services companies that are selected to provide bioanalytical laboratory services relating to a generic drug are usually also selected to handle the Phase I clinical trials work, if any, related to the generic drug approval process. Furthermore, an increasingly favorable regulatory environment pertaining to generic drug development and marketing has resulted in dramatic growth in the generic drug industry, and more government and private organizations are requiring generic drug use due to lower costs than branded pharmaceuticals. Most recently in the United States, the FDA increased its funding for generic drug activities in fiscal year 2004 in order to increase its staff and reduce the time required to process generic drug applications.

Increasingly global scope of clinical trials
      We believe that an increasing number of pharmaceutical and biotechnology companies are pursuing drug approvals in multiple countries simultaneously, rather than sequentially as in the past, to maximize speed to market and to achieve higher potential returns on their research and development expenditures. The globalization of clinical trials provides access to larger patient populations, supports global registration and marketing efforts and lowers costs while still producing high quality data accepted by the FDA and other regulatory agencies. We believe that the increasing complexity in clinical research, regulatory oversight, and the level of specialization has translated into increased demand by pharmaceutical and biotechnology companies for clinical research organizations to conduct their complex trials on a global basis, including parts of the world outside the United States and Western Europe.
      According to Accenture, a global management consulting company, drug development research in Central and Western Europe, Latin America and Asia will increase from 10% of global drug development research in 1998 to nearly 25% in 2008.

Difficulties in recruiting trial participants, especially special populations
      One of the largest expenses and greatest sources of delays in developing new drugs is the process of recruiting appropriate clinical trial participants. According to CenterWatch, a publication focused on clinical trials, approximately 86% of all clinical trials are delayed by problems associated with recruiting participants and about 5% face delays of more than six months. An increase in the number of drugs being tested by pharmaceutical and biotechnology companies and an increase in regulatory testing requirements have exacerbated this trend. Drug development services companies that can more effectively and efficiently handle the clinical trial participant recruitment process are thus likely to be significant beneficiaries of this trend.
      We believe that branded pharmaceutical, biotechnology, generic drug and medical device companies increasingly are selecting drug development services partners based on their experience in recruiting for and conducting clinical trials within particular therapeutic areas and with special populations of trial participants. Recruiting difficulties often extend the time necessary to conduct a study and may cause clinical trials to be conducted in multiple smaller groups of participants at multiple locations, which can increase costs. We believe that we now have strong development expertise in virtually every therapeutic area, with specific focus on major therapeutic areas such as oncology, neurosciences, cardiovascular and infectious diseases.

Our Competitive Strengths
      We believe that we offer clients the following valuable strengths that help us capitalize on the trends affecting the drug development services industry and its clients:

Our ability to provide a comprehensive range of clinical development and complementary services
      We are a leading provider of both early and late stage clinical development services. In early clinical development services, we specialize primarily in Phase I and early Phase II clinical trials and bioanalytical laboratory services, including early clinical pharmacology. We provide bioanalytical studies for major pharmaceutical and biotechnology companies as well as generic drug companies. Through PharmaNet, we provide global late stage clinical development services focused on Phase II through IV clinical trials. We also offer our clients a comprehensive package of complementary services, which may include data management and biostatistics, clinical laboratory services, medical and scientific affairs, regulatory affairs and submissions and clinical IT solutions. We offer our clients integrated drug development services in project design, study design, investigator recruitment, investigative site selection, qualified study participant recruitment, study monitoring, auditing and quality assurance. We provide Phase I through Phase IV clinical development services focused on oncology, central nervous system, cardiovascular, respiratory, renal/urinary, gastro-intestinal, infectious disease, dermatology, endocrinology, musculoskeletal, ophthalmology, and women’s health.

Our ability to recruit
      We have the ability to recruit clinical trial participants from special populations and to conduct large clinical trials, which we believe creates value for our clients by saving time and costs and by more quickly generating data for the drug approval process. We currently have 32 offices or facilities and provide services through 24 countries on five continents, a global platform which we believe enables optimal site selection and timely patient recruitment. We also believe that our global presence positions us well to capitalize on the increasing demand from our clients to recruit patients in order to conduct complex worldwide clinical trials, which are becoming increasingly important for pharmaceutical and biotechnology companies. Our largest individual clinical trials facility is located in Miami, Florida, at the center of an area with a diverse population of more than five million residents, which we believe facilitates our recruiting efforts in early stage drug development.
      For early stage clinical trials, we have implemented and grown a proprietary database of potential participants who have expressed a desire to participate in our trials. A majority of our clinical trial participants for our primary Miami site are recruited from our database. We believe that our database gives us an advantage over our competitors in that it enables us to reduce the costs and delays associated with advertising and other recruitment methods typically used in our industry.
      In Canada, the corridor linking Quebec City-Trois Rivieres-Montreal has close to five million inhabitants, representing what we believe is an excellent source of subjects for studies. In its 10 years of operation, Anapharm, our largest Canadian subsidiary, has developed a proprietary database of potential subjects similar to that of our Miami operation, including young male and female volunteers, post-menopausal women, elderly subjects, and special populations.
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
      Through PharmaNet, we provide Phase II through Phase IV clinical development and related services at a network of 19 offices, with professionals in 24 countries on five continents (North America, Europe, South America, Asia and Australia). We believe that this global platform enables timely patient recruitment and gives us access to patient populations that are difficult to find in the United States, including treatment-naïve patients. The physicians with whom we have relationships for the purpose of recruiting patients for our clinical trials have access to patients worldwide, providing us with significant capabilities in recruiting special patient populations.

The scope of our clinical trials facilities
      We believe our principal Miami, Florida Phase I and early Phase II facility is the largest clinical trials site in North America. The facility contains 600 beds and presently is being expanded by approximately 150 beds. The facility currently contains five clinical units, which we can segment further in order to conduct numerous trials concurrently. We have designed our facility to enable us to conduct a number of clinical trials efficiently at the same time while maintaining appropriate controls. We believe that the size and design of our facility combined with our ability to recruit gives us an important competitive advantage in that we can attract business from clients who prefer to outsource clinical trials involving a large number of participants to a single company at one location. In addition, we believe the size of our facilities should enable us to take advantage of our clients’ increasing desire to enter into strategic relationships involving reserved capacity to fulfill their Phase I testing needs.
      We believe that the high fixed cost, low variable cost nature of the Phase I and early Phase II business gives us a significant opportunity to take advantage of our principal Phase I and early Phase II operation in Miami. Our Miami operation’s fixed costs include our facility, our dedicated staff of on-site physician investigators and clinical personnel, our administrative staff and our senior management team. As utilization of our Miami facility increases, we believe we can support higher volumes of business without the need to hire a considerable number of additional personnel or incur significant expenses beyond our current levels.
      In 2003, we opened a new 120-bed clinical trial facility at Ft. Myers, Florida. This facility, with four configurable units that can be joined or operated separately, enhances our capability to serve additional specialty sectors, such as the branded generic drug development market. We plan to open an approximately 120-bed facility in Tampa, Florida during 2005.
      Our Quebec City, Canada location has 130 beds with four independent units and our Montreal, Canada site has four independent units totaling 150 beds. The independent units give us the flexibility to conduct different studies at the same time and enhance our capability to serve additional specialty sectors, such as the generic drug development market.
      We also have quality assurance units in the United States, Europe and Canada that operate independently to help ensure the overall quality of the work performed.

Our experience
      We have been providing branded pharmaceutical, biotechnology, generic drug and medical device companies with drug development services for over 20 years. Our executive officers have extensive experience in the clinical trials industry and have been involved in extremely large and complex studies across a broad range of areas. Our late stage clinical development group has several former senior-level FDA officials offering years of first-hand agency perspective to both pre- and post-market development processes for drugs, biologics and devices. Furthermore, our safety and pharmacovigilance group has a team of safety professionals with extensive experience in drug safety, pharmacovigilance and pharmacoepidemiology and an understanding of the changing global regulatory environment. We also have significant experience in providing drug development services in therapeutic areas, such as oncology, central nervous system, cardiovascular, respiratory, renal/urinary, gastro-intestinal, infectious disease, dermatology, endocrinology, musculoskeletal, ophthalmology, and women’s health.
Our Strategy
      We believe that increasing demand for outsourced drug development services will provide us with opportunities to continue to grow our business. Our strategy is to build upon our clinical development expertise and to further our reputation as a provider of a broad range of high-quality drug development services to our clients in the branded pharmaceutical, biotechnology, generic drug and medical device industries. We intend to capitalize on the opportunities in our industry and achieve our strategy primarily by:

Leveraging complementary SFBC and PharmaNet services and client relationships
      We believe that significant opportunities exist to cross-sell between our historical client base and that of our recently acquired subsidiary, PharmaNet, due to limited client overlap. Our clients are branded pharmaceutical, biotechnology and generic drug companies that outsource a portion of their drug development activities in order to focus their efforts in sales, marketing and other drug discovery activities. We often generate business from multiple, and often independent, groups within our client companies. In addition to pursuing new client relationships, our sales and marketing teams focus on gaining new business and developing new relationships with new groups at existing clients.

Leveraging our global platform to provide a complete range of drug development services worldwide
      Through our acquisition of PharmaNet, we expanded our presence in Europe and established a geographic presence in South America, Asia and Australia. We believe that the resulting global platform, including infrastructure, client and regulatory relationships, and local drug development expertise, will greatly facilitate further expansion of our early clinical development and bioanalytical operations into Europe. While we currently operate in 24 countries on five continents, the increasingly global drug development needs of our clients makes it beneficial to continue to expand our presence in these locations and to move into new countries and new locations in order to remain competitive in the future.

Expanding our bioanalytical laboratory business
      To leverage the market opportunity for bioanalytical laboratory services, we have acquired or established five bioanalytical laboratories since August 2001, which have allowed us to generate additional revenue and profits by cross-selling these services to our clients.
      Our bioanalytical laboratory business serves a broad spectrum of our clients’ needs. We develop bioanalytical methods and provide bioanalytical studies for major pharmaceutical companies as well as biotechnology and generic drug companies. We believe that by providing bioanalytical laboratory services, we can help our clients reduce administrative costs, coordination efforts, and clinical trial completion times and also improve the level of control that our clients can exercise over the entire clinical trials process.
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

Augmenting our current range of services through strategic acquisitions
      We have grown significantly by acquiring related businesses. We believe our 11 acquisitions since March 2000 have broadened our range of services, strengthened our management team and expanded our client base. The net proceeds from our August 2004 convertible senior notes offering and our December 2004 senior secured credit facility enabled us to consummate our largest acquisition to date, PharmaNet, through which we substantially expanded our late stage clinical development service capabilities. Our industry is highly fragmented and includes a large number of small competitors that have expertise in different business areas. As part of our growth strategy, we continue to monitor acquisition opportunities and intend to make acquisitions which enhance our array of services or otherwise strengthen our ability to provide exceptional services to our clients. We try to target businesses that, in addition to fitting well with our current business, would be accretive to our earnings and that have experienced management willing to stay with the business after the acquisition. We generally seek to negotiate acquisition consideration structures that will help us to retain and motivate an acquired business’ existing management.

Increasing utilization of our central laboratory services capability
      We intend to leverage our central laboratory capability to compete for central laboratory business related to late stage clinical trials conducted by our PharmaNet subsidiary. We believe that our central laboratory capabilities are substantially underutilized. Prior to our acquisition of PharmaNet, PharmaNet and its clients utilized the services of third parties’ central laboratories. We believe that we have the capabilities to pursue this business in the future.
Our Services
      We believe our drug development services assist our clients in managing their research and development programs efficiently and cost effectively through the drug development process. We offer our clients a broad range of drug development services, including the following:

Early stage clinical development services
      We provide early-stage drug development services specializing in Phase I and early Phase II trials. Our services include developing study design, recruiting and screening study participants, conducting Phase I and early Phase II clinical trials, and collecting and reporting to our clients the clinical data collected during the course of our clinical trials. We conduct Phase I and early Phase II clinical trials at our facilities located in Miami and Ft. Myers, Florida and Quebec City and Montreal, Canada.
      We may assist our clients in preparing the study protocol, designing case report forms and conducting any necessary clinical trial audit functions. Additionally, we collect data throughout a clinical trial and enter it onto case report forms according to GCP guidelines in order to meet our clients’ needs and the FDA or other regulatory requirements identified in the study protocol. Our data management services also provide our clients with statistical analysis, medical report writing and assistance with regulatory submissions.

Laboratory services
      We provide bioanalytical laboratory services primarily in support of Phase I and early Phase II clinical trials at our facilities located in Quebec City and Toronto, Canada; Princeton, New Jersey; Philadelphia, Pennsylvania; and Barcelona, Spain. Our bioanalytical laboratories have or develop the scientific methods, or assays, necessary to analyze clinical trial samples. We believe our expertise in developing bioanalytical assays is a significant competitive advantage in winning bioanalytic business from branded pharmaceutical companies. Our bioanalytical laboratories provide bioanalytical support for preclinical studies, drug discoveries, Phase I and early Phase II studies, bioequivalence studies, bioavailability studies and drug metabolism studies. During the clinical trial process, we conduct laboratory analysis on various biological specimens to determine the quantity of a drug present in each specimen. We format and present the data resulting from this process to our clients for their use and interpretation.
      Through our Miami clinical laboratory, we have the capability to provide central laboratory services both in connection with drug development services provided by us and by third parties who are independently pursuing studies. These services provide consistency of analysis in connection with multiple site studies. We believe we can leverage our late stage clinical trials business to increase utilization of our central laboratory services capability.

Late-stage clinical development services
      Through PharmaNet, we provide late stage clinical development services for studies ranging from Phase II through Phase IV trials, including clinical operations, data management and biostatistics, regulatory, medical and scientific affairs, and consulting. We provide a full array of services in support of these trials, including strategic planning, protocol/ CRF design, project management, site selection, monitoring and management, software systems development and support, quality control/assurance, global safety and pharmacovigilance, and Phase IV development services. Our late-stage clinical development services cover all therapeutic areas including oncology, central nervous system, cardiovascular, respiratory, renal/urinary, gastro-intestinal, infectious disease, dermatology, endocrinology, musculoskeletal, ophthalmology and women’s health.

Data management and biostatistics
      We operate seven data management centers, consisting of five centers in North America, one in Europe and one in India. Of these, three of the North American centers, the European center and the Indian center, feed into a central integrated repository in the United States. We offer a globally integrated database management system that can operate multiple software applications from a variety of vendors, thereby providing flexibility for our clients in conducting large-scale clinical trials in multiple international markets. We also offer biostatistical and programming services, employing state-of-the-art software technologies and innovative strategies to accelerate data processing and production of computer output.
Clients and Marketing
      Our clients include most of the largest branded pharmaceutical, biotechnology, generic drug and medical device companies in the world. We believe we have developed a strong reputation for client service and have cultivated relationships with key decision makers within our clients’ organizations. We focus on meeting our clients’ expectations and we believe that this has been a leading factor in generating repeat business from our clients. Our branded pharmaceutical, biotechnology, generic drug and medical device company clients often represent multiple sources of business for us since there are often a number of therapeutic specialty or other groups that contract separately for services within one client company. For the year ended December 31, 2004, pro forma for our acquisition of PharmaNet, assuming the acquisition had been consummated on January 1, 2004, approximately 59.8% of our revenue, not including reimbursed out-of-pockets from clients, was attributed to our operations based in the United States, approximately 26.9% from operations in Canada, approximately 12.3% from operations in Europe, and approximately 1% from operations in the rest of the world. We also perform clinical trials services for some of our competitors. This typically occurs when a competitor has difficulty in recruiting special populations. The mix of our clients and revenue generated from individual clients varies from period to period. In 2002, 2003, and 2004, no client accounted for 10% or more of our revenue. For the years ended December 31, 2003 and 2004, no client represented more than 8.8% and 6.4% of our pro forma revenue, respectively, not including reimbursed out-of-pockets. At December 31, 2004, one client represented approximately 10% of our accounts receivable.
      We employ an experienced team of sales and marketing professionals who market our services to branded pharmaceutical, biotechnology, generic drug and medical device companies, primarily to North American, European and Japanese companies. Additionally, some members of our senior management play a very active role in managing our relationships with existing clients and in helping to generate business from new clients.
Our Competitors
      The drug development services industry is highly fragmented and is comprised of a number of large, full-service drug development services companies as well as many small companies and limited service providers. On a pro forma basis giving effect to our acquisition of PharmaNet, we believe we are now one of the ten largest drug development services companies ranked by contract research revenues for 2004. Our major competitors in this industry include the research departments of pharmaceutical and biotechnology companies, drug development services companies, including Quintiles Transnational Corp., Covance Inc., Pharmaceutical Product Development, Inc., MDS Pharma Services, a division of MDS Inc., PRA International, PAREXEL International Corporation and ICON plc, and the research departments of universities and teaching hospitals. We also compete with numerous large and small drug development companies and consulting firms.
      Generally, drug development services companies principally compete on the basis of following factors:

•	the ability to recruit doctors and special population participants for clinical trials;

•	medical and scientific expertise in specific therapeutic areas;

•	the ability to organize and manage large-scale trials;

•	the quality of their services;

•	the range of services they provide;

•	financial stability; and

•	the cost of services they provide.
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
      We compete in the Phase I through Phase IV portion of the business on the basis of our reputation for high quality, our attention to client service and our broad range of therapeutic expertise. We compete in the Phase I and early Phase II portion of the business on the basis of our ability to recruit special populations and conduct large trials at one location. We believe our global presence and integrated worldwide data management systems make us competitive in the Phase II through Phase IV portion of the business.
      Our bioanalytical laboratories compete primarily through the development of, or capacity to develop, validated methodologies, also known as assays. We believe the capacity to develop these methodologies and in some cases their pre-demand availability represent the best tools to sell these services to pharmaceutical companies, especially generic drug companies conducting bioequivalence studies. In order to better attract generic business, these methodologies are often developed in a proactive way even before our generic clients need it. Our major competitors in this area include MDS Pharma Services and Pharmaceutical Product Development, Inc.
Indemnification and Insurance
      In conjunction with our product development services, we employ or contract with physicians to serve as investigators in conducting clinical trials to test new drugs on human volunteers. Such testing creates the risk of liability for personal injury to or death of volunteers, particularly to volunteers with life-threatening illnesses, resulting from adverse reactions to the drugs administered. It is possible that we could be held liable for claims and expenses arising from any professional malpractice of the investigators with whom we contract or employ, or in the event of personal injury to or death of persons participating in clinical trials. In addition, as a result of our operation of clinical trial facilities, we could be liable for the general risks associated with clinical trials including, but not limited to, adverse events resulting from the administration of drugs to clinical trial participants or the professional malpractice of medical care providers. We also could be held liable for errors or omissions in connection with the services we perform through each of our service groups. For example, we could be held liable for errors or omissions or breach of contract if one of our laboratories inaccurately reports or fails to report laboratory results. Further, PharmaNet has in the past acted and intends in the future to act as a “sponsor” on behalf of certain public company clients in connection with certain clinical trials in Australia. Under Australian law, the “sponsor” of a clinical trial must maintain an office in Australia and PharmaNet meets this requirement. PharmaNet’s agreement to act in this capacity exposes it to additional liability as a “sponsor” in the event of any adverse incidents.
      We have sought to reduce our risks by one or more of the following:

•	indemnification provisions and provisions seeking to limit or exclude liability contained in our contracts with clients and investigators;

•	insurance maintained by clients and investigators and by us; and

•	complying with various regulatory requirements, including the use of institutional review boards and the procurement of each participant’s informed consent to participate in the study.

      The contractual indemnifications we have generally do not fully protect us against certain of our own actions, such as negligence. Contractual arrangements are subject to negotiation with clients, and the terms and scope of any indemnification, limitation of liability or exclusion of liability may vary from client to client and from trial to trial. Additionally, financial performance of these indemnities is not secured. Therefore, we bear the risk that any indemnifying party against which we have claims may not have the financial ability to fulfill its indemnification obligations to us. Additionally, while we maintain professional liability insurance that covers the locations in which we currently do business and that covers drug safety issues as well as data processing and other errors and omissions, it is possible that we could become subject to claims not covered by insurance or that exceed our coverage limits. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim that is outside the scope of or in excess of a contractual indemnification provision, beyond the level of insurance coverage or not covered by insurance, or in the event that an indemnifying party does not fulfill its indemnification obligations.
Government Regulation
      All phases of a clinical trial are governed by the FDA and state regulations as well as other regulatory agencies including the TPD in Canada and the European Medicine Evaluation Agency. We also follow the International Conference of Harmonization, or ICH, guidelines which affect global drug development. Our clients are responsible for selecting qualified drug development services companies, providing those companies with study protocols, monitoring the clinical trials, reporting any changes or modification of the clinical trials to the FDA or other regulatory agency, and reporting any serious and unexpected adverse reactions to the drug to the appropriate regulatory agency. In the course of providing our drug development services, we must comply with a variety of related regulatory requirements.
      Our services are subject to various regulatory requirements designed to ensure the quality and integrity of the clinical trials process and, in some cases, GMP regulations. The industry standard for conducting clinical research and development studies is contained in regulations established for good clinical practice. The FDA requires that the results submitted to it be based on studies conducted according to its GLP standards for laboratories and GCP standards for clinical facilities. The standards address a number of issues, including:

•	selecting qualified investigators and sites;

•	obtaining specific written commitments from investigators;

•	verifying that informed consents are obtained from participants;

•	monitoring the validity and accuracy of data;

•	verifying that we account for the drugs provided to us by our clients; and

•	instructing investigators to maintain records and reports.
      Similar guidelines exist in various states and in other countries. We may be subject to regulatory action if we fail to comply with these rules. Failure to comply with these regulations can also result in the termination of ongoing research and disqualification of data collected during the clinical trials.
      Additionally, because we frequently deal with biohazardous specimens and medical waste material, we are subject to licensing and regulation in the United States under federal, state and local laws relating to hazard communication and employee right-to-know regulations and the handling and disposal of medical specimens and hazardous waste and materials. Our laboratory facilities are subject to applicable laws and regulations relating to the storage and disposal of laboratory specimens. Transportation and public health regulations apply to the surface and air transportation of laboratory specimens. Our laboratories also are subject to International Air Transport Association regulations, which govern international shipments of laboratory specimens. Furthermore, when the materials are sent to another country, the transportation of such materials becomes subject to the laws, rules and regulations of such other country. Laboratories outside the United States are subject to applicable national laws governing matters such as licensing, the handling and disposal of medical specimens, hazardous waste and radioactive materials, as well as the health and safety of laboratory employees. We contract with independent licensed companies to handle our waste disposal. Our laboratories in the U.S. are also subject to the federal Clinical Laboratory Improvement Amendments, or CLIA (which is administered by the Centers for Disease Control), as well as similar state requirements. CLIA requires certification of laboratories involved with patient samples and includes requirements concerning laboratory facilities, personnel and quality systems.
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
      The United States Department of Health and Human Services has promulgated rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, that govern the use, handling and disclosure of personally identifiable medical information. These regulations also establish procedures for the exercise of an individual’s rights and the methods permissible for de-identification of health information. We are also subject to privacy legislation in Canada under the federal Personal Information and Electronic Documents Act, an Act Respecting the Protection of Personal Information in the Private Sector and the Personal Health Information Protection Act (Ontario).
      The use of controlled substances in our trials and our accounting for drug samples that contain controlled substances are subject to strict regulation in the United States under federal and state laws. We are required to have a license from the United States Drug Enforcement Administration. We also are required to comply with similar laws in Quebec and Canada. We also use special care and security procedures to safeguard and account for all controlled substances.
      Clinical trials conducted outside of the United States are subject to the laws and regulations of the country where the trials are conducted. These laws and regulations may or may not be similar to the laws and regulations administered by the FDA, and other laws and regulations regarding issues such as the protection of patient safety and privacy, and the control of study pharmaceuticals, medical devices, or other study materials. Studies conducted outside the United States may also be subject to regulation by the FDA, if the studies are conducted pursuant to an IND application or an investigational device exemption. It is the responsibility of the study sponsor and/or the parties conducting the studies to ensure that all applicable legal and regulatory requirements are fulfilled.
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
Backlog
      Prior to our acquisition of PharmaNet, we derived most of our revenue from short-term Phase I and Phase II clinical trials and related laboratory services. For this reason, we have not historically measured backlog except at December 31 of each year. Because most of our Phase I and early stage Phase II clinical trials and related services are completed within 60 days from the time our clients award us the contract, we did not consider backlog to be a reliable indicator of our future business. As a result of our recent acquisition of PharmaNet, we expect that late stage clinical trial services will constitute a much larger percentage of our revenue going forward. This work is typically of longer duration than early stage clinical trial services. Consequently, in the future, we expect backlog to play a more significant role in our business. We intend to begin reporting backlog on a quarterly basis.
      At December 31, 2004, backlog was approximately $311.5 million, representing a 31.2% increase over the combined backlog for SFBC and PharmaNet of approximately $237.4 million at December 31, 2003. Backlog consists of anticipated net revenue from letters of intent and contracts that either have not started but are anticipated to begin in the near future or are in process and have not been completed.
      We cannot provide any assurances that we will be able to realize all or most of the net revenue included in backlog or estimate the portion expected to be completed in the current year. Although backlog can provide meaningful information to our management with respect to our business, it is not necessarily a meaningful indicator of future results. In fact, cancellations of Phase III contracts are common.
Seasonality
      Historically, our revenue was higher in the second half of the year. With the growth of our business including the continued increase in SFBC Anapharm’s business and our acquisitions of related businesses, we did not experience seasonality in 2004. PharmaNet has historically experienced seasonality with higher revenue in the first and second quarters.
Employees
      At January 31, 2005, we had approximately 1,900 full-time and 200 part-time employees world wide. Approximately 100 of SFBC Anapharm’s 700 employees are members of a union and are currently engaged in collective bargaining activities.
Available information
      We make available, free of charge, through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form  8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet address is www.sfbci.com. Our Internet website and the information in or connected to our website are not incorporated into this Report.

Item 2.	Property.
      We own our facility in Miami, Florida which includes the building that houses our headquarters, as well as our facility in Toronto, Canada. We lease the remainder of our facilities under long-term written leases that generally provide for base monthly rents with annual escalation clauses based upon cost of living increases. These increases are calculated using various methods on a lease by lease basis. All of our facilities are in good condition and enable us to serve our clients efficiently. The following table lists our material properties:

	Approximate
	Square			Approximate Base
Location	Footage	Type of Holding	Lease Expiration	Monthly Rent

Miami, FL	160,000	Owned(1)	N/A	N/A
Princeton, NJ	121,990	Leased	June 2011	$177,902
Princeton, NJ	35,000	Leased	December 2015	$76,000
Charlotte, NC	17,604	Leased	June 2010	$22,005
Kennett Square, PA	8,000	Leased	August 2006	$15,700
Philadelphia, PA	8,000	Leased	month-to-month	$4,167
Ft. Myers, FL	25,818	Leased	April 2007	$28,402
Blue Bell, PA	44,708	Leased	July 2014	$75,328
Washington, DC	8,323	Leased	November 2011	$29,824
Research Triangle Park (Cary), NC	19,255	Leased	November 2008	$36,103
Chicago (Deerfield), IL	6,788	Leased	February 2006	$10,129
San Diego, CA	6,884	Leased	May 2005	$17,210

	Approximate
	Square			Approximate Base
Location	Footage	Type of Holding	Lease Expiration	Monthly Rent

Quebec City, Canada	77,156	Leased	May 2006 to August 2006	CDN $100,000
Montreal, Canada	54,000	Leased	March 2008 to March 2011	CDN $98,000
Toronto, Canada	20,000	Owned	N/A	N/A
London, Ontario, Canada	7,500	Leased	June 2006	CDN $14,000
Buenos Aires, Argentina	4,736	Leased	October 2005	11,376ARS
High Wycombe, U.K	45,000	Leased	August 2012	43,452GBP
Paris, France	7,760	Leased	July 2011	33,819EUR
Frankfurt, Germany	7,792	Leased	May 2005	12,219EUR
Munich, Germany	1,245	Leased	December 2006	1,792EUR
Stockholm, Sweden	2,476	Leased	April 2005	22,584SEK
Amersfoort, Netherlands	12,959	Leased	August 2007	15,473EUR
Zurich (Zumikon), Switzerland	6,468	Leased	February 2006	10,298CHF
Warsaw, Poland	2,938	Leased	November 2007	39,788PLN
Madrid, Spain	5,242	Leased	September 2006	13,886EUR
Moscow, Russia	4,466	Leased	September 2007	29,382USD
Bangalore, India	5,768	Leased	November 2007	274,615INR
Sydney, Australia	11,840	Leased	November 2008	21,473AUD

(1)	A portion of the underlying land is subject to a land lease expiring in 2045 with a base monthly rent of approximately $1,250. In February 2005, we purchased the adjoining land for approximately $950,000 including closing costs.
Item 3.     Legal Proceedings.
      On April 12, 2004, MCC Analitica, S.A., or MCC, filed a private criminal complaint in Barcelona, Spain, alleging that defendant Dr. Maria Cruz Caturla Perales, a former employee of MCC, who is now an employee and 51% owner of SFBC Anapharm Europe, S.L., misappropriated confidential materials and utilized those materials at SFBC Anapharm Europe. We, through SFBC Europe B.V., own a 49% interest in SFBC Anapharm Europe. Also named in the private proceedings were Drs. Gregory Holmes and Marc LeBel as legal representatives of SFBC Anapharm Europe. There are no allegations that Dr. Holmes or Dr. LeBel participated in the alleged actions or knew of them. Spanish law provides that private individuals may file a criminal complaint and an examining judge then conducts an investigation to determine whether further proceedings are warranted. We were not named as a party to the proceedings. Spanish counsel has advised us that, in such counsel’s opinion, it is unlikely that either we or our subsidiary, SFBC Europe B.V., will have liability including possible civil liability. However, there can be no assurances that either we or our subsidiary will not have any liability. In addition, while we believe that this matter will not have a material adverse effect on the business of our joint venture or our investment therein, there can be no assurances as to that effect.
      We have been advised that the Market Regulation Department of the National Association of Securities Dealers, or NASD, and the NASD Amex Regulation Division are each conducting a review of certain trading activity in our stock and options prior to our November 3, 2004 announcement of our proposed acquisition of PharmaNet. We are cooperating with the NASD in these reviews. Depending upon the outcome of these reviews, the matter could be referred to the SEC for further action. We do not believe that any of our management or employees who had knowledge of the transaction engaged in any trading of our stock during the period.

      From time to time we are involved in legal claims and actions and regulatory matters and other notices and demand proceedings, arising in the ordinary course of our business. While it is not possible to predict or determine the outcome of any such matters, in the opinion of our management, based on a review with legal counsel, any losses resulting would not have a material adverse impact on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote for our security holders during the fourth quarter of the year ended December 31, 2004.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
      The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for our common stock as adjusted to give effect to the three-for-two stock split that we paid in the form of a 50% stock dividend on May 19, 2004. Our stock trades on the Nasdaq National Market under the symbol “SFCC.”

	High	Low

Fiscal year ended December 31, 2003
First Quarter	$12.37	$8.53
Second Quarter	12.87	8.87
Third Quarter	25.07	11.52
Fourth Quarter	23.46	14.59
Fiscal year ending December 31, 2004
First Quarter	$21.33	$17.33
Second Quarter	31.50	18.39
Third Quarter	35.22	25.10
Fourth Quarter	41.00	25.62
Holders
      As of March 4, 2005 there were approximately 81 registered holders of record of our common stock. We believe that there are approximately 8,300 beneficial owners of our common stock.
Dividend Policy
      Since we became a public company, we have not paid cash dividends on our common stock. Currently, we intend to retain future earnings in order to finance the growth and development of our business. Our credit facility contains certain covenants that restrict, or may have the effect of restricting, our payment of dividends.

Recent Sales of Unregistered Securities
      During the year ended December 31, 2004, we issued shares of our common stock, granted stock options to purchase shares of our common stock and issued convertible senior notes, which were not covered by an effective registration statement but were exempt under Section 4(2) of the Securities Act of 1933. Issuances which were disclosed in previous reports on Form 10-Q or Form 8-K have not been included in the following table. Each person listed below paid an agreed upon price of $34.33 per share. These issuances were required by the terms of the Employment Agreements we entered into with key PharmaNet executives with the number of shares based on the after tax proceeds received by each in connection with the PharmaNet acquisition. We also granted stock options to the listed persons, exercisable over a five-year period, in connection with the PharmaNet acquisition as provided below. The $40.39 options were issued in conjunction with the purchases of our common stock. The $44.43 options were issued as inducements to execute the Employment Agreements. The options in the last column on the right were issued to holders of PharmaNet options who exchanged their options for our options in lieu of receiving cash in the merger.

						Stock Options
			Stock Options	Stock Options		(Variable
		Number of	($40.39	($44.43		Exercise Prices
		Shares	Exercise Price	Exercise Price		per
Date	Name	Purchased	per Share)	per Share)		Share)(1)(2)

December 22, 2004	Pablo Fernandez	3,632	5,448	30,000		—
December 22, 2004	Steven A. George	4,993	7,489	30,000		3,208
December 22, 2004	Dalvir S. Gill	4,826	7,239	30,000		—
December 22, 2004	John P. Hamill	597	895	30,000		—
December 22, 2004	Gregory M. Hockel	5,172	7,758	30,000		—
December 22, 2004	Ian B. Holmes	2,864	2,864	30,000		—
December 22, 2004	Jack Green	71,146	106,719	—		—
December 22, 2004	James P. Burns, Jr.	45,002	45,002	—		—
December 22, 2004	Mary F. Johnson	37,050	55,575	—		3,379
December 22, 2004	Michael E. Laird	—	—	30,000		6,758
December 22, 2004	Sean P. Larkin	2,864	2,864	30,000		—
December 22, 2004	Jeffrey P. McMullen	69,200	103,800	135,000	(2)	—
December 22, 2004	Thomas J. Newman	9,537	14,305	30,000		—
December 22, 2004	Robert Reekie	337	505	30,000		1,013
December 22, 2004	Robin C. Sheldrick	1,751	2,626	30,000		—

(1)	The exercise prices are $23.67 per share except for 3,040 options granted to Mr. George, 1,520 of which are exercisable at $5.27 per share and 1,520 of which are exercisable at $7.90 per share.

(2)	Fully vested.

Item 6.	Selected Financial Data.
      The following table sets forth selected consolidated financial data that is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere in this Report. The financial data as of December 31, 2004, 2003, 2002 and 2001, and for each of the four years in the period ended December 31, 2004, have been derived from our audited consolidated financial statements for such periods as audited by Grant Thornton LLP. The financial data as of December 31, 2000, and for the period ended December 31, 2000, have been derived from the audited consolidated financial statements for such periods as audited by Kaufman, Rossin & Co. Effective as of the close of business on May 19, 2004, we effected a three-for-two stock split that we paid in the form of a 50% stock dividend. All historical earnings per share numbers have been retroactively adjusted to reflect this stock split.

	2000	2001	2002	2003	2004

	(In thousands, except per share data)
Consolidated statements of operations data:
Net revenue	$19,694	$31,471	$64,740	$103,853	$159,585
Direct costs	11,997	18,151	36,728	59,309	86,458
Selling, general and administrative expenses	4,252	7,556	17,867	29,965	45,598

Total costs and expenses	16,249	25,707	54,595	89,274	132,056
Earnings from operations	3,445	5,764	10,145	14,579	27,529
Other income (expense)
Interest income	123	359	447	272	1,346
Interest expense	(175)	(27)	(282)	(427)	(2,691)

Earnings before taxes	3,393	6,096	10,310	14,424	26,184
Income tax expense	1,342	2,276	2,442	2,842	6,199

Earnings before minority interest	$2,051	$3,820	$7,868	$11,582	$19,985

Minority interest in joint venture	—	—	—	—	326
Net earnings	$2,051	$3,820	$7,868	$11,582	$19,659

Earnings per share
Basic	$0.52	$0.63	$0.74	$0.99	$1.31
Diluted	$0.51	$0.54	$0.70	$0.92	$1.25

	As of December 31,

	2000	2001	2002	2003	2004

Consolidated balance sheet data:
Cash and cash equivalents	$6,788	$39,103	$6,361	$56,020	$24,909
Accounts receivable, net	7,059	10,454	21,754	32,858	98,067
Working capital	10,192	44,593	20,805	79,381	67,639
Total assets	15,769	60,484	85,959	173,051	558,187
Long term debt, including current portion	410	9	4,148	5,651	277,517
Stockholders’ equity	11,303	54,631	68,559	149,943	172,415

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
      The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those contained in the discussion on forward-looking statements and those contained in “Risk Factors” that follows this section. We disclaim any intention or obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.
Overview
      We have grown significantly through organic growth and acquisitions. In 2004, we made two material acquisitions, including our December 22nd acquisition of PharmaNet, which is a leading late-stage provider of drug development services. Beginning in 2005, the results of operations of PharmaNet will have a material effect on our consolidated results of operations. We financed the acquisition of PharmaNet through two significant debt financings that closed in 2004 and are described in more detail below. Accordingly, as discussed below under “Results of Operations,” our 2005 interest expense is expected to be significantly higher than in prior periods.
      The table below reflects the length of time each of our principal operating subsidiaries operated during each year for which we present audited financial statements in this Report.
      Number of months each principal operating subsidiary is included in operating results:

	2004	2003(1)	2002

SFBC Miami	12	12	12
SFBC Ft. Myers	12	12	12
SFBC Analytical	12	12	12
Anapharm	12	12	9.5
SFBC Charlotte(1)	12	12	12
SFBC New Drug Services(1)	12	12	4
Clinical Pharmacology(2)	12	5	0
SFBC New Drug Services Canada(3)	12	6	0
SFBC Taylor Technology	5	0	0
PharmaNet(4)	0	0	0

(1)	We merged SFBC Charlotte into SFBC New Drug Services in April 2003.

(2)	Included in SFBC Miami.

(3)	SFBC New Drug Services Canada was a 49% subsidiary of the Company from March 15, 2002 through June 2003 and its results were reported during that time using the equity method.

(4)	As a result of our acquisition of PharmaNet on December 22, 2004, PharmaNet’s net revenue and operating expenses (excluding amortization of intangibles) during the nine-day period had a net neutral effect on net earnings and were not included in our financial results for 2004.
      Highlights for 2004 include:

•	Our revenue increased to approximately $159.6 million from approximately $103.9 million;

•	Our earnings increased to approximately $19.7 million from approximately $11.6 million;

•	Our earnings per share increased to $1.25 from $0.92 per share;

•	We issued $143.75 million of convertible senior notes in August;

•	We entered into a $160 million secured credit facility in December consisting of a $120 million term loan, which was fully funded at December 31, and a $40 million revolving line of credit of which we had drawn $5 million at December 31;

•	We acquired PharmaNet, Inc. in December;

•	We acquired Taylor Technology, Inc. in July; and

•	We purchased the building which contains our executive offices, our principal Miami Phase I and II facility and our clinical laboratory in February.
      Our revenue consists primarily of fees earned for services performed under contracts with branded pharmaceutical, biotechnology and generic drug company clients. Typically, a portion of our contract fee is due upon signing of the contract, and the majority of the contract fee is generally paid in installments upon the achievement of certain agreed upon performance milestones. Because PharmaNet’s contracts are generally larger and longer in duration, it typically receives larger advance payments. Our contracts are generally terminable immediately or after a specified period following notice by the client. These contracts usually require payment to us of expenses to wind-down a study, fees earned to date, and in some cases a termination fee. Historically, since most of our contracts have been Phase I and early stage Phase II trials which are of short duration, we have not experienced any significant terminations of contracts in progress. PharmaNet, whose trials are primarily late stage Phase II, Phase III, and Phase IV, typically performs services under long-term fixed price contracts which are subject to a greater risk of delay or cancellation.
      In our long-term Phase III contracts we have historically reported net revenue, which amounts did not include any reimbursed out-of-pocket expenses consisting of travel and other expenses. As a result of our acquisition of PharmaNet, beginning in 2005 we will report revenue line items consisting of net revenue and reimbursed out-of-pockets, together with an expense line item for reimbursable out-of-pocket expenses which will consist of travel and other expenses for which we are reimbursed by our clients.
      Through 2004 we have recorded our recurring operating expenses in two primary categories, (1) direct costs, and (2) selling, general and administrative expenses. As described separately above, in 2005 we will record our recurring operating expenses in three primary categories by adding reimbursable out-of-pocket expenses. Direct costs consist primarily of participant fees and associated expenses, direct labor and employee benefits, facility costs, depreciation associated with facilities and equipment used in conducting trials, and other costs and materials directly related to contracts. Direct costs as a percentage of net revenue vary from period to period, due to the varying mix of contracts and services performed and to the percentage of revenue arising from our Canadian operations, which generally have higher direct costs. Selling, general and administrative costs consist primarily of administrative payroll and overhead, advertising and public relations expense, legal and accounting expense, travel, depreciation and amortization related to amortizable intangibles.
      The gross profit margins on our contracts vary depending upon the nature of the services we perform for our client. Gross profit margins for our Phase I and Phase II clinical trials and bioanalytical services generally tend to be higher than those for our Phase III trials management and other services that we perform. Within our Phase I and Phase II business, our gross profit margins are generally higher for trials which involve a larger number of participants, a longer period of study time and/or the performance of more tests. Gross profit margins for our services to branded drug clients generally tend to be higher than those for generic drug clients. In addition, our gross profit margins will vary based upon our mix of domestic and international business. Gross profit margins are calculated by dividing the gross margin by net revenue.
      Our effective tax rate was 23.7% in 2004, 19.7% in 2003 and 23.7% in 2002. Our tax rate increased in 2004 as our United States operations contributed a higher proportion of our net earnings and because Anapharm’s net income exceeded its ability to use available tax credits. Because PharmaNet, which conducts operations in 24 countries, has a higher effective tax rate, we believe that our tax rate will increase in 2005. Our future effective tax rate will be dependent on the amount of the tax credits we receive in connection with our Canadian operations and the relative contribution of our domestic and foreign operations to our consolidated pre-tax income.
Critical Accounting Estimates
      The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that we believe to be reasonable under the circumstances. These estimates and the Company’s actual results are subject to the “Risk Factors” contained at the end of this section.
      Management believes that the following may involve a higher degree of judgment or complexity:
      Revenue and Cost Recognition. Revenue from contracts is generally recognized on the percentage-of-completion method of accounting. Through 2004, due to the predominately early stage nature of our clinical trials, revenue has generally been earned under contracts of short-term duration. Our early stage contracts generally contain a budget on a per subject basis or sample tested basis. However, as the work progresses, our clients frequently modify the scope of our contracts which results in changes to the budget.
      Our later stage contracts, including many of PharmaNet’s contracts, generally average approximately 21 months in duration but they can extend up to seven years. With these long-term, fixed price contracts, revenue is recognized as services are performed on a percentage-of-completion basis. Generally, with Phase III long-term contracts, a portion of the contract fee is paid prior to the time the trial is initiated. We recognize revenue from these advances only when services are actually performed. Additional payments may also be made based upon the achievement of milestones over the contract duration.
      In the event a contract is terminated, most of our contracts typically require payment to us of expenses to wind down the study, fees earned to date and, in some cases, a termination fee or a payment to us of some portion of the fees or profits that could have been earned by us under the contract if it had not been terminated early. Termination fees are included in net revenue when realization is assured.
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
      Direct costs include all direct costs related to contract performance. Selling, general and administrative costs are charged to expense as they are incurred. Changes in job performance and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Due to the inherent uncertainties in estimating costs, it is possible that the estimates used will change in the near term and that the change could be material. The uncertainties which can affect our estimates include changes in scope of contracts and unforeseen costs which cannot be billed to the client such as increased costs associated with recruiting special populations for studies. In the past, our estimates of these uncertainties have not materially affected our revenue or cost recognition, and we do not anticipate making material changes to our method of estimating costs in the future. As described in the overview above, included in revenue and direct costs are pass through costs for which we are reimbursed by our clients. Because these amounts will become material due to our acquisition of PharmaNet, in the future we will comply with EITF 01-14 and provide a separate line item for reimbursed out-of-pockets under revenue and a separate line item for reimbursable out-of-pocket expenses under direct costs.
      Included in accounts receivable are unbilled amounts, which represent revenue recognized in excess of amounts billed.
      Collectibility of Accounts Receivable. Our allowance for doubtful accounts and allowance for contract changes is based on management’s estimates of the creditworthiness of our clients, analysis of subsequent changes in contracts, analysis of delinquent accounts, the payment histories of the accounts and management’s judgment with respect to current economic conditions. Management believes the allowances are sufficient to respond to normal business conditions. Management reviews our accounts receivable aging on a regular basis for past due accounts. Any uncollectible amounts are written off against the allowance. Management maintains an allowance for doubtful accounts based on historic collectibility and specific identification of potential problem accounts. Should business conditions deteriorate or any major client default on its obligations to us, this allowance may need to be significantly increased, which would have a negative impact upon our operations.
      The allowance for changes in contracts is an estimate established through reductions to revenue while the allowance for doubtful accounts is an estimate established through charges to selling, general and administrative expenses.
      We have not made any material adjustments as a result of non-payment of accounts receivable.
      Income Taxes. Significant management judgment is required in developing our provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. On a quarterly basis, we evaluate our ability to realize our deferred tax assets and adjust the amount of our valuation allowance, if necessary. As a result of our acquisition of PharmaNet, we now conduct operations in 24 countries. We are subject to audit in each of the taxing jurisdictions in which we operate. Due to the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.
      As a result of the acquisition of PharmaNet, our balance sheet reflects certain valuation allowances related to our ability to realize foreign tax loss carryforwards as of December 31, 2004. If the estimates utilized in connection with establishing the valuation allowance prove inaccurate, resulting increases or decreases in the valuation allowance could be required in the future. Any future changes in valuation allowance can have a material impact on our net earnings. Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, we have determined that a valuation allowance of $156,569 was required for specific foreign entities.
      PharmaNet is, and in the future may be, a party to foreign tax proceedings. We have established an estimated income tax reserve on our consolidated balance sheet to provide for potential adverse outcomes in these pending tax proceedings which would have an impact on the amount of goodwill reflected on our consolidated balance sheet. Also, any future foreign tax proceedings would have an impact on our results of operations if our estimates prove to be inadequate. It is possible that changes in our estimates in the future could cause us to either materially increase or decrease the amount of our income tax reserve.
      With regard to earnings from foreign operations, our policy is to generally retain such earnings in the country in which they were generated. This permits us to reduce the material United States income tax liabilities which would generally arise upon repatriation of these earnings. However, in order to provide certain flexibility, we have structured our Canadian and Spanish operations to permit us to pay significant sums without United States income tax liability. PharmaNet has not taken any similar action to date. Under the terms of our $160 million credit facility, we are required to pay on an annual basis an amount equal to one- half of our excess cash flow, as defined in the credit agreement, for that fiscal year to reduce the principal balance of our term loan. We expect that we will be able use our earnings from our North American operations (which includes Anapharm) to make this required payment and therefore avoid any adverse United States income tax liabilities arising from the earnings from foreign subsidiaries.
      Goodwill. On an annual basis, management assesses the composition of our assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. We will recognize an impairment loss if the carrying value of the asset exceeds the fair value determination. The test performed for 2004 and for prior years did not identify any instances of impairment.
      Impairment of Assets. We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. To date, we have not recognized an impairment loss. In the future, we will recognize an impairment if the carrying value of the asset exceeds the expected future cash flows.
      Stock Based Compensation. We have granted stock options to our employees at exercise prices equal to or greater than the fair value of the shares at the date of grant and accounted for these stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the statement of operations. Because we recognized that APB 25 was in the process of being rescinded, in 2004 we amended our stock option plan to provide for the granting of restricted stock and other forms of equity compensation in addition to stock options. In December 2004, APB 25 was superseded by Financial Accounting Standards Board Statement No. 123 (Revised), “Share Based Payment” (“Statement 123(R)”), which will be effective for all accounting periods beginning after June 15, 2005. We will adopt Statement 123(R) on July 1, 2005, and will be required to recognize an expense for the fair value of our outstanding stock options. Under Statement 123(R), we must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective option requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement 123(R), while the retroactive option would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Both transition methods would require management to make accounting estimates. We have not yet concluded which method we will utilize, nor have we determined what the impact will be on our earnings per share.
      Other Estimates. We make a number of other estimates in the ordinary course of business relating to volume rebates, litigation, etc. Historically, past changes to these estimates have not had a material impact on our financial condition. However, circumstances could change which may alter future expectations.
Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      The following table summarizes our results of operations both numerically and as a percentage of net revenue for 2004 and 2003.

	2004		2003

	(In thousands, except per share data)
Net revenue	$159,585	100.0%	$103,853	100.0%
Direct costs	86,458	54.2	59,309	57.1
SG&A	45,598	28.6	29,965	28.9
Interest Expense (Income)	(1,345)	0.8	(155)	0.1
Earnings before taxes and minority interest	26,183	16.4	14,424	13.9
Minority Interest in Joint venture	326	0.2	—	0.0
Income tax expense	6,199	3.9	2,842	2.7
Net earnings	$19,659	12.3%	$11,582	11.2%
Earnings per share(1)
Basic	$1.31		$0.99
Diluted	$1.25		$0.92

(1)	The earnings per share have been adjusted to reflect the May 2004 three-for-two stock split as a stock dividend.

Net revenue
      Our net revenue was approximately $159.6 million for the year ended December 31, 2004, which is an increase of approximately 53.7% from approximately $103.9 million for the prior year. Our increase stems from both internal growth and our acquisitions.
      The primary components of this increase are:

•	An increase in Anapharm’s consolidated revenue from $49.3 million to approximately $72 million;

•	A significant increase in our United States Phase I and Phase II revenue;

•	A full year of operations from Clinical Pharmacology;

•	Our acquisition of Taylor Technology, Inc.; and

•	A full year of operations from SFBC Anapharm Europe.
      Our revenue increased primarily as the result of performing or managing more clinical trials and testing more samples, increases in the size of clinical trials and price increases. Our early stage clinical trial business benefited both from strong internal growth and from a full year of operations from Clinical Pharmacology, which has now been fully integrated into our Miami Phase I clinical trials business. Another important contributor of our growth and net revenue was the increased size and effectiveness of our business development group or sales force. We have seen an increasing number of new clients in our Phase I clinical trials business in the United States and Canada. Finally, the improvement in the Canadian dollar relative to the United States dollar contributed to our increased revenue, although as discussed below, the strengthening of the Canadian dollar had a negative impact on our results of operations in 2004.

Direct costs
      Direct costs as a percentage of net revenue decreased from 57.1% to 54.2% for the year ended December 31, 2004 compared to the same period in the prior year. Consistent with the growth in our revenue in 2004, our direct costs increased but to a lesser amount on a percentage basis. The principal factors were increased personnel expenses, recruiting expenses, subject related payments and expenses, and reimbursable out-of-pocket expenses related to our Phase III-IV business as SFBC New Drug Services, Inc. Going forward, we expect our direct costs to be higher as a percentage of our net revenue as a result of the increased size of our Phase III-IV business due to our acquisition of PharmaNet, as this business has higher direct costs. However, this percentage will vary due to the mix of contracts within our early stage and late stage business.

Gross profit margins
      Our gross profit margin was 45.8% in 2004 compared to 42.9% in 2003. Our gross margins increased in 2004 due to decreased direct costs as a percentage of revenue. In 2004, we were able to generate increased revenue at substantially all of our locations without a proportionate increase in direct costs. This is primarily attributable to obtaining more efficiency from our workforce which is relatively fixed in nature and does not vary directly with increased revenue.
      Since we perform a wide variety of services, all of which carry different gross profit margins, our future gross profit margins will vary from quarter to quarter, and year to year based upon the mix of our contracts, our capacity levels at the time we begin the projects, and the amount of revenue generated for each type of service we perform. Even within category types, the amount of gross profit margins generated might vary due to the unique nature, and size of each contract and project we undertake. This could impact our future gross profit margins and gross profit comparisons to historical levels. As a result of our acquisition of PharmaNet, we expect our gross profit margins to be lower in 2005.

Selling, general and administrative expenses
      Our selling, general and administrative expenses, or S,G&A expenses, increased by 52.2% in 2004 over 2003.
The increase in total S,G&A expenses is primarily due to the expansion of our business, including additional administrative and other personnel costs, health and casualty insurance, depreciation expense, facility costs, public company expenses including professional fees and the cost of complying with Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, our loss from foreign currency transactions increased to approximately $2.0 million in 2004 from approximately $1.64 million in 2003. In 2005, the addition of PharmaNet will result in a substantial increase in our S,G&A expenses. We currently estimate costs associated with Sarbanes-Oxley compliance will be approximately $1 million in 2005.
      Depreciation expense increased from approximately $3,590,000 in 2003 to $5,500,000 in 2004 or an increase of 53.2%. Depreciation is included in both the direct costs and S,G&A expense line items in our financial statements. This increase is primarily attributable to the purchase of our Miami facility which houses our principal Phase I clinical operation, our primary clinical laboratory and our corporate headquarters. We previously leased this facility. The increase is also attributable to significant new purchases of bioanalytical equipment consistent with the growth of bioanalytical revenue and leasehold improvements including the buildout of our new Toronto Canada bioanalytical laboratory. Amortization expense increased from approximately $1,157,000 in 2003 to $1,400,000 in 2004 or an increase of 21.0%. Amortization arises from the intangible assets we acquired in connection with various acquisitions. Due to the acquisition of PharmaNet and Taylor Technology in 2004, we expect amortization of intangible assets to increase to approximately $5,700,000 for 2005 and approximately $5,000,000 for each of 2006-2008. The assets acquired and liabilities assumed in connection with the PharmaNet acquisition were recorded at estimated fair values as determined by our management based on information currently available and on current assumptions as to future operations. We have allocated the purchase price based on preliminary estimates of the fair values of the acquired property, plant and equipment, and identified intangible assets, and their estimated remaining useful lives. Accordingly, the allocation of the purchase price and the assigned estimated useful lives are subject to revision, based on the final determination of appraised and other fair values, and related tax effects.

Interest income (expense)
      Our interest income materially increased in 2004 primarily as a result of our investment of the net proceeds from our August convertible note offering, in which we issued $143.75 million of convertible notes, and increased cash flows from operations. Our interest expense increased substantially in 2004 primarily as the result of the interest on our convertible notes and the mortgage used to purchase our Miami facility, and to a lesser extent increased lease equipment expenses in Canada. The convertible notes bear interest at an annual interest rate of 2.25% which resulted in a total interest expense in 2004 of $1,249,000. In 2005, we expect to incur interest expense of approximately $3.2 million in connection with these notes. In December 2004, we entered into a $160 million credit facility consisting of a term loan and revolving line of credit. At December 31, 2004, the balance due under this credit facility was $125 million. The current interest rate on this variable rate facility is approximately 5.7%. Based on the amount outstanding at December 31, 2004, and assuming that only the required principal payments are made, the projected interest expense on this facility in 2005 is approximately $6.9 million. Deferred financing costs of $11.3 million will be amortized over a period of between five and six years and are charged to interest expense.
      In February 2005, we filed a registration statement in connection with the public offering by us of 3,500,000 shares of our common stock (4,025,000 shares if the underwriters exercise their overallotment option). If the offering is completed as contemplated, we intend to use $70 million of the net proceeds received by us from this offering to reduce the principal amount due under our term loan under the credit facility, which will result in a reduction of our interest expense under the credit facility in 2005 to approximately $4 million assuming a March 2005 completion of the contemplated offering and no increase in interest rates. Upon any voluntary early prepayment of this credit facility, we may be required to incur one-time non-cash financing charges. If we complete our public offering and repay the $70 million, we will incur a one-time charge of approximately $2.3 million. Any additional cash proceeds received from the public offering will be invested in short-term interest bearing securities, which will result in additional interest income, pending use of these proceeds for possible acquisitions and general corporate purposes. Because we cannot predict with certainty whether or not we will complete this offering, the amount of net proceeds or when we will apply these additional proceeds, we cannot quantify the amount of any additional interest income.

Income tax expenses
      Our effective tax rate for 2004 was 23.7% compared to 19.7% for 2003. This increase was primarily attributable to a greater percentage of earnings generated from our United States operations relative to our consolidated earnings. The effective tax rate from our United States operations is substantially greater than our effective tax rate in Canada. As described elsewhere in this Report, Anapharm receives significant tax credits from the government of Canada relating to its research and development expenses. These credits lower our effective tax rate in Canada. Nevertheless, our effective tax rate from Canadian operations increased in 2004 because a greater amount of our Canadian earnings were generated from operations which did not qualify for these tax credits. This also contributed to the increase in our overall effective tax rate. We expect the nature of Anapharm’s business and the generation of significant tax credits to continue; however, there can be no assurance as to the future amount of these credits on a quarterly or annual basis due to the mix of contracts and the related amounts of research and development activity.
      Our future effective tax rate will also be dependent on a number of factors, including:

•	the relative profits generated in the United States, Canada and all other foreign jurisdictions;

•	our ability to utilize Canadian tax credits; and

•	the applicable foreign tax rates then in effect.
      We expect our effective tax rate in 2005 to increase as a result of our acquisition of PharmaNet.

Earnings per share
      Net earnings increased from approximately $11.6 million to approximately $19.7 million for the year ended December 31, 2004 compared to the prior year, an increase of 69.7%. The following information with respect to our earnings per share and the number of shares outstanding gives effect to our May 2004 3-for-2 stock split. On a fully diluted basis, our earnings per share increased from $0.92 to $1.25 for the year ended December 31, 2004 compared to the same period in the 2003, an increase of 35.7%. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from 12,534,537 for the year ended December 31, 2003 to 15,753,815 for the year ended December 31, 2004. The principal reasons for the increase in net earnings were the contributions from our Canadian operations, principally at Anapharm, contributions from our Miami facility, which included 12 months of earnings from Clinical Pharmacology, and the significant earnings from Taylor Technology, which we acquired in July 2004. The increase in the number of fully diluted shares resulted primarily from inclusion for a full year of the 3,000,000 shares issued by the Company in a public offering in November 2003, the issuance of approximately 134,000 shares in connection with the Taylor Technology acquisition in July 2004, the issuance of approximately 259,000 shares in connection with the PharmaNet acquisition in December 2004, the increased dilutive effect of stock options due to the increase in our common stock price and the exercise of approximately 447,000 options during the year. Additionally, the number of fully diluted shares outstanding at December 31, 2003 included only part of the shares we issued to acquire Clinical Pharmacology in 2003 because we purchased this business in August 2003. Excluding any common stock we may issue in connection with future acquisitions and our employee benefit plans, we expect that the fully diluted number of shares outstanding will increase in 2005 as the result of shares we expect to issue in connection with the potential payment of $4 million of the Clinical Pharmacology earn-out for the 12-month period ending June 30, 2005 and the shares in our pending public offering assuming we consummate that offering. Further, if the average stock price of our common stock during a reporting period is greater than $41.08, then shares reserved for issuance on possible conversion of our convertible senior notes will be included in calculating diluted shares outstanding in an amount equal to the difference between the “conversion amount” and the outstanding principal amount divided by $41.08. The conversion amount will, for this purpose, be the principal amount divided by $41.08 multiplied by the average stock price during the period. Additionally, if we complete our pending public offering, we will also include the shares to be issued by us in the offering (3,603,000 shares if the underwriters fully exercise their over-allotment option) in calculating fully diluted shares.
      Our balance sheet contains an item entitled “Accumulated other comprehensive earnings.” This has no impact on our statement of earnings and reflects the strengthening of the Canadian dollar relative to the United States dollar and is calculated on December 31st. In the future, other comprehensive earnings may increase or decrease depending upon the movement of various foreign currencies relative to the United States dollar and based upon the level of inter-company activity outside of the United States.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      The following table summarizes our results of operations both numerically and as a percentage of net revenue for 2003 and 2002.

	2003		2002

Net revenue	$103,853	100.0%	$64,740	100.0%
Gross profit margins	44,543	42.9	28,012	43.3
Earnings before taxes	14,424	13.9	10,310	15.9
Income tax expense	2,842	2.7	2,442	3.8
Net earnings	$11,582	11.2%	$7,868	12.2%
Earnings per share(1)
Basic	$0.99		$0.74
Diluted	$0.92		$0.70

(1)	The earnings per share have been adjusted to reflect the May 2004 three-for-two stock split effected as a stock dividend.

Net revenue
      Our net revenue was approximately $103.9 million for the year ended December 31, 2003, which was an increase of approximately 60.4% from approximately $64.7 million for the prior year. Our increase stemmed from both internal growth and our acquisitions.
      The primary reasons for this increase were:

•	An increase in Anapharm’s revenue to approximately $49.3 million from $25.0 million;

•	A material increase in our United States Phase I and Phase II revenue;

•	Our acquisition of Clinical Pharmacology in August 2003 which provided additional Phase I revenue of approximately $4 million; and

•	A full year of operations at Anapharm and the Kennett Square, Pennsylvania location of SFBC New Drug Services.
      Our revenue increased primarily as the result of performing more clinical trials and an increase in the size of our clinical trials.

Direct costs
      Direct costs as a percentage of net revenue increased from 56.7% to 57.1% for the year ended December 31, 2003 compared to the same period in the prior year. This increase in our direct costs for the year ended December 31, 2003 compared to the same period in 2002 was primarily attributable to an increase in direct costs in our Phase III business and the inclusion of a full year of Phase III revenue at SFBC New Drug Services, offset by a reduction in direct costs in our Anapharm generic Phase I business.

Gross profit margins
      Our gross profit margins were 42.9% in 2003 compared to 43.3% in 2002. The largest factor affecting the decrease in our gross profit margins was the decrease in margins in our Phase III business and the inclusion of a full year of operations for SFBC New Drug Services, offset by an improvement in margins in our generic business at Anapharm.

Selling, general and administrative expenses
      Our S,G&A expenses increased from approximately $17.9 million for the year ended December 31, 2002 to approximately $30 million for the year ended December 31, 2003, an increase of 67.7%.
      The increase in total S,G&A expenses for both periods was primarily due to the expansion of our business, increased payroll, our increased marketing efforts with an expansion from 16 to 30 sales and marketing people, depreciation expenses consistent with our growth over prior year levels, the inclusion of SFBC New Drug Services’ S,G&A expenses for all of 2003 and the inclusion of Clinical Pharmacology’s S,G&A expenses for five months in 2003. The increase in S,G&A expenses as a percentage of revenue was primarily due to the inclusion of Anapharm expenses.

Interest expense
      Our interest expense increased in 2003 as the result of our borrowings under our credit facility and the acquisition of additional equipment at Anapharm. We used our credit facility to pay an earn-out owed to SFBC New Drug Services, Inc. in June 2003 to provide working capital in June 2003 and to purchase Clinical Pharmacology in August 2003. We repaid the working capital portion of the loan with cash flow from operations and the balance with proceeds from our November 2003 public offering of our common stock. We borrowed an additional $10 million on February 27, 2004 to purchase our principal Miami facility which we later replaced with a $9 million permanent mortgage loan. Anapharm acquires its equipment under capital leases in order to take advantage of favorable Canadian tax credits which credits exceed our interest expense. In 2003, Anapharm paid $275,000 of interest on capital leases in contrast to $211,000 in 2002.

Income tax expenses
      Our effective tax rate for 2003 was 19.7% compared to 23.7% for 2002. This decrease was primarily attributable to (i) the inclusion of SFBC Anapharm’s significantly lower tax rate, as compared to the United States tax rate, for 12 months in 2003 compared to its inclusion for only nine and one-half months in 2002, and (ii) a higher percentage of profits from Anapharm relative to consolidated net earnings compared to 2002. As described elsewhere in this Report, Anapharm receives significant tax credits from the government of Canada based on its research and development expenditures. These credits lower our effective tax rate.

Earnings per share
      Net earnings increased from approximately $7.9 million to approximately $11.6 million for the year ended December 31, 2003 compared to the prior year, an increase of 47.2%. On a fully diluted basis, our earnings per share increased from $0.70 to $0.92 for the year ended December 31, 2003 compared to the same period in the 2002, an increase of 31.9%. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from 11,230,839 for the year ended December 31, 2002 to 12,534,537 for the year ended December 31, 2003. The increase in the number of fully diluted shares resulted primarily from the issuance of 3 million shares of common stock in connection with our secondary offering in November 2003, the issuance of approximately 664,500 shares in connection with the Clinical Pharmacology acquisition in August 2003, the increase in our common stock price and the exercise of approximately 441,000 warrants and options during the year. Additionally, the number of fully diluted shares outstanding at December 31, 2002 included only part of the shares we issued to acquire Anapharm and SFBC New Drug Services, Inc. in 2002 since we made these acquisitions during the year.
Effects of Inflation
      Our business and operations have not been materially affected by inflation during the periods for which financial information is presented.
Liquidity and Capital Resources
      For 2004, net cash provided by operating activities was approximately $17.1 million in contrast to approximately $9.8 million of net cash provided by operations in 2003. The change is primarily due to the substantial increase in net earnings, depreciation and amortization, offset by an increase in net assets, primarily accounts receivable, arising from the growth of our business in 2004.
      For 2004, net cash used in investing activities was approximately $281.2 million compared to approximately $16.0 million used in investing activities in 2003. The principal reasons for this increase in 2004 resulted from approximately $250.1 million of cash used to fund our acquisitions of PharmaNet and Taylor Technology, approximately $21.9 million of purchases of equipment and our purchase of approximately $5.8 million of debt securities. In 2003, we used approximately $9.3 million of net cash to acquire Clinical Pharmacology, Synfine, the remaining 51% of NDS Canada, and to establish SFBC Anapharm Europe; to purchase approximately $5.4 million of property and equipment; and to purchase approximately $1.5 million in marketable securities.
      During 2004, net cash of approximately $232.1 million was provided by financing activities compared to net cash provided by financing activities of approximately $55.9 million in 2003. The increase was primarily attributable to receipt of net proceeds of approximately $132.5 million (after expenses) from an offering of convertible notes in August-September 2004, our borrowing of $120 million under the term loan and $5 million under the revolving line of credit of our credit facility, offset by approximately $25 million used to repurchase our common stock. In 2003, we received net proceeds of approximately $53.8 million (after expenses) from a secondary offering in November, and the receipt of approximately $2.3 million from the exercise of stock options.
      On December 22, 2004, we entered into a $160 million credit facility from a syndicate of banks. The facility consists of a term loan in the amount of $120 million which is fully funded and a revolving line of credit in the maximum amount of $40 million, which includes amounts available for swingline and letter of credit borrowings. Borrowings under the credit facility provided a portion of the consideration used to acquire PharmaNet. Borrowings under the revolving line of credit are available for general corporate purposes, and $5 million of borrowings is currently outstanding under the revolving line of credit. The credit facility is guaranteed by each of our United States subsidiaries, and is secured by a mortgage on our facility in Miami, Florida, a pledge of all of the assets of our United States operations and United States subsidiaries, and a pledge of 65% of the stock of certain of our foreign subsidiaries. The term loan bears interest at a rate of LIBOR plus 300 basis points, and currently calls for increasing principal payments ranging between approximately $2.5 million and $7.5 million due quarterly beginning on March 31, 2005 and a final payment due December 31, 2010, subject to certain conditions. If we complete the proposed public offering of our common stock announced in February 2005, we intend to repay $70 million of borrowings outstanding under the term loan which would result in the required principal payments being reduced to amounts ranging between approximately $1.0 million and $3.1 million. The revolving line of credit bears interest at a rate of LIBOR plus 275 basis points and matures on December 22, 2009, subject to certain conditions. Once the term loan has been paid, we may not borrow under it again. In order to stay in compliance with the terms of the credit facility and to borrow further on the revolving line of credit, we must comply with covenants requiring us, among other things, to maintain certain leverage, interest coverage and fixed charge coverage ratios and to limit our annual capital expenditures. In addition to the required quarterly principal payments, on an annual basis beginning with the year ending December 31, 2005, we will be required to further reduce the principal by an amount equal to 50% of our consolidated excess cash flow, as defined in the credit facility, for that year. Any voluntary prepayments are deducted from the calculation of excess cash flow. The credit facility contains certain covenants that restrict, or may have the effect of restricting, our payment of dividends. The credit facility also contains certain restrictive covenants that, absent the consent of the administrative agent on behalf of the lenders under the credit facility, limit our ability to enter into acquisitions by setting limits on the maximum aggregate amounts of cash we can pay in acquisition consideration annually and the maximum aggregate amounts we can pay in acquisition consideration during the term of the credit facility, as well as restricting the terms of equity consideration paid in acquisitions. In connection with the entry into this credit facility, we repaid our $8.8 million mortgage loan, retired our $25 million credit facility and incurred a one-time $120,000 charge from the write-off of deferred financing costs.
      Additionally, in August and September 2004 we issued $143.75 million of 2.25% convertible notes due 2024. The notes are redeemable at any time or after August 15, 2009, subject to prior conversion once we give notice of redemption. Additionally, holders of notes may require us to repurchase the notes on August 15, 2009, 2014 and 2019. Upon any redemption we will be required to pay principal and accrued interest. Also, the notes are convertible at the option of the holders at any time. The initial conversion price is approximately $41.08 per share. If the holder elects to convert, we will be required to pay the conversion value of the underlying shares with up to the principal and accrued interest in cash and the premium, if any, in shares of our common stock. There is no assurance that we will have sufficient cash to pay the cash amount due upon conversion by the holders of a significant amount of notes who choose to convert their notes during a relatively short time frame.
      At March 4, 2005, we had approximately $40.5 million in cash and cash equivalents and $35 million of availability under our revolving line of credit. Based upon our cash balances and our cash flows from operations, we believe we have adequate working capital to meet our operational needs for the next 12 months. A significant component of our business strategy is to seek to make acquisitions that are accretive to earnings and meet certain operational requirements. If we consummate one or more acquisitions, we expect to use our existing cash, our credit facility and, if necessary, obtain additional debt or equity financing to fund any such acquisitions. Except for stock issued in connection with the Clinical Pharmacology earn-out described below, our proposed public offering announced in February 2005, pursuant to employee benefit plans or the possibility of issuing stock in connection with an accretive acquisitions and the commitments noted below, we do not currently anticipate issuing any of our common stock during 2005.
      At December 31, 2004, we had accrued an additional payable on our balance sheet of approximately $5.5 million potentially due to former PharmaNet stockholders pursuant to our merger agreement with PharmaNet. The merger agreement provided that additional merger consideration will be payable if working capital at the closing date, as determined, exceeded an agreed upon amount.
      We may pay the stockholders of Clinical Pharmacology contingent additional merger consideration of up to $4 million per year, subject to a maximum of $9 million over the three years of the earn-out period (which are the 12 months ended June 30, 2004, 2005 and 2006). The contingent payments are based upon meeting agreed-upon revenue milestones. If paid, the additional merger consideration will be in equal amounts of cash and SFBC common stock. The earn-out for the first 12 month period was paid in August 2004 and reduced our future possible amount payable to $5 million. Based upon business to date, we expect that we will pay $4 million for the 12-month period ending June 30, 2005. This sum will be paid one-half cash and one-half in shares of our common stock. This amount is reflected on our balance sheet as a liability at December 31, 2004.
      We expect to expend approximately $15.0 million for capital assets in 2005 consisting primarily of new equipment to create extra capacity and facilities for future growth. We anticipate spending up to $1 million in 2005 relating to compliance with Section 404 of the Sarbanes-Oxley Act, which we expect to be primarily attributable to assessing the internal control over financial reporting for PharmaNet and Taylor Technology.

Contractual Obligations

	Payments Due by Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Credit Facility Obligations	$125,000,000	15,000,000	30,000,000	50,000,000	30,000,000
Interest on Convertible Notes(1)	64,723,438	6,468,750	6,468,750	6,468,750	45,317,188
Capital Lease Obligations	8,643,389	3,275,255	4,594,651	773,483	—
Operating Lease Obligations	73,130,349	13,219,240	22,243,524	17,121,396	20,546,189
Purchase Obligations	2,411,970	1,832,131	579,839	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	1,341,530	900,334	441,196	—	—

Total	$275,250,676	37,497,273	64,327,960	74,363,629	95,863,377

(1)	No provision has been made for the possible redemption of our convertible notes on or after August 15, 2009 as described above or for the possible conversion of our convertible senior notes.
Off Balance Sheet Commitments
      Assuming we pay the shareholders of Clinical Pharmacology the full $4 million earn-out for the 12 month period ending June 30, 2005, we may be obligated to pay these shareholders an additional $1 million in additional earn-out (in equal amounts of cash and common stock) for the 12 month period ending June 30, 2006.
      Under our agreement with our joint venture partner, we are required to fund the working capital of SFBC Anapharm Europe.
      When we purchased SFBC New Drug Services, Inc. in 2002, we agreed to pay the seller additional purchase consideration based upon SFBC New Drug Services’ future operating results over a three year period commencing September 30, 2002. Although SFBC New Drug Services has been profitable, except for the guaranteed payments described below we have not paid any additional purchase consideration over the last two years, and we do not expect to pay any in 2005 because we do not anticipate that it will achieve its operating income milestones. We did agree to pay the seller $150,000 guaranteed earn-out per year, have paid $300,000, and will pay the remaining $150,000 in 2005.
      In connection with PharmaNet’s acquisition of MEDEX Clinical Trial Services, Inc. in 2001, PharmaNet may be required to pay contingent consideration of up to $2,250,000. The earn out period ends in November, 2005.
New Accounting Pronouncements
      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities (“VIE”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. The Company does not have any special-purpose entities, as defined. The adoption of FIN 46 had no material effect on the Company’s financial statements.
      In November 2004, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”. This issue addresses when contingently convertible instruments should be included in diluted earnings per share. The

EITF concluded that contingently convertible debt instruments (“Co-Cos”) should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. Co-Cos are financial instruments that add a contingent feature to a convertible debt instrument and are generally convertible into common stock of the issuer after the common stock price has exceeded a predetermined threshold for a specified time period (known as a market price trigger). The consensus reached by the EITF on this issue will be effective for reporting periods ending after December 15, 2004. The Company does not believe that its convertible senior notes as structured meet the definition of Co-Cos, and therefore it does not have a material impact on the Company’s financial reporting.
      In December 2004, the FASB issued Statement No. 123(R) which addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal eliminates use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires such transactions to be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure. The new standard substantially amends FASB Statement No. 123, Accounting for Stock-Based Compensation. FASB Statement 123(R) is effective for financial statements of public entities (excluding small business issuers), in the first interim or annual reporting period beginning after June 15, 2005. SFBC may reduce its reliance on issuing stock options and begin to use other stock based compensation. The exact nature of future compensation awards will be determined by SFBC’s Compensation Committee. The Company has not determined the potential impact of FASB Statement No. 123.(R)
      A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.
Forward-Looking Statements
      The statements in this Report relating to trends affecting our clients and drug development services companies, our strategy, our opening of another facility in Tampa, Florida, the resolution of the Spanish litigation, our future effective tax rate and the availability of Canadian tax credits, our ability to meet our debt service obligations and not repatriate foreign earnings, our future direct costs as a percentage of net revenue, our 2005 costs of complying with Section 404 of the Sarbanes-Oxley Act, anticipated future amortization costs, our completing the pending public offering of our common stock and its impact upon our debt service costs, increases in the number of outstanding shares of common stock on an actual and fully diluted basis, the impact of foreign currency transaction costs and the effectiveness of any hedging strategies that we implement are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.
      The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the following discussion and our filings with the Securities and Exchange Commission.
Risk Factors

We have grown rapidly over the last few years, and our growth has placed, and is expected to continue to place, significant demands on us.
      We have grown rapidly over the last five years, including through acquisitions. Businesses that grow rapidly often have difficulty managing their growth. Our rapid growth has placed and is expected to continue to place significant demands on our management, on our accounting, financial, information and other systems and on our business. Although we have expanded our management, we need to continue recruiting and employing experienced executives and key employees capable of providing the necessary support. In addition, we will need to continue to improve our financial, accounting, information and other systems in order to effectively manage our growth. Historically, when making acquisitions we have targeted operations that we believe can be operated as autonomous business units. This decentralization of our operations and systems may create difficulties for us in the future. We are transitioning our North American subsidiaries, with the exception of PharmaNet, to a common accounting software platform. We cannot assure you that our management will be able to manage our growth effectively or successfully, or that our financial, accounting, information or other systems will be able to successfully accommodate our external and internal growth. Our failure to meet these challenges could materially impair our business.

A significant portion of our growth has come from acquisitions, and we plan to make more acquisitions in the future as part of our continuing growth strategy. This growth strategy subjects us to numerous risks.
      A very important aspect of our growth strategy has been and continues to be pursuing strategic acquisitions of related businesses that we believe can expand or complement our business. Since March 2000, we have substantially grown our business through the completion of 11 acquisitions. Acquisitions require significant capital resources and divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct pre-dating our acquisition of a business that were not known to us at the time of acquisition. We may also incur significantly greater expenditures in integrating an acquired business than we had anticipated at the time of its purchase. In addition, acquisitions may create unanticipated tax and accounting problems, including the possibility that we might be required to write-off goodwill which we have paid for in connection with an acquisition. A key element of our acquisition strategy has been to retain management of acquired businesses to operate the acquired business for us. Many of these individuals maintain important contacts with clients of the acquired business. Our inability to retain these individuals could materially impair the value of an acquired business. Our failure to successfully identify and consummate future acquisitions or to manage and integrate the acquisitions we make could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that:

•	we will identify suitable acquisition candidates;

•	we will receive the required consent under our outstanding credit facility;

•	we can consummate acquisitions on acceptable terms;

•	we can successfully integrate any acquired business into our operations or successfully manage the operations of any acquired business; or

•	we will be able to retain an acquired company’s significant client relationships, goodwill and key personnel or otherwise realize the intended benefits of any acquisition.
      Our credit facility contains certain restrictive covenants that, absent the consent of the administrative agent on behalf of the lenders under the credit facility, limit our ability to enter into acquisitions by setting limits on the maximum aggregate amounts of cash we can pay in acquisition consideration in any fiscal year and the maximum aggregate amount of all acquisition consideration paid during the term of the credit facility, as well as restricting the terms of equity consideration paid in acquisitions.

Our December 2004 acquisition of PharmaNet represented our largest acquisition and has not yet been integrated into our operations.
      We completed the acquisition of PharmaNet, our largest and most significant acquisition to date, in December 2004. Our future success is dependent in part upon our ability to effectively integrate PharmaNet into our operations. As a result of our acquisition of PharmaNet, we significantly broadened our clinical development services offerings and substantially increased our international presence. However, there can be no assurance that we will not experience difficulties with clients, personnel, systems integration or otherwise. Nor can there be any assurance that the PharmaNet acquisition will enhance our competitive position and business prospects or that the anticipated benefits will be realized. See “Risks related to our business — We are exposed to risks relating to evaluations of our internal controls” for a discussion of risks relating to the evaluation of PharmaNet’s internal controls.

We are subject to changes in outsourcing trends and regulatory requirements affecting the branded pharmaceutical, biotechnology, generic drug and medical device industries which could adversely affect our operating results.
      Economic factors and industry and regulatory trends that affect our primary clients, branded pharmaceutical, biotechnology, generic drug and medical device companies, also affect our business and operating results. The outsourcing of drug development activities grew substantially during the past decade and we benefited from this trend. If these industries reduce the outsourcing of their clinical research and other drug development projects, our operations will be adversely affected. A continuing negative trend could have an ongoing adverse effect on our business, results of operations or financial condition. Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. Potential regulatory changes under consideration include the mandatory substitution of generic drugs for innovator drugs, relaxation in the scope of regulatory requirements or the introduction of simplified drug approval procedures. If future regulatory cost containment efforts limit the profits which can be derived from new and generic drugs or if regulatory approval standards are relaxed, our clients may reduce the business they outsource to us. We cannot predict the likelihood of any of these events.

If branded pharmaceutical, biotechnology, generic drug and medical device companies reduce their expenditures, our future revenue and profitability may be reduced.
      Our business and continued expansion depend on the research and development expenditures of our clients which in turn is impacted by their profitability. If these companies want to reduce costs, they may proceed with fewer clinical trials and other drug development. An economic downturn or other factors may cause our clients to decrease their research and development expenditures which would adversely affect our future revenue and profitability.

If we do not continue to generate a large number of new client contracts, or if our clients cancel or defer contracts, our future profitability may be adversely affected.
      Our early stage contracts are short term and our late stage contracts generally extend over a period of one to two years, although some may be of longer duration. However, all of our contracts are generally cancelable by our clients with little or no notice. A client may cancel or delay existing contracts with us at its discretion and is likely to do so for a variety of reasons, including:

•	manufacturing problems resulting in a shortage or unavailability of the drug we are testing;

•	a decision by a client to de-emphasize or cancel the development of a drug;

•	unexpected clinical trial results;

•	adverse participant reaction to a drug;

•	an action by regulatory authorities (for example, in the United States, the Food and Drug Administration, or FDA, and in Canada, the Therapeutic Products Directorate, or TPD); and

•	inadequate participant enrollment.
      All of these factors are beyond our control and we must continually replace our existing contracts with new contracts to sustain our revenue. Our inability to generate new contracts on a timely basis would have a material adverse effect on our business, financial condition, and results of operations. In addition, since a large portion of our operating costs are relatively fixed, variations in the timing and progress of contracts can materially affect our financial results. The loss or delay of a large project or contract or the loss or delay of multiple smaller contracts could have a material adverse effect on our business, financial condition and results of operations. We have experienced termination, cancellation and delay of contracts by clients from time to time in the past in the ordinary course of our business.

At any given time, one or a limited number of clients may account for a large percentage of our revenue, which means that we could face a greater risk of loss of revenue if we lose a major client.
      Historically, a small number of clients have generated a large percentage of our revenue in any given period. In each of 2002, 2003 and 2004, no client provided more than 10% of our revenue, but our 10 largest clients provided approximately 44%, 38%, and 31% of our revenue. PharmaNet also relies on a limited number of clients which generate a significant percentage of its revenue. During 2004 and 2003, revenue not including reimbursed out-of - pockets from four of PharmaNet’s clients provided approximately 41.4% and 35% of such revenue, respectively. During 2002 two clients provided approximately 16% and 8%, respectively, of PharmaNet’s revenue not including reimbursed out-of-pockets. Companies that constitute our largest clients vary from year to year, and our revenue from individual clients fluctuates each year. If we lose one or more major clients in the future or if one or more clients encounter financial difficulties, our business, financial condition and results of operations could be materially and adversely affected.

We may bear financial risk if we under-price our contracts or overrun cost estimates.
      We bear the financial risk if we initially under-price our contracts or otherwise overrun our cost estimates. Such under-pricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are exposed to risks relating to evaluations of our internal controls.
      In connection with past audits (most recently the audit for the year ended December 31, 2003), Grant Thornton LLP, our independent registered public accounting firm, notified our management and audit committee of the existence of “significant deficiencies in internal controls,” which is an accounting term for internal controls deficiencies that, in the judgment of our independent registered public accounting firm, are significant and which could adversely affect our ability to record, process, summarize and report financial information. Grant Thornton did not conclude at that time that the significant deficiencies, either individually or in the aggregate, constituted a “material weakness” in our internal controls.
      In connection with the audit for the year ended December 31, 2004, Grant Thornton issued a report where it agreed with our management’s assessment that our internal control over financial reporting did not contain any material weaknesses. In 2004 we spent over $1.3 million on software, independent consulting fees and additional fees to our independent auditors in connection with documenting and testing our internal controls systems and procedures and making improvements that we believed were necessary in order for us to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act and the related SEC rules.
      As permitted by SEC rules, we did not include our 2004 acquisitions in our management’s assessment of internal controls as of December 31, 2004. However, as of December 31, 2005, we will be required to assess the effectiveness of the internal controls of the companies we acquired in 2004, including PharmaNet, in addition to those of our existing business. PharmaNet is a decentralized international company with offices in North and South America, Europe, Asia and Australia. Prior to its acquisition by us, PharmaNet was a privately-held business. Privately-held businesses are not subject to the same requirements for internal controls as public companies. In connection with its audit of PharmaNet for the year ended December 31, 2003, PharmaNet’s independent auditors identified significant deficiencies in certain aspects of PharmaNet’s internal controls which PharmaNet’s independent auditors concluded constituted a material weakness in PharmaNet’s internal controls. These deficiencies generally related to PharmaNet’s accounting for international subsidiary results. While PharmaNet began to remediate these significant deficiencies prior to its acquisition by us and while we intend to address any material weaknesses or significant deficiencies at PharmaNet during the year, there is no assurance that this will be accomplished. If we fail to strengthen the effectiveness of PharmaNet’s internal controls, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

Our indebtedness may impact our financial condition and results of operations and the terms of our outstanding indebtedness may limit our activities.
      On December 31, 2004, we had approximately $277.5 million of consolidated indebtedness. Subject to applicable restrictions in our outstanding indebtedness, we may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

•	we will be required to use a portion of our cash flow from operations for the payment of principal and interest due on our outstanding indebtedness;

•	our outstanding indebtedness and leverage will increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures; and

•	the level of our outstanding indebtedness may affect our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes.
      Approximately $125 million of our outstanding indebtedness bears interest at a floating rate tied to LIBOR and approximately $143.75 million of our outstanding indebtedness bears interest at a fixed rate of 2.25% per year. Accordingly, if interest rates increase, then the amount of the interest payments on our floating rate indebtedness will also increase. General economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance. As a result, these and other factors may affect our ability to make principal and interest payments on our indebtedness. Our business might not continue to generate cash flow at or above current levels. Moreover, if we are required to repatriate foreign earnings in order to pay our debt service, we may incur additional income taxes. If we cannot generate sufficient cash flow from operations in the future to service our indebtedness, we may, among other things:

•	seek additional financing in the debt or equity markets;

•	seek to refinance or restructure all or a portion of our indebtedness;

•	sell selected assets; or

•	reduce or delay planned capital expenditures.
      These measures might not be sufficient to enable us to service our indebtedness. In addition, any financing, refinancing or sale of assets might not be available on economically favorable terms, if at all.
      Furthermore, our credit facility contains certain restrictive covenants which will affect, and in many respects significantly limit or prohibit, among other things, our ability to:

•	incur indebtedness;

•	create liens;

•	make investments or loans;

•	engage in transactions with affiliates;

•	pay dividends or make other distributions on, or redeem or repurchase, capital stock;

•	issue capital stock;

•	make capital expenditures;

•	sell assets; and

•	pursue mergers or acquisitions.

      These covenants, unless waived, may limit our operating and financial flexibility and limit our ability to respond to changes in our business or competitive activities.

We may not have sufficient funds to pay the principal return upon conversion or to repurchase our outstanding convertible senior notes under circumstances when we are required to do so.
      We have outstanding $143.75 million in aggregate principal amount of our 2.25% convertible senior notes due 2024. The notes are convertible at the option of the holders at any time. The initial conversion rate of the notes is 24.3424 shares of common stock per $1,000 principal amount of the notes. This is equivalent to an initial conversion price of approximately $41.08 per share of common stock. However, the notes provide for what is known as “net share settlement” upon conversion. This means that upon conversion of the notes, we will be required to pay up to $1,000 in cash, per $1,000 principal amount of notes, and, if applicable, issue a number of shares of our common stock based upon the conversion value in excess of the principal amount. The conversion value of the notes is based on the volume weighted average price of our common stock for the ten trading day period commencing the second trading day after we receive notice of conversion. The conversion value must be paid as soon as practicable after it is determined. In addition, holders of the notes may require us to purchase their notes for cash on August 15, 2009, August 15, 2014 and August 15, 2019 and, under certain circumstances, in the event of a “fundamental change” (as defined in the indenture under which the notes were issued). Further, if a fundamental change occurs prior to August 15, 2009, we will be required to pay a “make-whole premium” in addition to the repurchase price which may be payable at our election in cash or shares of our common stock (valued at 97% of the then current market price) or a combination of both.
      We may not have sufficient funds at any such time to make the required payment upon conversion or to purchase the notes and we may not be able to raise sufficient funds to satisfy our obligations. Furthermore, the terms of our existing credit facility contains, and the terms of other indebtedness that we may incur in the future may contain, financial covenants or other provisions that could be violated by payment of the required amounts upon conversion or the repurchase of the notes. Our failure to pay the required amounts on conversion of any of the notes when converted or to repurchase any of the notes when we are required to do so would result in an event of default with respect to the notes, which could result in the entire outstanding principal balance and accrued but unpaid interest on all of the notes being accelerated and could also result in an event of default under our other outstanding indebtedness.

Our actual financial results might vary from our publicly disclosed preliminary results and forecasts.
      Our actual financial results might vary from those anticipated by us, and these variations could be material. After each fiscal quarter and each fiscal year, we typically announce preliminary revenues and earnings information for the period then ended. While we believe such preliminary information is accurate, our financial results for the period then ended would not have been audited or reviewed by our independent auditors at the time of such announcement and are subject to possible revision. In addition, from time to time we publicly provide earnings guidance. Our forecasts reflect numerous assumptions concerning our expected performance, as well as other factors, which are beyond our control, and which might not turn out to be correct. Although we believe that the assumptions underlying our projections are reasonable, actual results could be materially different. Our financial results are subject to numerous risks and uncertainties, including those identified throughout these risk factors and elsewhere in this prospectus and the documents incorporated by reference in this prospectus. If our actual earnings vary from our preliminary announced results or our guidance, our common stock price may decline.

Our operating results can be expected to fluctuate from period to period.
      Our operating results can be expected to fluctuate from period to period. These fluctuations are usually due to the level of new business awards in a particular period and the timing of the initiation, progress, or cancellation of significant projects. Even a short acceleration or delay in such projects could have a material effect on our results in a given reporting period. Varying periodic results could adversely affect the price of our common stock if investors react to our reporting operating results which are less favorable than in a prior period or than those anticipated by investors or the financial community generally.

If we are required to write off goodwill or other intangible assets, our financial position and results of operations would be adversely affected.
      We had goodwill and other intangible assets of approximately $49.9 million and $331.1 million as of December 31, 2003 and December 31, 2004, respectively, which constituted approximately 28.8% and 59.3%, respectively, of our total assets. We periodically evaluate goodwill and other intangible assets for impairment. Any determination requiring the write off of a significant portion of our goodwill or other intangible assets could adversely affect our results of operations and financial condition.

Our business is subject to international economic, political and other risks that could negatively affect our results of operations or financial position.
      A significant portion of our revenue is derived from countries outside the United States. Further, we anticipate that revenue from international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	Less stable political and economic environments and changes in a specific country’s or region’s political or economic conditions;

•	Potential negative consequences from changes in tax laws affecting our ability to repatriate profits;

•	Unfavorable labor regulations;

•	Greater difficulties in managing and staffing foreign operations;

•	Currency fluctuations;

•	Changes in trade policies, regulatory requirements and other barriers;

•	Civil unrest or other catastrophic events; and

•	Longer payment cycles of foreign customers and difficulty collecting receivables in foreign jurisdictions.
      These factors are beyond our control. The realization of any of these or other risks associated with operating in foreign countries could have a material adverse effect on our business, results of operations and financial condition.

Our substantial non-United States operations expose us to currency risks.
      Our financial statements are denominated in US dollars, and accordingly, changes in the exchange rate between the Canadian dollar, Euros or other foreign currencies and the US dollar could materially affect the translation of our subsidiaries’ financial results into US dollars for purposes of reporting our consolidated financial results. Due to the acquisition of PharmaNet, which has locations worldwide, we will be subject to exchange rate gains and losses for multiple currencies. We also may be subject to foreign currency transaction risk when our service contracts are denominated in a currency other than the currency in which we incur expenses or earn fees related to such contracts. For example, our Canadian operations often perform services for a fixed price denominated in US dollars or in Euros while their payroll and other expenses are primarily Canadian dollar expenses. We did not enter into any material transactions to hedge our foreign currency risks in 2004 and incurred a pre-tax loss from foreign currency transactions relating to our Canadian operations for the year of approximately $2.0 million or $0.09 per diluted share after taxes. We are currently in the process of adopting a formal foreign currency risk hedging policy to attempt to mitigate this risk in the future. There is no assurance that we will be successful in limiting risks associated with foreign currency transactions.

We could be adversely affected by tax law changes in Canada.
      Our operations in Canada currently benefit from favorable corporate tax arrangements. We receive substantial tax credits in Canada from both the Canadian federal and Quebec governments. Our Canadian operations employ a large number of research and development employees which results in significant expenses related to these services. Due to the nature of these services, the Canadian government subsidizes a portion of these expenses through tax credits that result in a reduced effective tax rate as well as a significant deferred tax asset on our balance sheet. However, there is no assurance that the credits will be fully realized. Further, any reduction in the availability or amount of these tax credits could have a material adverse effect on our profits and cash flow from our Canadian operations.

Governmental authorities may question our inter-company transfer pricing policies or change their laws in a manner that could increase our effective tax or otherwise harm our business.
      As a United States company doing business in international markets through subsidiaries, we are subject to foreign tax and inter-company pricing laws, including those relating to the flow of funds between our company and our subsidiaries. Regulators in the United States and in foreign markets closely monitor our corporate structure and how we effect inter-company fund transfers. If regulators challenge our corporate structure, transfer pricing mechanisms or inter-company transfers, our operations may be negatively impacted and our effective tax rate may increase. Tax rates vary from country to country and if regulators determine that our profits in one jurisdiction may need to be increased, we may not be able to fully utilize all foreign tax credits that are generated, which would increase our effective tax rate. We cannot assure you that we will be in compliance with all applicable customs, exchange control and transfer pricing laws despite our efforts to be aware of and to comply with such laws. Further, if these laws change, we may need to adjust our operating procedure and our business could be adversely affected.

Because we are smaller than our largest competitors, we may lack the resources needed to compete effectively.
      There are a large number of drug development services companies ranging in size from one person firms to full service, global drug development corporations. Intense competition may lead to price pressure or other conditions that could adversely affect our business. Some of our competitors are substantially larger than us and have greater financial, human and other resources. We may lack the operating and financial resources needed to compete effectively.

If we do not continue to develop new scientific methods, or assays, for our analytical applications, we may be unable to compete with other entities offering bioanalytical laboratory services.
      We must continuously develop scientific methods to test drug products in order to meet the needs of our clients and attract new clients. In order to substantially increase the business of our bioanalytical laboratories, which provide services for branded pharmaceutical, biotechnology and generic drug companies, we must be able to provide solutions for our clients. This requires staying abreast of current regulatory requirements and identifying methods and applications that will assist our clients in obtaining approval for their products. If we are not successful in developing new methods and applications, we may lose our clients.

We risk potential liability when conducting clinical trials, which could cost us large amounts of money.
      Our clinical trials involve administering drugs to humans in order to determine the effects of the drugs. By doing so, we are subject to the general risks of liability to these persons, which include those relating to:

•	adverse side effects and reactions resulting from administering these drugs to a clinical trial participant;

•	unintended consequences resulting from the procedures and/or changes in medical practice to which a study participant may be subject as part of a clinical trial;

•	improper administration of these drugs; or

•	potential professional malpractice of our employees or contractors, including physicians.
      Our contracts may not have adequate indemnification agreements requiring our clients to indemnify us in the event of adverse consequences to our participants caused by their drugs or participation in their trials. We also carry liability insurance but there is no certainty as to the adequacy, or the continued availability at rates acceptable to us, of such liability insurance. We could also be held liable for other errors or omissions in connection with our services. For example, we could be held liable for errors or omissions or breach of contract if our laboratories inaccurately report or fail to report lab results. If we do not perform our services to contractual or regulatory standards, the clinical trial process could be adversely affected. Additionally, if clinical trial services such as laboratory analysis do not conform to contractual or regulatory standards, trial participants could be affected. If there is a damage claim not covered by insurance, the indemnification agreement is not enforceable or broad enough, or our client is insolvent, any resulting award against us could result in our experiencing large losses.

We face a risk of liability from our handling and disposal of medical wastes, which could cause us to incur significant costs or otherwise adversely affect us.
      Our clinical trial activities and laboratory services involve the controlled disposal of medical wastes, which are considered hazardous materials. Although we may use reputable third parties to dispose of medical waste, we cannot completely eliminate the risk of accidental contamination or injury from these materials. If this occurs, we could be held liable for clean-up costs, damages, face significant fines, and face the temporary or permanent shutdown of our operations.

Failure to comply with applicable governmental regulations could harm our operating results and reputation.
      We may be subject to regulatory action, which in some jurisdictions includes criminal sanctions, if we fail to comply with applicable laws and regulations. Failure to comply can also result in the termination of ongoing research and disqualification of data collected during the clinical trials. This could harm our reputation, our prospects for future work and our operating results. A finding by the FDA that we are not in compliance with Good Laboratory Practices, or GLP, standards for our laboratories, current Good Manufacturing Practices, or GMP, standards, and/or Good Clinical Practices, or GCP, standards for our clinical facilities could materially and adversely affect us. Similarly, a finding by the TPD that we are not in compliance with Canadian Good Manufacturing Practices, or Canadian GMP, standards, and/or Canadian Good Clinical Practices, or Canadian GCPs, and/or other legislative requirements for clinical trials in Canada, could materially and adversely affect us. In addition to the above United States and Canadian laws and regulations, we must comply with the laws of all countries where we do business, including laws governing clinical trials in the jurisdiction where the trials are performed. Failure to comply with applicable requirements could subject us to regulatory risk, liability and potential costs associated with redoing the trials which could damage our reputation and adversely affect our operating results.

If we lose the services of our key personnel or are unable to attract qualified staff, our business could be adversely affected.
      Our success is substantially dependent upon the performance, contributions and expertise of our senior management team, including, among others, Lisa Krinsky, M.D., Arnold Hantman, C.P.A., Gregory B. Holmes, Pharm.D., David Natan, C.P.A., Marc LeBel, Pharm.D., Johanne Boucher-Champagne, Francois Vallee, Allan Xu, Ph.D., Paul Taylor, Ph.D., and more recently Jeffrey P. McMullen, Thomas J. Newman, M.D., and Robert Reekie, M.D. In addition, members of our senior management team play a very significant role in the generation of new business and retention of existing clients. We also depend on our ability to attract and retain qualified management, professional and operating staff. Our loss of the services of any of the members of senior management, or any other key executive, or our inability to continue to attract and retain qualified personnel, could have a material adverse effect on our business.

Our business depends on the continued effectiveness and availability of our information technology infrastructure, and failures of this infrastructure could harm our operations.
      To remain competitive in our industry, we must employ information technologies that capture, manage, and analyze the large streams of data generated during our clinical trials in compliance with applicable regulatory requirements. In addition, because we provide services on a global basis, we rely extensively on our technology to allow the concurrent conduct of studies and work sharing around the world. As with all information technology, our system is vulnerable to potential damage or interruptions from fires, blackouts, telecommunications failures, and other unexpected events, as well as to break-ins, sabotage, or intentional acts of vandalism. Given the extensive reliance of our business on this technology, any substantial disruption or resulting loss of data that is not avoided or corrected by our backup measures could harm our business and operations.

We may issue a substantial amount of our common stock in the future which could cause dilution to new investors and otherwise adversely affect our stock price.
      A key element of our growth strategy is to make acquisitions. As part of our acquisition strategy, we may issue additional shares of common stock as consideration for such acquisitions. These issuances could be significant. To the extent that we make acquisitions and issue our shares of common stock as consideration, your equity interest in us will be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for sale in the future. Persons receiving shares of our common stock in connection with these acquisitions may be likely to sell off their common stock rather than hold their shares for investment, which may impact the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained. We may issue common stock in the future for other purposes as well, including in connection with financings, for compensation purposes, in connection with strategic transactions or for other purposes.

Recent changes in accounting standards could limit the desirability of granting stock options, which could harm our ability to attract and retain employees, and could also negatively impact our results of operations.
      The Financial Accounting Standards Board is requiring all companies to treat the fair value of stock options granted to employees as an expense effective for the first interim reporting period that begins after June 15, 2005. When this change becomes effective, we and other companies will be required to record a compensation expense equal to the fair value of each stock option granted. Currently, we are generally not required to record compensation expense in connection with stock option grants. When we are required to expense the fair value of stock option grants, it may reduce the attractiveness of granting stock options because of the additional expense associated with these grants, which would negatively impact our results of operations. For example, had we been required to expense stock option grants by applying the measurement provisions of Statement 123(R), our recorded net income for the years ended December 31, 2003 and 2004 of approximately $11.6 million and $19.7 million, respectively, would have been reduced to approximately $9.8 million and $15.7 million, respectively. Stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, when we are required to expense stock option grants, our future results of operations will be negatively impacted.

Our stock price can be extremely volatile, and your investment could suffer a decline in value.
      The trading price of our common stock has been, and is likely to be, volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly operating results, including changes in our guidance as to forecasted earnings;

•	changes in financial estimates by securities analysts;

•	loss of a major client or contract;

•	new service offerings introduced or announced by our competitors;

•	changes in market valuations of other similar companies;

•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel; and

•	sales of our common stock, including short sales.
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
      We are subject to market risks in some of our financial instruments. These instruments are carried at fair value on our financial statements. We are subject to currency risk due to our foreign operations. We are also subject to interest rate risk on our credit facility as described below. We have not entered into market risk sensitive instruments for trading purposes.
Market risk
      In 2002, 2003 and 2004, we purchased certain debt securities. We classify our investments in debt securities as available-for-sale in accordance with Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments classified as available-for-sale are carried at fair value based on quoted market prices. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive earnings, net of applicable deferred income taxes. As of December 31, 2004, the unrealized gain on investments in marketable securities was insignificant. Cost is determined on the actual purchase price of the marketable security for determining realized gains and losses. As of December 31, 2004, there were no material realized gains or losses.

      Financial instruments that potentially subject us to credit risk consist principally of trade receivables. We perform services and extend credit based on an evaluation of the client’s financial condition without requiring collateral. Exposure to losses on receivables is expected to vary by client based on the financial condition of each client. At December 31, 2004, one client represented approximately 10% of our accounts receivable. We monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. Additionally, we, from time to time, maintain cash balances with financial institutions in amounts that exceed federally insured limits.
      Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, convertible senior notes and notes payable. At December 31, 2004, the fair value of these instruments approximated their carrying amounts.
Currency risk
      At our foreign operations where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the applicable reporting period. Revenue and expenses of our foreign operations are translated at the average exchange rate during the period. Prior to our acquisition of PharmaNet, our currency translation risks arose primarily from our Canadian operations. The aggregate effect of translating the financial statements of our Canadian operations is included in a separate component of stockholders’ equity entitled “Accumulated Other Comprehensive Earnings.” For the year ended December 31, 2004, we had a pre-tax loss from foreign currency transactions of $1,989,000 or $0.09 per diluted share after taxes relating to our Canadian operations. Our acquisition of PharmaNet, which has significant global operations, subjects us to increased currency risks relating to various foreign currencies. We are currently in the process of adopting a formal foreign currency risk hedging policy to attempt to mitigate our foreign currency risk. We may not be successful in this regard.
Interest rate risk
      We have a $160 million credit facility. At December 31, 2004, our outstanding balance under the credit facility was $125 million. The interest rate on this credit facility is LIBOR based and variable. This credit facility is secured by substantially all of our assets and those of our United States subsidiaries and a pledge of 65% of the capital stock of certain of our foreign subsidiaries. Changes in interest rates, and LIBOR in particular, will affect our cost of funds under this facility. A 10% change in our variable rate credit facility would result in a change in annual interest expense of approximately $700,000.

Item 8.	Financial Statements and Supplementary Data.
      See Index to Consolidated Financial Statements and Supplemental Schedules at the end of this Report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
      We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this Report.
      Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
      Based on their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Report. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined by an SEC rule as a process designed by, or under the supervision of, our principal executive and principal financial officers which is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization by management and our board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of an unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections or any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
      We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations, also known as the Treadway Commission. In accordance with the rules of the SEC, we did not assess the internal control over financial reporting of two subsidiaries that we acquired in 2004, namely, PharmaNet and SFBC Taylor Technology which represented approximately 63% of our total consolidated assets at December 31, 2004. In our Report on Form 10-K for the year ended December 31, 2005, we will be required to provide an assessment of our compliance that takes into account an assessment of PharmaNet, SFBC Taylor Technology and all of our other currently existing subsidiaries as of December 31, 2005.

      Based on our assessment, our management believes that as of December 31, 2004, our internal control over financial reporting was effective based upon the above criteria.
      Our registered public accounting firm, Grant Thornton LLP, has issued an audit report on our assessment of our internal control over financial reporting. This audit report is contained at the end of this Report immediately prior to our consolidated financial statements.
Changes in Internal Control Over Financial Reporting
      We are committed to improving and enhancing our internal control over financial reporting. As part of our commitment, we remediated certain internal controls identified during our 2004 process of assessing and testing internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B.	Other Information.
      On December 21, 2004, the Compensation Committee of our board of directors awarded $1.1 million in one-time bonuses relating to our successful sale of $143.75 million in convertible notes and our entry into a $160 million credit facility. Of these bonuses, Lisa Krinsky, M.D., our chairman and president, Mr. Arnold Hantman, our chief executive officer, and Dr. Gregory B. Holmes, executive vice president of clinical operations, each received $250,000, Mr. David Natan, chief financial officer, received $125,000 and other employees received the balance. These bonuses have been recorded as deferred financing costs and will be amortized over approximately five and one-half years.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
Directors and Executive Officers
      The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. Our next annual meeting of stockholders at which directors are elected is scheduled to be held in June 2005. Our officers are elected annually by the board of directors.

Names	Age	Position(s)

Lisa Krinsky, M.D.	41	Chairman of the Board and President (Chief Operating Officer)
Arnold Hantman, C.P.A	68	Chief Executive Officer, Treasurer and Director
Gregory B. Holmes, Pharm.D	48	Executive Vice President of Clinical Operations
David Natan, C.P.A	51	Vice President of Finance (Chief Financial Officer)
Jeffrey P. McMullen	53	President and Chief Executive Officer of PharmaNet
Marc LeBel, Pharm.D	50	President of Anapharm
Jack Levine, C.P.A	54	Director
David Lucking	51	Director
Leonard I. Weinstein, Ph.D	59	Director
      Lisa Krinsky, M.D. has served as the chairman of our board of directors and president (chief operating officer) of our company since 1999. She is the head of our United States Phase I and early Phase II operations. Dr. Krinsky founded South Florida Kinetics, Inc., our Miami subsidiary, in 1995 and since that date she has been its chairman and chief executive officer.

      Arnold Hantman, C.P.A. was a founder of and has served as our treasurer and a director of our company since 1984 and chief executive officer since 1995. From 1977 to 1984, Mr. Hantman was executive vice president and a director of American Hospital Management Corporation, a hospital management company. Prior to 1977, Mr. Hantman practiced as a certified public accountant with Wiener, Stern & Hantman for over 20 years. Mr. Hantman is a life member of the American and Florida Institutes of Certified Public Accountants and a licensed attorney in the State of Florida.
      Gregory B. Holmes, Pharm.D. joined South Florida Kinetics as executive vice president of clinical operations in February 1999 and has served in the same capacity with our company since June 1999. From January 1997 to February 1999, Dr. Holmes was president of clinical research for Phoenix International Life Sciences, a company now owned by MDS PharmServices, a leading global drug development services company. From May 1988 to January 1997, Dr. Holmes held several executive positions, including vice president of clinical research and vice president of international business, with Pharmaco International Inc., the clinical research division of Pharmaceutical Product Development, a leading global drug development services company. Dr. Holmes is a member and fellow of the American College of Clinical Pharmacology.
      David Natan, C.P.A. became our vice president of finance (chief financial officer) in March 2002, having first joined us in February 2002. Previously, Mr. Natan was employed by Global Technovations, Inc. as its vice president and chief financial officer from June 1995 through February 2002. Global Technovations, Inc. filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in December of 2001. Mr. Natan is a certified public accountant and he also has served as chief financial officer for two other public companies.
      Jeffrey P. McMullen is the president and chief executive officer of PharmaNet, our newest subsidiary. Mr. McMullen co-founded PharmaNet in 1996. Prior to becoming president and chief executive officer of PharmaNet in 2004, Mr. McMullen held the positions of president and chief operating officer since 2003, executive vice president and chief operating officer since 2001 and senior vice president, business development since 1996. Mr. McMullen has more than 30 years of drug development industry experience including international experience in Europe, Japan, South America, and Asia. His professional experience includes 13 years with major drug development services companies as vice president of business development and director of clinical research, and nine years at Sterling Drug in the clinical, regulatory, and drug metabolism areas.
      Marc LeBel, Pharm.D. is a founder of and has been president of Anapharm, our Canadian subsidiary, since 1994. He is also a fellow of the American College of Clinical Pharmacy and the Canadian Society of Hospital Pharmacists. He is the author of more than 100 publications on clinical pharmacology, including studies on pharmacokinetics and pharmacodynamics evaluation of drugs. Dr. LeBel has over 25 years of experience in providing drug development services.
      Jack Levine, C.P.A. has been a director of our company since August 1999 and has been our lead director since November 2003. Mr. Levine is a certified public accountant in the State of Florida, and has been the president of Jack Levine, P.A. since 1984. He has been a director of Beach Bank, Miami Beach, Florida, since August 2000 and is chairman of its audit committee. Since July 30, 2004, Mr. Levine has been a director of Grant Life Sciences, Inc. Mr. Levine is a member of the National Association of Corporate Directors, Washington, D.C. Mr. Levine is also a member of the American and Florida Institutes of Certified Public Accountants.
      David Lucking has been a director of our company since June 2002. Since March 2003 he has been employed by SoLar Pharmaceuticals, Inc., a development-stage branded pharmaceutical firm, as executive vice president and chief operating officer. Previously, Mr. Lucking held senior management positions at Noven Pharmaceuticals, Inc. from its inception in 1987 until 2003, when he joined SoLar. At Noven he served as Executive Director of Regulatory Affairs and was extensively involved in conducting preclinical and clinical trials, coordinating with the FDA and European pharmaceutical regulatory agencies and participating in creating strategic plans relating to developing pharmaceutical projects from concept to FDA approval.
      Leonard I. Weinstein, Ph.D. has been a director of our company since June 1999. For more than five years, Dr. Weinstein has been an independent consultant providing services to the healthcare industry, primarily in connection with the sale of medical practices. From April 1, 2004 through September 30, 2004, Dr. Weinstein served as president and a director of Medical Makeover Corporation of America.
      Our board of directors consists of five directors all of whom are elected annually. We have undertaken to nominate Jeffrey P. McMullen for election by our stockholders to our board of directors at our next annual meeting of stockholders to be held in June 2005. We will also need to add at least one additional independent director to our board of directors at that meeting.
Committees of the Board of Directors
      We have a Compensation Committee, Audit Committee and Nominating Committee, each consisting of independent directors within the meaning of the rules of the Nasdaq Stock Market. Because we currently have three independent directors, our Audit Committee is responsible for corporate governance. As we expand our board of directors, we may establish a Corporate Governance Committee. The role of our Compensation Committee is described in Item 11. “Executive Compensation — Compensation Committee.”
Audit Committee
      The Audit Committee’s primary role is to review our accounting policies and issues which may arise in the course of our audit. The Audit Committee selects our independent auditors, approves all audit and non-audit services, and reviews the independence of our auditors. The Audit Committee also reviews the audit and non-audit fees of the auditors. Our Audit Committee is also responsible for certain corporate governance and legal compliance matters. As part of its compliance responsibilities, our Audit Committee must approve all transactions between us and any executive officer or director as required by Nasdaq National Market rules.
      The Audit Committee is governed by its Audit Committee Charter. The members of the Audit Committee are Mr. Jack Levine, as chairman, Mr. David Lucking and Dr. Leonard I. Weinstein. Our Audit Committee chairman meets monthly with our chief financial officer and participates in disclosure decisions prior to the issuance of press releases and filings with the SEC.
      Our board of directors has determined that Mr. Levine is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act, and that all of the members of the Audit Committee are independent, as that term is defined by the rules of the SEC and the Nasdaq National Market relating to Audit Committee members.
Nominating Committee
      Our Nominating Committee’s role is to nominate candidates for our board of directors. Its duties are governed by our Nominating Committee charter. The members of the Nominating Committee are Mr. Jack Levine, Mr. David Lucking and Dr. Leonard Weinstein. The Nominating Committee is currently seeking out new candidates in order to expand our board of directors. It will consider nominations made by stockholders who provide written information to the Committee.
Section 16(a) Beneficial Ownership Reporting Compliance.
      Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than 10 percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on our review of the Forms 3 and 4 submitted to us during and for fiscal 2004, we believe that our directors, executive officers and 10% stockholders have complied with all Section 16(a) filing requirements.
Code of Ethics
      We have adopted a code of ethics that applies to our directors and all of our employees including our executive officers. This is also posted on our website. Our Internet address is www.sfbci.com. A copy of our code of ethics will be provided without charge, upon request by mail at SFBC International, Inc., 11190

Biscayne Boulevard, Miami, FL 33181, Attention: Ms. Ana Lopez. We intend to satisfy the disclosure requirements of amendments to or waivers from a provision of the code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions by posting such information on our website. Our Internet website and the information in or connected to our website are not incorporated into this Report.

Item 11.	Executive Compensation.
Executive Compensation
      Set forth below is information with respect to compensation paid by us for 2004, 2003, and 2002, to our chief executive officer and the four other most highly compensated executive officers of SFBC.
SUMMARY COMPENSATION TABLE

							Long Term
		Annual Compensation					Compensation

(a)	(b)	(c)		(d)		(e)	(f)	(g)

							Securities
						Other Annual	Underlying	All Other
Name and						Compensation(2)	Options/SARs	Compensation
Principal Position	Year	Salary ($)		Bonus ($)		($)	(#)	($)

Arnold Hantman,	2004	$400,000		$178,475	(1)	—	75,000	$0
Chief Executive	2003	$325,000		$129,115	(1)	—	0	$0
Officer	2002	$250,000		$25,000	(1)	—	60,000	$0
Lisa Krinsky, M.D.,	2004	$475,000		$297,458	(1)	—	75,000	$0
President	2003	$400,000		$215,190	(1)	—	0	$0
	2002	$325,000		$35,000	(1)	—	60,000	$0
Gregory B. Holmes, Ph.D,	2004	$325,000		$200,000		—	135,000	$90,000
Executive Vice President	2003	$275,000		$75,000		—	0	$0
of Clinical Operations	2002	$200,000		$140,000		—	115,000	$0
Marc LeBel, Ph.D.	2004	$265,508		$135,592		—	30,000	$0
	2003	$199,500		$55,000		—	0	$0
	2002	$140,194	(3)	$0		—	35,000	$0
Gary Ingenito(4)	2004	$290,000		$150,000		—	27,000	$18,000
	2003	$72,500		$0		—	0	$0
	2002	$0		$0		$0	0	$0

(1)	Represents bonuses paid in the year indicated, but earned in the prior year.

(2)	For each of the named executive officers, the aggregate amount of personal benefits, which vary by individual and include car allowances and insurance, disability, life and medical insurance, does not exceed the lesser of 10% of the total salary and bonus reported or $50,000.

(3)	Represents salary paid by us from March 15, 2002 through December 31, 2002. Dr. LeBel was not employed by us prior to March 15, 2002.

(4)	Dr. Ingenito joined us in October 2003 and resigned in January 2005. His 18,000 vested options expire in April 2005; the remaining 9,000 unvested options expired effective with his resignation.
Executive Compensation Agreements
      Effective January 1, 2004, based upon unanimous approval of the Compensation Committee and the Audit Committee, we agreed to the terms of new three-year employment agreements with each of Dr. Krinsky, Mr. Hantman and Dr. Holmes. However, definitive written employment agreements were not executed. During 2004, we paid salaries to each of Dr. Krinsky, Mr. Hantman and Dr. Holmes under the terms approved by the Committees. Dr. Krinsky, Mr. Hantman and Dr. Holmes have received benefits which are similar to those received under their prior written employment agreements. We also pay the premiums on $1 million life insurance policies owned by each of Dr. Krinsky and Mr. Hantman. The amounts of the base salaries each received in 2004 (and continue to receive in 2005) is listed in the table below.

      The table chart below contains the base salaries paid under the 2004 oral employment agreements and the base salaries paid in 2002 and 2003 under their previous employment agreements (as amended) which expired in March 2004.

Person	2004 Base Salary(1)	2003 Base Salary	2002 Base Salary

Lisa Krinsky, M.D.	$475,000	$400,000	$325,000
Arnold Hantman	$400,000	$325,000	$250,000
Dr. Gregory B. Holmes	$325,000	$275,000	$200,000

(1)	Retroactive to January 1, 2004.
      Based on the Committees’ approval, Dr. Krinsky and Mr. Arnold Hantman were entitled to bonuses for 2004. Dr. Krinsky was entitled to receive an annual bonus of 2.5% of pre-tax income and Mr. Hantman to receive an annual bonus of 1.5% of pre-tax income, not to exceed their respective base salaries. Based on this formula, Dr, Krinsky and Mr. Hantman would have been entitled to receive bonuses of $475,000 and $400,000, respectively. On February 23, 2005, our Compensation Committee in exercising its oversight awarded bonuses of $356,250 and $300,000 to Dr. Krinsky and Mr. Hantman, respectively, for 2004. In addition, our Compensation and Audit Committees awarded Dr. Holmes a discretionary $200,000 bonus in April 2004. The Compensation Committee awarded Mr. David Natan, our chief financial officer, a discretionary bonus of $25,000. Dr. Marc LeBel, president of Anapharm, received a bonus of $135,592 in 2004.
      In addition to the above bonuses, in December 2004, our Compensation Committee awarded $1.1 million in discretionary bonuses related to the efforts of our management in securing two debt financings in 2004 — the $143.75 million of convertible notes and the $160 million credit facility. These bonuses were awarded as follows:

Dr. Lisa Krinsky	$250,000
Mr. Arnold Hantman	$250,000
Dr. Gregory Holmes	$250,000
Mr. David Natan	$125,000
Other Employees	$225,000
      In March 2002, we entered into a three-year employment agreement with Mr. David Natan, our vice president of finance which provided for an annual salary of $170,000 per year and a monthly automobile allowance of $600. This agreement was recently automatically renewed for a one-year term expiring in March 2006. Effective January 1, 2004, his annual salary was increased to $210,000. Mr. Natan received a $10,000 bonus in January 2004, a $25,000 bonus in February 2005 and the $125,000 bonus referred to above. If Mr. Natan is terminated without cause, he is entitled to one year’s base salary as well as the benefits provided for in his employment agreement for the remainder of the term of the agreement.
      As part of our acquisition of PharmaNet, we entered into a three-year employment agreement (terminable by either party on 90 days’ notice) with Mr. Jeffrey P. McMullen, its president and chief executive officer. Pursuant to the agreement, Mr. McMullen receives an annual salary of $475,000 with a guaranteed annual increase of at least 4% per annum, an annual bonus equal to 1.5% of PharmaNet’s adjusted pre-tax income (not to exceed his base salary). Mr. McMullen also receives benefits including a luxury car and all costs associated with it including the income taxes incurred, up to $12,000 per year in financial planning fees and a club membership. If Mr. McMullen’s employment is terminated without cause, he is entitled to an additional 90 days’ severance pay.
      Mr. McMullen also received 135,000 vested stock options exercisable at $44.43 per share, which is equal to 110% of fair market value at the date of grant. Additionally, similar to other key PharmaNet executives, Mr. McMullen used 20% of his after tax proceeds to purchase 69,200 shares of our restricted common stock at a 15% discount. In connection with that purchase, he received options to purchase 103,800 shares exercisable at 110% of fair market value.

      In March 2002, Anapharm entered into a written agreement with Dr. Marc LeBel providing for a five-year employment term at an initial base salary of $266,000 Canadian (approximately $214,000 per year in United States dollars based on the exchange rate as of March 1, 2005) with increases in his base salary upon Anapharm meeting targeted financial results, subject to approval of the board of directors. Dr. LeBel is eligible to receive bonuses during the term of his employment in accordance with revenue and income targets established by us. In 2003 and 2004, he received bonuses of $55,000 and $135,592 in United States dollars, respectively. Additionally, as part of his employment agreement we awarded Dr. LeBel 52,500 10-year stock options exercisable at $15.93 per share. Effective on January 1, 2004, we increased Dr. LeBel’s base salary to approximately $330,000 Canadian (approximately $266,000 in United States dollars based on the exchange rate as of March 1, 2005). If Dr. LeBel is terminated without cause or his employment is not renewed, he is entitled to one year’s severance.
      Dr. Alan Xu, president of SFBC Analytical, Inc. was previously an executive officer of SFBC until our acquisition of Anapharm. Dr. Xu receives an annual salary of $230,000 and an annual bonus of $200,000 payable if still employed by us on each August 20th which is applied against the $1,000,000 loan we made Dr. Xu when we purchased SFBC Analytical on August 20, 2001. As of February 20, 2005, the loan balance due to SFBC was $400,000. In 2003 and 2004, we paid Dr. Xu discretionary bonuses of $100,000 and $110,000, respectively. Dr. Xu may terminate his employment agreement if his duties are substantially modified or if any entity or person who is not an executive officer of ours becomes individually or as part of a group the owner of more than 30% of our common stock. If this occurs he is entitled to two years’ base salary, and the payment is to be made on a monthly basis. In October 2003, we entered into a four-year employment agreement with Gary Ingenito, M.D., Ph.D., who was hired as our senior vice president. Dr. Ingenito resigned in January 2005 after the PharmaNet acquisition. Dr. Ingenito received an annual salary of $290,000 per year and an annual bonus of $150,000. In addition, Dr. Ingenito received 3,000 shares of restricted common stock.
      We do not have any formal pension, profit sharing or such other similar plans pursuant to which we pay additional cash or non-cash compensation to our employees including the individuals specified above, other than our 1999 Stock Plan, our 2004 Employee Stock Purchase Plan and our 401(k) plans. The 2004 Employee Stock Purchase Plan permits our non-management employees to purchase shares of our common stock at 85% of the lower of fair market value on the first or last day of each six-month purchase period. We also had a 2004 Acquisition Stock Option Plan pursuant to which we granted stock options to certain PharmaNet executives. We do not intend to grant any additional options under this Plan beyond those granted last year. We also maintain two 401(k) plans for our United States employees, one for certain employees of SFBC and subsidiaries other than PharmaNet and its subsidiaries and one for PharmaNet and its U.S. subsidiaries. Both plans provide for discretionary contributions. We are reviewing both of the 401(k) plans for comparability of benefits as a result of the merger with PharmaNet.
      In connection with our acquisition of PharmaNet, it became apparent that PharmaNet executives were paid at higher compensation levels than were paid to our executive officers. The Compensation Committee determined it was appropriate to conduct a full review of our executive compensation, assisted by outside experts. Thus, in late 2004 our Compensation Committee engaged a compensation consulting firm to advise it with respect to executive compensation. The compensation consulting firm will evaluate and provide recommendations to our Compensation Committee for possible changes to our compensation policies on a prospective basis, and will not impact compensation paid in prior years. Our goal is to compensate our executive officers on a competitive basis as compared to similar corporations within our industry and other similar growth companies. We believe this will permit us to continue to attract and retain the best executives available to us.
Compensation of Directors
      Our independent directors receive fees of $1,000 for each formal meeting of our board of directors and board committee. Additionally, upon election to our board (and again after the full vesting of any previously granted options), we issue our directors options to purchase 45,000 shares of our common stock at fair market value, which options vest over a three-year period subject to continued service as a director.

Additionally, our lead director, Mr. Jack Levine receives a fee of $5,000 per month and a grant every three years of options to purchase an additional 15,000 shares of our common stock (vesting as described above). We reimburse our directors for expenses incurred in attending corporate governance and other educational seminars. We do not compensate our executive officers for their service on our board of directors.
Compensation Committee Interlocks and Insider Participation
      The members of the Compensation Committee are Messrs. Jack Levine and David Lucking, and Dr. Leonard I. Weinstein, as chairman. Each member served on the Committee for all of 2004, and no other person served on the Committee during 2004. There are no members of the Compensation Committee who were officers or employees of our company or any of our subsidiaries during the fiscal year, formerly officers of ours, or had any relationship otherwise requiring disclosure in this Form 10-K.
      The following tables provide information with respect to the grant and exercise of options to purchase our common stock by our named executive officers for the fiscal year ended December 31, 2004.
Option/ SAR Grants in Last Fiscal Year

	Number of					Potential Realizable Value
	Securities		% of Total			at Assumed Annual Rates
	Underlying		Option/SARs			of Stock Price Appreciation
	Options/		Granted to	Exercise		for Five Year Option Term
	SARs		Employees in	Price per	Expiration
Name	Granted		Fiscal Year	Share	Date	5%	10%

Lisa Krinsky, M.D.	75,000		6.1%	27.23	7/27/09	$564,236	$1,246,814
Arnold Hantman	75,000		6.1%	27.23	7/27/09	$564,236	$1,246,814
Dr. Gregory Holmes	135,000		11.0%	24.37	4/29/09	$908,953	$2,008,547
Dr. Marc LeBel	45,000		3.7%	24.37	4/29/09	$302,984	$669,516
Dr. Gary Ingenito	27,000	(1)	2.2%	24.37	4/29/09	$181,791	$401,709

(1)	9,000 of the options granted to Dr. Ingenito expired upon his resignation. The remaining 18,000 options will expire in April 2005, which is three months following his resignation.
Aggregated Option/ SAR Exercises in Last Fiscal Year and FY-End Option/ SAR Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-The-
			Options/SARs at Fiscal		Money Options/SARs at
	Shares		Year-End		Fiscal Year-End
	Acquired on	Value
Name	Exercise (#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Lisa Krinsky, M.D.	150,000	$2,989,500	164,300	25,000	$3,535,839	$306,750
Arnold Hantman	75,000	$1,494,750	149,300	25,000	$3,201,339	$306.750
Dr. Gregory Holmes	112,500	$1,445,625	187,500	45,000	$4,146,150	$1,517,100
Dr. Marc LeBel	0	N/A	73,750	23,750	$1,691,325	$226,950
Dr. Gary Ingenito	0	N/A	18,000	9,000	$272,340	$136,170

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
Principal Stockholders
      The following table sets forth the number of shares of our voting stock beneficially owned as of March 2, 2005 by each person known by us to be the beneficial owner of at least 5% of our common stock, each of our directors, each of our executive officers, and all of our executive officers and directors as a group. As of March 2, 2005, we had 15,184,692 shares of common stock outstanding.
      In February 2005, we filed a registration statement relating to the proposed sale of 3,500,000 shares of common stock, including the issuance and sale of 3,078,000 shares proposed to be sold by us (subject to the underwriters’ option to purchase 525,000 additional shares to cover overallotments, if any) and the sale of 422,000 shares proposed to be sold by certain of our executive officers and directors. The table does not give effect to the sale of any of these shares.
      We believe that all persons named in the table have sole voting and investment power with respect to all securities beneficially owned by them. Beneficial ownership exists when a person either has the power to vote or sell common stock. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the applicable date, whether upon the exercise of options or otherwise.

	Shares of
Name and Address of Beneficial Owner(1)	Common Stock	Percent

Lisa Krinsky, M.D.(2)	1,068,530	7.0%
Arnold Hantman, C.P.A(3)	580,416	3.8
Gregory B. Holmes, Pharm.D.(4)	308,510	2.0
David Natan, C.P.A(5)	27,750	*
Jeffrey P. McMullen(6)	204,200	1.3
504 Carnegie Center
Princeton, NJ 08540
Marc LeBel, Pharm.D.(7)	153,402	1.0
2050, boul Rene-Levesque Ouest
Sante-Foy (Quebec)
Canada G1V 2K8
Jack Levine, C.P.A.(8)	120,750	*
David Lucking(9)	74,250	*
Leonard I. Weinstein, Ph.D.(5)	12,500	*
All executive officers and directors as a group (9 persons)	2,550,308	16.0%

*	Less than one percent

(1)	Except where indicated, each of the persons listed above has the address c/o SFBC International, Inc., 11190 Biscayne Boulevard, Miami, Florida 33181.

(2)	Includes 164,300 shares of common stock issuable upon exercise of options.

(3)	Includes 149,300 shares of common stock issuable upon exercise of options. Does not include 2,000 shares of common stock held in the name of his wife, as to which Mr. Hantman disclaims beneficial ownership.

(4)	Includes 127,500 shares issuable upon exercise of options.

(5)	All of these shares are issuable upon exercise of options.

(6)	Includes 135,000 shares issuable upon exercise of options.

(7)	Includes 73,750 shares issuable upon exercise of options.

(8)	Includes 2,250 shares held by Jack Levine Trustee, Jack Levine, P.A. Money Purchase Plan, 2,250 shares held by Jack Levine, Trustee, Jack Levine, P.A. Profit Sharing Trust, and 101,250 shares issuable upon exercise of options.

(9)	Includes 37,500 shares of common stock issuable upon exercise of options

Equity Compensation Plans
      The following table reflects information relating to equity compensation plans as of December 31, 2004.

Number of
	Securities to be	Weighted	Number of
	Issued upon	Average	Securities
	Exercise of	Price of	Remaining
	Outstanding	Outstanding	Available for
Plan Category	Options	Options	Future Issuance

Equity compensation plans approved by security holders(1)	1,265,301	$15.99	337,952
Equity compensation plans not approved by security holders(2)	913,947	$39.66	0

(1)	Consists of our 1999 Stock Plan and 2004 Employee Stock Purchase Plan.

(2)	Includes 7,500 options issued in connection with our 2000 initial public offering issued to the underwriters of that offering. Does not include 3,750 warrants issuable upon exercise of the underwriters’ options issued in connection with our 2000 initial public offering. Also includes 842,447 options issued to PharmaNet executives effective December 22, 2004 under our 2004 Acquisition Stock Option Plan, and excludes 200,000 options which we agreed to grant to 10 PharmaNet executives on each of December 22, 2005 and 2006, subject to continued employment with us on the applicable grant date, pursuant to which we will issue each such executive 10,000 options that will be exercisable at the fair market value on the date of issuance.

Item 13.	Certain Relationships and Related Transactions.
      None.

Item 14.	Principal Accounting Fees and Services.

	2004	2003

Audit Fees(1)	$1,204,794	$496,090
Audit-Related Fees(2)	$11,400	$63,258
Tax Fees(3)	$145,700	$104,452
All Other Fees	$0	$0

Total	$1,361,894	$663,800

(1)	For 2004, Audit Fees consists of an integrated audit including the financial statement audit and the audit of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act, quarterly review services, and consents relating to SEC filings.

(2)	For 2003, Audit Related Services consisted of due diligence, our acquisition of Clinical Pharmacology, and audits of employee benefit plans.

(3)	For 2004 and 2003, Tax Fees consisted of tax compliance services and tax advice including services related to our European joint venture and Anapharm.
      The Audit Committee has adopted policies and procedures that require the pre-approval by the Audit Committee of all fees paid to and services performed by our principal registered independent accountants and other auditing firms. At the beginning of each year, the Audit Committee approves the proposed services along with the range of corresponding fees to be provided by our independent registered accountants. If any proposed service would exceed the pre-approved cost levels, the proposed service requires specific pre-approval. In addition, specific pre-approval is required for any proposed services that may arise during the year that are outside the scope of the initial services pre-approved by the Audit Committee. The Audit Committee also adopted a policy acknowledging and specifically prohibiting our independent registered accountants from performing any of those non-audit services which a company’s principal independent accountant are prohibited from performing by the Sarbanes-Oxley Act.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
      The following documents are filed as part of this report:
      1. Financial Statements
      2. Financial Statement Schedules
      3. Exhibits

Exhibit Index

Exhibit
Number	Description

3.1	Certificate of Incorporation(1)

3.2	First Amendment to Certificate of Incorporation(1)

3.3	Certificate of Correction to Certificate of Incorporation(2)

3.4	Certificate of Correction to Certificate of Incorporation(7)

3.5	Bylaws(1)

3.6	First Amendment to the Bylaws(2)

3.7	Second Amendment to the Bylaws(5)

3.8	Third Amendment to the Bylaws(4)

4.1	Form of Common Stock Certificate(1)

4.2	Indenture relating to 2.25% Convertible Senior Notes due 2024(6)

4.3	Form of 2.25% Convertible Senior Notes due 2024(6)

4.4	Registration Rights Agreement relating to 2.25% Convertible Senior Notes due 2024(6)

10.1	1999 Stock Plan(4)

10.2	Credit and Security Agreement

10.3	Audit Committee Charter(4)

10.4	Post-Closing Agreement regarding the Acquisition of 11190 Biscayne Boulevard, Miami Florida(4)

10.5	Acquisition Agreement (Clinical Pharmacology Associates)(3)

10.6	Agreement and Plan of Merger (Taylor Technology, Inc.)(8)

10.7	Amended and Restated Agreement and Plan of Merger with PharmaNet(9)

10.8	2004 Acquisition Stock Option Plan(8)

10.9	Form of Stock Option Agreement

10.10	Amended and Restated Stock Option Agreement (Jeffrey P. McMullen)

10.11	Summary of Bonus Compensation

10.12	Jeffrey P. McMullen Employment Agreement

21	Subsidiaries of SFBC International, Inc.

23	Consent of Grant Thornton LLP dated March 7, 2005

31.1	Certification of Chief Executive Officer (Section 302)

31.2	Certification of Chief Financial Officer (Section 302)

32.1	Certification of Chief Executive Officer (Section 956)

32.2	Certification of Chief Financial Officer (Section 956)

(1)	Contained in Form SB-2 filed on August 17, 1999

(2)	Contained in Form SB-2 filed on October 5, 2000

(3)	Contained in Form 8-K filed on August 19, 2003

(4)	Contained in Form 10-K filed on March 15, 2004

(5)	Contained in Form 10-KSB filed on March 31, 2003

(6)	Contained in Form S-3 filed on November 2, 2004

(7)	Contained in Form 10-Q filed on August 4, 2004

(8)	Contained in Form 8-K filed on July 30, 2004

(9)	Contained in Form 8-K filed on December 27, 2004

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFBC International, Inc.

By:	/s/ Arnold Hantman

Arnold Hantman, Chief Executive Officer
Date: March 7, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lisa Krinsky, M.D. Lisa Krinsky, M.D.	Chairman of the Board of Directors	March 7, 2005

/s/ Arnold Hantman Arnold Hantman	Director	March 7, 2005

/s/ David Natan David Natan	Vice President of Finance (Principal Financial Officer and Chief Accounting Officer)	March 7, 2005

/s/ Jack Levine Jack Levine	Director	March 7, 2005

/s/ Dr. Leonard Weinstein Dr. Leonard Weinstein	Director	March 7, 2005

/s/ David Lucking David Lucking	Director	March 7, 2005

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
SFBC International, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SFBC International, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SFBC International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      As indicated in Management’s Report on Internal Controls over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its wholly-owned subsidiaries SFBC Taylor Technologies Inc. and PharmaNet, Inc. which were acquired in 2004 and constituted approximately 63% of total consolidated assets as of December 31, 2004. Refer to Note K of the consolidated financial statements for further discussion of these acquisitions. Our audit of internal control over financial reporting of SFBC International Inc. also did not include an evaluation of the internal control over financial reporting of these acquired companies.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that SFBC International, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on COSO. Also in our opinion, SFBC International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on COSO.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SFBC International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 7, 2005 expressed an unqualified opinion on those consolidated financial statements.
/s/ Grant Thornton LLP
Miami, Florida
March 7, 2005

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
SFBC International, Inc.
      We have audited the accompanying consolidated balance sheets of SFBC International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SFBC International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
      We have also audited, in accordance with the standards of the Public Company Overnight Board (United States), the effectiveness of SFBC International Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2005 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Miami, Florida
March 7, 2005

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	December 31,	December 31,
	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$24,908,585	$56,020,452
Investment in marketable securities	9,735,708	3,911,546
Accounts receivable, net	98,067,099	32,857,531
Income tax receivable	6,996,120	1,350,507
Loans receivable from stockholders	207,288	210,870
Deferred income taxes	3,562,407	121,565
Prepaids and other current assets	6,788,903	4,058,486

Total current assets	150,266,110	98,530,957
Loans receivable from stockholders	200,000	400,000
Property and equipment, net	63,906,271	24,177,018
Goodwill, net	292,672,986	47,789,383
Other intangibles, net	38,421,973	2,111,493
Deferred income taxes	—	—
Other assets, net	12,719,770	41,751

Total assets	$558,187,110	$173,050,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,203,741	$5,765,365
Accrued liabilities	15,589,798	4,913,332
Purchase consideration due to stockholders	10,266,357	1,739,677
Client advances, current	23,309,597	4,733,819
Line of credit, current	5,000,000	—
Capital lease obligations and notes payable, current	3,257,288	1,997,733
Long term debt, current	10,000,000	—

Total current liabilities	82,626,781	19,149,926
Client advances	27,359,504	—
Deferred income taxes	16,165,895	303,721
Capital lease obligations and notes payable	5,510,022	3,653,683
Long term debt	110,000,000
2.25% Convertible senior notes payable, due 2024	143,750,000	—
Minority interest in joint venture	359,581	—
Commitments	—	—
Stockholders’ equity
Preferred stock. $0.10 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized, 15,053,888 shares and 14,985,834 shares issued and outstanding as of December 31, 2004 and December 31, 2003	15,054	14,986
Additional paid-in capital	123,005,497	123,854,436
Retained earnings	43,882,030	24,223,139
Deferred compensation	(83,467)	(732,380)
Accumulated other comprehensive earnings	5,596,213	2,583,091

Total stockholders’ equity	172,415,327	149,943,272

Total liabilities and stockholders’ equity	$558,187,110	$173,050,602

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Twelve Months Ended
	December 31,

	2004	2003	2002

Net revenue	$159,584,684	$103,852,536	$64,740,047
Costs and expenses
Direct costs	86,457,994	59,309,054	36,727,571
Selling, general and administrative expenses	45,598,163	29,964,627	17,867,455

Total costs and expenses	132,056,157	89,273,681	54,595,026
Earnings from operations	27,528,527	14,578,855	10,145,021
Other income (expense)
Interest income	1,345,872	271,935	446,662
Interest expense	(2,690,995)	(427,122)	(281,880)

Total other income (expense)	(1,345,123)	(155,187)	164,782

Earnings before income taxes and minority interest	26,183,404	14,423,668	10,309,803
Income tax expense	6,198,571	2,841,960	2,441,565

Earnings before minority interest	19,984,833	11,581,708	7,868,238
Minority interest in joint venture	325,942	—	—

Net earnings	$19,658,891	$11,581,708	$7,868,238

Earnings per share:
Basic	$1.31	$0.99	$0.74

Diluted	$1.25	$0.92	$0.70

Shares used in computing earnings per share:
Basic	15,047,245	11,751,885	10,565,277

Diluted	15,753,815	12,534,537	11,230,839

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

							Accumulated	Common
	Common Stock		Additional	Retained	Note		Other	Stock
			Paid-In	Earnings	Receivable	Deferred	Comprehensive	Held in
	Shares	Par Value	Capital	(Deficit)	Officer	Compensation	Earnings	Treasury	Total

Balances — January 1, 2002	10,005,480	10,005	49,910,510	4,773,193	(62,500)	—	—	—	54,631,208
Comprehensive earnings:
Net earnings	—	—	—	7,868,238	—	—	—	—	7,868,238
Foreign currency translation	—	—	—	—	—	—	18,332	—	18,332

Total comprehensive earnings									7,886,570
Common stock options issued as compensation	—	—	35,417	—	—	—	—	—	35,417
Exercise of stock options and warrants	505,391	506	1,320,599	—	—	—	—	—	1,321,105
Common stock issued — Anapharm acquisition	251,063	251	3,255,192	—	—	—	—	—	3,255,443
Common stock issued — NDS acquisition	351,090	351	3,022,228	—	—	—	—	—	3,022,579
Repurchase of common stock	—	—	—	—	—	—	—	(2,176,484)	(2,176,484)
Tax benefit resulting from exercise of stock options	—	—	520,352	—	—	—	—	—	520,352
Repayment of note receivable — officer	—	—	—	—	62,500	—	—	—	62,500

Balances — December 31, 2002	11,113,023	11,113	58,064,298	12,641,431	—	—	18,332	(2,176,484)	68,558,690
Comprehensive earnings:
Net earnings	—	—	—	11,581,708	—	—	—	—	11,581,708
Foreign currency translation	—	—	—	—	—	—	2,564,759	—	2,564,759

Total comprehensive earnings									14,146,467
Exercise of stock options and warrants	436,433	436	2,221,108	—	—	—	—	—	2,221,544
Common stock issued — Danapharm acquisition	40,719	41	479,021	—	—	—	—	—	479,062
Common stock issued — CPA acquisition	664,608	665	9,046,865	—	—	—	—	—	9,047,530
Common stock issued as deferred compensation	37,500	37	758,743	—	—	(732,380)	—	—	26,400
Retirement of treasury shares	(306,450)	(306)	(2,176,178)	—	—	—	—	2,176,484	—
Proceeds from public offering	3,000,000	3,000	55,457,000	—	—	—	—	—	55,460,000
Offering costs	—	—	(1,617,161)	—	—	—	—	—	(1,617,161)
Tax benefit resulting from exercise of stock options	—	—	1,620,740	—	—	—	—	—	1,620,740

Balances — December 31, 2003	14,985,833	14,986	123,854,436	24,223,139	—	(732,380)	2,583,091	—	149,943,272
Comprehensive earnings:
Net earnings	—	—	—	19,658,891	—	—	—	—	19,658,891
Foreign currency translation	—	—	—	—	—	—	3,013,122	—	3,013,122

Total comprehensive earnings									22,672,013
Exercise of stock options and warrants	447,135	447	1,558,379	—	—	—	—	—	1,558,826
Additional purchase consideration — CPA earnout	75,354	75	1,999,925	—	—	—	—	—	2,000,000
Common stock issued — Taylor Technology acquisition	133,595	134	3,820,683	—	—	—	—	—	3,820,817
Common stock issued — PharmaNet acquisition	258,971	259	10,075,227	—	—	—	—	—	10,075,486
Options granted — PharmaNet acquisition	—	—	6,008,832	—	—	—	—	—	6,008,832
Amortization of common stock issued as deferred compensation	—	—	—	—	—	168,449	—	—	168,449
Forfeiture of common stock issued as deferred compensation	(27,000)	(27)	(480,437)	—	—	480,464	—	—	—
Repurchase of common stock	(820,000)	(820)	(24,951,780)	—	—	—	—	—	(24,952,600)
Tax benefit resulting from exercise of stock options	—	—	1,120,232	—	—	—	—	—	1,120,232

Balances — December 31, 2004	15,053,888	15,054	123,005,497	43,882,030	—	(83,467)	5,596,213	—	172,415,327
The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

Cash flows from operating activities
Net earnings	19,658,891	11,581,708	7,868,238
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,914,305	4,753,608	2,869,671
Amortization of deferred debt issue costs	501,152	—	—
Loss on disposal of property and equipment	39,116	—	—
Minority interest	325,942	—	—
Provision for bad debt	417,151	77,771	321,622
Noncash compensation — reduction of note receivable	200,000	200,000	200,000
Common stock and options issued as compensation	168,449	26,400	35,417
Tax benefit resulting from exercise of stock options	1,120,232	1,620,740	520,352
Changes in assets and liabilities
Accounts receivable	(18,945,493)	(7,695,451)	(5,761,714)
Income tax receivable	1,392,796	(1,056,683)	(290,221)
Prepaid expenses and other current assets	(261,406)	312,018	(2,011,931)
Other assets	319,887	188,693	(42,168)
Accounts payable	2,913,013	(2,380,710)	1,415,242
Accrued liabilities	2,775,384	1,872,245	1,005,187
Advance billings	(1,007,661)	(113,305)	2,236,828
Income taxes payable	520,813	684	(1,550,228)
Deferred income taxes	67,002	381,620	(1,545,755)

Total adjustments	(2,539,318)	(1,812,370)	(2,597,698)

Net cash provided by operating activities	17,119,573	9,769,338	5,270,540

Cash flows from investing activities
Cash consideration — acquisitions, net of cash acquired	(250,122,197)	(9,289,185)	(29,228,978)
Additional purchase price consideration	(3,444,677)	—	—
Purchase of property and equipment	(21,903,457)	(5,378,337)	(5,104,469)
Proceeds from the disposal of property and equipment	106,552	—	—
Increase in marketable securities	(5,821,441)	(1,498,024)	(2,413,522)
Change in loans to officers/stockholders	3,582	132,530	20,117

Net cash used in investing activities	(281,181,638)	(16,033,016)	(36,726,852)
Cash flows from financing activities
Borrowings against lines of credit	15,000,000	10,300,000	—
Payments on lines of credit	(10,000,000)	(10,300,000)	—
Principal additions to mortgage payable	9,000,000	—	—
Principal payments on mortgage payable	(9,000,000)	—	—
Change in capital lease obligations and notes payable	(2,019,880)	(138,743)	(429,951)
Proceeds from the issuance of long term debt	120,000,000	—	—
Proceeds from the issuance of convertible senior notes	143,750,000	—	—
Debt issue costs attributable to financing instruments	(11,226,762)	—	—
Purchase of common stock	(24,952,600)	—	(2,176,689)
Proceeds from the issuance/exercise of warrants and common stock	1,558,126	2,221,544	1,321,309
Net proceeds from secondary public offering	—	53,842,839	—

Net cash provided by financing activities	232,109,584	55,925,640	(1,285,331)
Net effect of exchange rate changes on cash	840,614	(3,006)	—
Net (decrease) increase in cash and cash equivalents	(31,111,867)	49,658,956	(32,741,643)
Cash and cash equivalents at beginning of period	56,020,452	6,361,496	39,103,139

Cash and cash equivalents at end of period	$24,908,585	$56,020,452	$6,361,496

Supplemental disclosures:
Interest paid	$1,213,063	$427,122	$271,880
Income taxes paid	$2,780,767	$2,348,672	$2,921,103
Supplemental disclosures of non-cash investing and finance activities:
Fair value of net assets (liabilities) assumed in connection with acquisition of businesses	$6,692,732	$4,394,987	$14,994,000
Common stock and options issued in connection with acquisition of business	$19,905,135	$9,526,592	$6,278,023
Professional fees accrued in connection with acquisition of business	$165,534	$—	$73,360
Common stock options issued as compensation	$168,449	$26,400	$35,417
Reduction of note receivable in lieu of bonus payment	$200,000	$200,000	$200,000
Capital lease obligation	$4,393,230	$823,896	$121,095
Additional purchase consideration related to the acquisition of businesses	$15,605,255	$1,704,378	$—
Common shares forfeited in lieu of cash payment related to option exercises	$2,269,125	$—	$—
Forfeiture of common stock previously issued as deferred compensation	$480,464	$—	$—
The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      SFBC International, Inc. (the “Company” or “SFBC”) provides early and late stage clinical drug development services to branded pharmaceutical, biotechnology, generic drug and medical device companies around the world. The Company has more than 30 offices located in North America, Europe, South America, India, and Australia. In early clinical development services, SFBC specializes primarily in the areas of Phase I and early Phase II clinical trials and bioanalytical laboratory services, including early clinical pharmacology. The Company also provides late stage clinical development services globally that focus on Phase II through IV clinical trials. The Company also offers a range of complementary services, including data management and biostatistics, clinical laboratory services, medical and scientific affairs, regulatory affairs and submissions, and clinical IT solutions.
      In May 2004, SFBC effected a three-for-two stock split in the form of a 50% stock dividend. All share amounts and per share amounts have been retroactively adjusted to give effect to the split.
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
      Management believes that the following may involve a higher degree of judgment or complexity.

Revenue and Cost Recognition
      Revenues from contracts are generally recognized as services are performed on the percentage-of-completion method of accounting with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted as adjusted for actual proportional performance. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in revenue when the work is performed and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Due to the inherent uncertainties in estimating performance, it is at least reasonably possible that the estimates used will change in the near term and the change in revenue could be material.
      In our long-term Phase III-IV contracts, historically we have reported net revenue without providing a separate line item for reimbursed out-of-pockets which consist of travel expenses and other costs. Additionally we have not reported reimbursable out-of-pocket expenses (which are a direct dollar for dollar offset against reimbursed out-of-pockets included in net revenue) as a separate direct cost line item because these items were not material. Due to the acquisition of PharmaNet, Inc. on December 22, 2004, these amounts will become material, and, beginning in January 2005, SFBC will provide a separate line item for reimbursed out of pockets and reimbursable out-of-pockets expenses in our Statement of Earnings. Such amounts were approximately $10,400,000, $5,325,000, and $990,000 in 2004, 2003, and 2002, respectively.
      Direct costs include all direct costs related to contract performance. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. Changes in job performance and estimated

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Income Taxes
      Significant management judgment is required in developing the Company’s provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. The Company evaluates quarterly its ability to realize its deferred tax assets and adjusts the amount of its valuation allowance, if necessary. The Company operates within multiple taxing jurisdictions, and is subject to audit in those jurisdictions. Because of the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.
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
      With regard to earnings from foreign operations, SFBC’s policy is to generally retain such earnings in the country in which they were generated. This permits SFBC to reduce the material United States income tax liabilities which would generally arise upon repatriation of these earnings. However, in order to provide certain flexibility, SFBC has structured its Canadian and Spanish operations to permit it to pay significant sums to SFBC without United States income tax liability. PharmaNet has not taken any similar action to date. Under the terms of SFBC’s $160 million credit facility, the Company is required to pay on an annual basis an amount equal to one-half of its excess cash flow, as defined in the credit agreement, for that fiscal year to reduce the principal balance of its term loan. SFBC expects that it will be able use its earnings from its

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
North American operations (which includes Anapharm) to make this required payment and therefore avoid any adverse United States income tax liabilities arising from the earnings of foreign subsidiaries.
      No provision has been made for U.S. taxes on the undistributed earnings of the Company’s foreign subsidiaries of approximately $20.9 and $11.2 million as of December 31, 2004 and 2003, respectively, as it is anticipated that such earnings would be reinvested in their respective operations or in other foreign operations. There were $11.8 and $8.2 million in foreign earnings in 2004 and 2003, respectively.
      The Company has no current plans to repatriate any earnings under the beneficial tax rates of the American Jobs Creation Act of 2004 but will continue to study the matter.

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
      In 2002, the Company performed a transitional test for impairment of goodwill. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. The Company assesses fair value based upon its best estimate of the present value of future cash flows that it expects to generate by the reporting unit. The Company’s annual fair value assessment is performed each December 31 on subsidiaries with material goodwill on their respective balance sheets. However, changes in expectations as to the present value of the reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.
OTHER ACCOUNTING POLICIES

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the 49%-owned Spanish joint venture which the Company controls. PharmaNet’s earnings from operations during the period from December 22, 2004 to December 31, 2004 are considered immaterial and have been excluded from SFBC’s consolidated results. The consolidated balance sheet at December 31, 2004 include the accounts of PharmaNet. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
      The Company considers all highly liquid investments with a purchased maturity of three months or less to be cash equivalents, including money market funds. Cash balances at December 31, 2004 and 2003 include $7,191,961 and $5,695,672, respectively held in foreign banks by the Company’s foreign subsidiaries.

Investment in Marketable Securities
      The Company classifies its investments in debt securities as available-for-sale in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments classified as available-for-sale are carried at fair value based on quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accumulated other comprehensive earnings, net of applicable deferred income taxes. As of December 31, 2004, 2003, and 2002 the unrealized gain/loss on investments in marketable securities were insignificant.
      Cost is determined on an average cost per unit basis for determining realized gains and losses. In 2004 and 2003 the realized gains/losses were insignificant.
      The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statement of earnings. There were no such write-downs in 2004, 2003, or 2002.

Property and Equipment
      Property and equipment is recorded at cost. Expenditures for major improvements and additions are charged to the asset accounts while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets. The range of useful lives is as follows:

Buildings	40 years
Furniture and fixtures	7 years
Machinery, equipment and software	3-7 years
Transportation	5 years
Leasehold improvements	Shorter of remaining life of asset or term of the lease

Goodwill and Intangible Assets
      The Company applied the provisions of SFAS 142 beginning on January 1, 2002. The Company has completed a transitional fair value based impairment test on its goodwill as of January 1, 2002 and the annual test on December 31, 2003 and 2004. These tests indicated that the fair value of the goodwill is equivalent to or greater than the recorded value as of January 1, 2002, December 31, 2003 and 2004, respectively; therefore, no adjustment has been made to the carrying value of the goodwill in the Company’s financial statements.
      As of December 31, 2004, the Company had total net consolidated goodwill of $292,672,986, which includes $15,102,186 of goodwill related to the acquisition Taylor Technology, Inc. on July 23, 2004 and $220,956,671 of goodwill related to the PharmaNet acquisition on December 22, 2004.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with adopting SFAS 142, the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The carrying amount of goodwill is as follows:

Goodwill, net at December 31, 2002	$30,151,148
Addition resulting from acquisitions	17,066,334
Earnout relating to New Drug Services acquisition	675,000
Other adjustments	(103,099)

Goodwill, net at December 31, 2003	$47,789,383
Addition resulting from acquisitions	236,058,857
Earnout relating to Clinical Pharmacology acquisition	8,000,000
Earnout relating to New Drug Services acquisition	486,657
Other adjustments	338,089

Goodwill, net at December 31, 2004	$292,672,986

      The components of the Company’s intangible assets are approximately as follows:

	December 31, 2004			December 31, 2003

	Weighted Average	Gross		Gross
	Amortization Period	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization
Internally-developed software	5	$454,000	$(40,000)	$—	$—
Subject Database	4	900,000	(619,000)	900,000	(394,000)
Employment and non-compete agreements	4 - 5	1,408,000	(468,000)	824,000	(303,000)
Methodologies	4	2,568,000	(1,410,000)	1,721,000	(853,000)
Technology	4	6,981,000	(41,000)
Contracts and customer relationships	3 - 4	13,529,000	(848,000)	662,000	(445,000)

Subtotal		25,840,000	(3,426,000)	4,107,000	(1,995,000)
Intangible assets not subject to amortization
Trade names	—	16,008,000	—	—	—

Total		$41,848,000	$(3,426,000)	$4,107,000	$(1,995,000)

      Amortization expense for intangible assets during the years ended December 31, 2004, 2003 and 2002 was approximately $1,431,000, $1,157,000, and $783,000, respectively. Based on the preliminary PharmaNet

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
purchase price allocation the following table provides information regarding estimated amortization expense for each of the following years ending December 31:

2005	$5,729,000
2006	5,133,000
2007	5,001,000
2008	4,982,000
2009	1,569,000

$22,414,000

Concentration of Credit Risk
      Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, marketable securities and trade receivables. The Company, from time to time, maintains cash balances with financial institutions in amounts that exceed federally insured limits. As of December 31, 2004 the Company had approximately $5,885,000 deposited with Wachovia Bank National Association and approximately $11,466,000 deposited with Bank of America Corporation, two of the largest national banks in the United States. The Company’s marketable securities represent high quality debt obligations. The Company performs services and extends credit based on an evaluation of the customers’ financial condition without requiring collateral. Exposure to losses on receivables is expected to vary by client due to the financial condition of each client. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

Fair Value of Financial Instruments
      Financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, and notes payable. At December 31, 2004 and 2003, the fair value of these instruments approximates the carrying amount of these items due to the short-term maturities of these instruments. The fair value of the line of credit and notes payable approximates their carrying value as the interest rate approximates market rates. The fair value of the convertible notes at December 31, 2004 was approximately 122% of par value based on the current market trading price.

Net Earnings Per Share
      The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” which requires dual presentation of net earnings per share; Basic and Diluted. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Included in diluted shares are common stock equivalents relating to stock options with a dilutive effect of 706,570, 782,652 and 665,562 shares of common stock for the years ended December 2004, 2003, and 2002, respectively.
      Common stock equivalents representing stock options to purchase 1,007,447, 82,500 and 468,600 shares of the Company’s common stock outstanding as of December 31, 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the annual average market price of the Company’s common stock during the year and thus their inclusion would be anti-dilutive.
      In August and September 2004, we sold $143.75 million of our 2.25% convertible senior notes due 2024. Shares issuable upon conversion of our outstanding $143.75 million of convertible senior notes were not

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
included in the computation of diluted earnings per share in 2004. If the average stock price of our common stock during a reporting period is greater than $41.08, then shares reserved for issuance on possible conversion of our outstanding convertible senior notes will be included in calculating diluted shares outstanding in an amount equal to the difference between the “conversion amount” and the outstanding principal amount divided by $41.08. The conversion amount is, for this purpose, the outstanding principal amount divided by $41.08 multiplied by the average stock price during the period. Simultaneously with the offering of our 2.25% convertible senior notes, we repurchased and retired 820,000 shares of our common stock at $30.43 per share. The August 2004 repurchases were a one-time event which occurred in conjunction with the issuance of the convertible senior notes.

Stock Compensation
      The Company accounts for stock options issued to non-employees, under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation.” The Company’s issuance of employee stock options is accounted for using the intrinsic value method under APB Opinion No. 25, Accounting for Stock issued to Employees (“APB 25”).
      Statement of Financial Accounting Standards No. 123 “Accounting for Stock — based Compensation,” (“SFAS No. 123”) as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” requires the Company to provide pro forma information regarding net earnings and earnings per common share as if compensation cost for the Company’s stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The fair value of the options granted in 2004, 2003 and 2002 were estimated by using the Black-Scholes pricing model with the following assumptions: (i) expected life of the options of 3 years for 2003 and 2004 and 5 years for 2002, (ii) expected volatility in the market price of the Company’s common stock of 60% for 2004 and 75% for 2003 and 2002, (iii) no expected dividends, and (iv) a risk free interest rate of 3% in 2004, 2003 and 2002.
      We have granted stock options to our employees at exercise prices equal to or greater than the fair value of the shares at the date of grant and accounted for these stock option grants in accordance with APB 25. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the statement of operations. Because we recognized that APB 25 was in the process of being rescinded, in 2004 we amended our stock option plan to provide for the grants of restricted stock and other forms of equity compensation in addition to stock options. In December 2004, APB 25 was replaced by Statement of Financial Accounting Standards No. 123 (Revised) (“Statement 123(R)”) which will be effective for all accounting periods beginning after June 15, 2005. SFBC will adopt Statement 123(R) on July 1, 2005, and will be required to recognize an expense for the fair value of its outstanding stock options. Under Statement 123(R), SFBC must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective option requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement 123(R), while the retroactive option would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Both transition methods would require management to make accounting estimates. SFBC has not yet

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
concluded which method it will utilize, nor has it determined what the impact will be on its earnings per share.

	2004	2003	2002

Net Earnings:
As reported	$19,658,891	$11,581,708	$7,868,238
Pro forma	15,677,247	9,786,684	5,719,131
Basic earnings per share:
As reported	$1.31	$0.99	$0.74
Pro forma	1.04	0.83	0.54
Diluted earnings per share:
As reported	$1.25	$0.92	$0.70
Pro forma	1.00	0.78	0.51
      The weighted-average fair value of options granted during 2004, 2003, and 2002 was $14.33, $7.09, and $6.82 per option, respectively. There was no employee stock based compensation in 2004, 2003 or 2002 relating to options issued in those periods.
      The stock-based compensation charges recorded in 2002-2004 were insignificant.
      The above pro forma disclosures may not be representative of the effects on reported net earnings (loss) for future years as options vest over several years and the Company may continue to grant options to employees.
      In the fourth quarter of 2003, the Company issued 10,500 shares of restricted common stock to an employee and a senior vice president of the Company in connection with their employment agreements. Also, the Company agreed to grant the officer 27,000 additional restricted shares based upon continuing employment over a four year period. All 37,500 restricted shares were considered issued for financial statement purposes. The stock vests over 3-4 years. The Company recorded the fair value of the common stock of $758,755 as a debit to deferred compensation which is included as a component of stockholders’ equity and a credit to additional paid in capital. Stock-based employee compensation expense in 2004 and 2003 was $168,449 and $26,400, respectively. The Company is amortizing the deferred compensation into compensation expense on a straight-line basis over the vesting period. The senior vice president resigned in January 2005 and the 27,000 shares to be issued in the future were cancelled for accounting purposes as of December 31, 2004. See Note M, Subsequent Events.

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

Advertising Expenses
      The Company records advertising expenses as incurred. Advertising expenses for the years ended December 31, 2004, 2003, and 2002 amounted to $3,055,052, $2,167,825, and $1,035,024, respectively. Of

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
these amounts, $2,054,144, $1,759,007, and $651,532 of advertising expense is reflected as a component of direct costs in the statements of earnings and the remaining is reflected in selling, general, and administrative expenses in the statements of earnings.

Comprehensive Earnings
      Comprehensive earnings is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments. The Company presents accumulated other comprehensive earnings net of taxes in its consolidated statement of changes in stockholders’ equity. Tax expenses relating to comprehensive earnings adjustments were $2,008,748 in 2004. The related tax effect in 2002 was insignificant and was $1,722,601 in 2003. There were no other items in Accumulated Other Comprehensive Earnings except foreign currency adjustments.

Foreign Currency Translation
      At our foreign operations where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the applicable reporting period. Revenue and expenses of our foreign operations is translated at the average exchange rate during the period. The aggregate effect of our currency translation adjustments on our foreign operations is included in a separate component of stockholders’ equity entitled “Accumulated Other Comprehensive Earnings.” Transaction gains and losses are recognized currently in the Statement of Earnings. For the year ended December 31, 2004 and 2003 we had a losses of $1,989,000 and $1,642,000, respectively, from foreign currency which are included in SG&A expenses in the accompanying Statement of Earnings,. The related loss was insignificant in 2002. Due to the acquisition of PharmaNet (see Note K) which has locations worldwide, we will be subject to exchange rate gains or losses for multiple currencies.

Volume Rebates
      The Company accrues for volume rebates offered to clients at the time of sale and the provisions are periodically adjusted to reflect actual experiences. Volume rebates are presented on the statement of earnings as a reduction in revenue.

Reclassifications
      Certain prior year balances have been reclassified to conform to the current year presentation.

New Accounting Pronouncements
      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities (“VIE”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have special-purpose entities, as defined, for periods ending after December 15, 2003. For public entities without special-purpose entities, it is effective for financial statements for periods ending after March 15, 2004. The Company does not have any special-purpose entities, as defined. The adoption of FIN 46 had no material effect on the Company’s financial statements.
      In November 2004, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”. This issue

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
addresses when contingently convertible instruments should be included in diluted earnings per share. The EITF concluded that contingently convertible debt instruments (“Co-Cos”) should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. Co-Cos are financial instruments that add a contingent feature to a convertible debt instrument and are generally convertible into common stock of the issuer after the common stock price has exceeded a predetermined threshold for a specified time period (known as a market price trigger). The consensus reached by the EITF on this issue will be effective for reporting periods ending after December 15, 2004. The Company does not believe that its convertible senior notes as structured meet the definition of Co-Cos, and therefore it does not have a material impact on the Company’s financial reporting.
      In December 2004, the FASB issued Statement No. 123(R) which addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal eliminates use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires such transactions to be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure. The new standard substantially amends FASB Statement No. 123, Accounting for Stock-Based Compensation. FASB Statement 123(R) was revised in December 2004 and is effective for financial statements of public entities (excluding small business issuers), in the first interim or annual reporting period beginning after June 15, 2005. SFBC may reduce its reliance on issuing stock options and begin to use other stock based compensation. The exact nature of future compensation awards will be determined by SFBC’s Compensation Committee. The Company has not determined the potential impact of FASB Statement No. 123(R).

Investments
      On October 24, 2003, the Company entered into an agreement to establish a Spanish company that operates a bioanalytical laboratory in Barcelona, Spain and provides services to the European market. The Company owns 49% of the Spanish company and has an option to purchase an additional 2% of the entity. As the Company has control over this entity, the Company has included the accounts of the entity in the consolidated financial statements in accordance with FASB Interpretation No. 46 Consolidation of Variable Interest Entities (FIN 46). The operations of this entity are not material to the Company’s operations and no consolidated assets represent collateral for the entities obligations. The minority interest in this entity was approximately $360,000 as of December 31, 2004 and insignificant as of December 31, 2003.
NOTE B — MAJOR CUSTOMERS
      No client represented more than 10% of consolidated net revenue in 2004, 2003 and 2002.
      At December 31, 2004, there was one customer that represented approximately 10% of our consolidated accounts receivable balance. There were no individual accounts receivable balances in excess of 10% of consolidated accounts receivable at December 31, 2003.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE C — ACCOUNTS RECEIVABLE
      Accounts receivable consisted of the following at December 31, 2004 and 2003:

	2004	2003

Accounts receivable — billed	$52,669,711	$18,315,934
Accounts receivable — unbilled	51,676,406	15,516,190
Less allowance for changes in contracts	(5,724,618)	(512,614)
Less allowance for doubtful accounts	(554,400)	(461,979)

	$98,067,099	$32,857,531

      The activity in the allowance for changes in contracts and allowance for doubtful accounts during the years ended December 31, 2004, 2003, and 2002 was as follows:

	Allowance for	Allowance for
	Changes in	Doubtful
	Contracts	Accounts

Balance — January 1, 2002	$128,138	$260,489
Acquisitions	—	147,373
2002 provision	25,886	387,236
2002 reductions	—	(205,203)

Balance — December 31, 2002	$154,024	589,895
Acquisitions	—	—
2003 provision	358,590	77,771
2003 reductions	—	(205,687)

Balance — December 31, 2003	512,614	461,979
Acquisitions	5,212,004	110,283
2004 provision	—	417,151
2004 reductions	—	(435,013)

Balance — December 31, 2004	$5,724,618	$554,400

      Accounts receivable are billed when certain milestones defined in client contracts are achieved. All unbilled accounts receivable are expected to be billed and collected within one year. Client advance billings at December 31, 2004 and 2003 amounted to $50,669,101 and $4,733,819, respectively.
NOTE D — LOANS RECEIVABLE FROM OFFICERS/ STOCKHOLDERS
      In connection with the acquisition of KeyStone Analytical Laboratories, Inc. (KAL), now known as SFBC Analytical, Inc., the Company entered into a five-year employment agreement with the former president of KAL. The agreement provides for, among other things, a loan of $1,000,000 repayable in equal installments of $200,000 plus interest of 4.45% per annum on each August 20 commencing in 2002, which is secured by a portion of the common stock issued to the employee. Provided that the employee serves on a full-time basis, as defined, the Company will annually forgive $200,000 of the outstanding principal balance and accrued interest until the note is fully satisfied. In that regard, the Company is amortizing the note and accrued interest receivable to salaries expense on a straight line basis over a five-year period. Since the former president of KAL was employed on August 20, 2002, 2003 and 2004 (and continues to be employed) the $200,000 payments of the note along with the accrued interest were forgiven in August 2002, 2003 and

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004, respectively. Accordingly, $200,000 of the remaining $400,000 loan balance as well as the related accrued interest is reflected as a current asset as of December 31, 2004.
      Interest income from related parties in 2004, 2003, and 2002 was $6,468, $14,278, and $23,769 respectively.
NOTE E — PROPERTY AND EQUIPMENT
      Property and equipment consisted of the following at December 31, 2004 and 2003:

	2004	2003

Land and Buildings	$17,602,295	$1,119,590
Furniture and Fixtures	11,170,447	1,918,214
Leasehold improvements	16,809,949	6,917,391
Machinery and equipment	32,535,963	19,883,183
Computer hardware and software	21,557,104	829,696

	99,675,756	30,668,074
Less accumulated depreciation	35,769,487	6,491,056

	$63,906,271	$24,177,018

      Depreciation of property and equipment for the years ended December 31, 2004, 2003, and 2002 amounted to $5,483,785, $3,589,770, and $2,086,274, respectively. Of these amounts, $2,749,330, $1,771,617, and $1,247,573 of depreciation is reflected as a component of direct costs in the statements of earnings and the remaining depreciation is reflected in selling, general, and administrative expenses in the statements of earnings.
      In February 2004, the Company purchased from an unrelated party the building which contains its executive offices and principal Phase I and Phase II facility and clinical laboratory located in Miami for $12 million. The building was depreciated from the date of purchase using the straight-line basis over an estimated useful life of 40 years. As a result of the purchase, leasehold improvements totaling approximately $2.1 million have been reclassified to building improvements and were depreciated from the date of purchase using the straight-line basis over the remaining estimated useful lives of the improvements.
NOTE F — ACCRUED LIABILITIES
      Accrued liabilities consisted of the following at December 31, 2004 and 2003:

	2004	2003

Salaries, bonuses, and benefits	$7,569,801	$3,041,659
Professional fees	1,502,387	320,772
Deferred rent	2,439,930	265,774
Interest	1,477,932	—
Other	2,599,748	1,285,127

	$15,589,798	$4,913,332

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE G — DEBT AND CAPITAL LEASES

Convertible Senior Notes Payable
      In August and September 2004, SFBC issued $143,750,000 aggregate principal amount of its 2.25% convertible senior notes due 2024 pursuant to an exemption from registration under Rule 144A of the Securities Act of 1933. SFBC’s net proceeds after repurchasing 820,000 shares of its common stock and transaction costs were approximately $113 million. Interest is payable on the notes semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2005. The notes are convertible into cash and, if applicable, shares of SFBC’s common stock based upon an initial conversion rate of 24.3424 shares per $1,000 in principal amount of notes not to exceed 3,086,445 shares, subject to adjustment in certain circumstances. This results in an initial conversion price of approximately $41.08 per share. The notes are convertible at any time prior to the date of maturity and, upon conversion, holders of the notes will be entitled to receive cash up to the principal amount of the notes and, if applicable, shares of common stock pursuant to a formula contained in the notes. Upon a fundamental change, as defined in the notes, holders may require SFBC to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest. If a fundamental change occurs prior to August 15, 2009, SFBC is required to pay, in addition to the repurchase price, a make-whole premium in cash and/or common stock. On or after August 15, 2009, SFBC may at its option redeem the notes in whole or in part for cash at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. On each of August 15, 2009, August 15, 2014 and August 15, 2019, holders may require SFBC to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased plus accrued and unpaid interest. The notes are unsecured senior obligations and are effectively subordinated to all of SFBC’s existing and future secured indebtedness and to all existing and future liabilities of SFBC subsidiaries (including trade payables). The Company capitalized all costs related to the issuance of debt, including approximately $1.1 million in one-time bonuses paid to executives directly related to the securing of the notes and credit facility described below and amortizes the costs over the expected term of the debt using the effective interest method.

Credit Facility
      On December 22, 2004, SFBC entered into a $160 million credit facility from a syndicate of banks arranged by UBS Securities LLC. The facility consists of a term loan in the amount of $120 million and a revolving line of credit in the maximum amount of $40 million, which includes amounts available for swingline and letter of credit borrowings. Borrowings under the credit facility provided a portion of the consideration used to acquire 100% of the stock of PharmaNet. Borrowings under the revolving line of credit are available for general corporate purposes, and $5 million of borrowings were outstanding under the revolving line of credit as of December 31, 2004. The remaining amount available for borrowings under the revolving line of credit is $35 million. The credit facility is guaranteed by each of SFBC’s United States subsidiaries, and is secured by a mortgage on its facility in Miami, Florida, a pledge of all of the assets of its United States operations and United States subsidiaries, and a pledge of 65% of the stock of certain of its foreign subsidiaries. The United States assets collateralizing the credit facility are approximately $170.5 million. The term loan bears interest at a rate of LIBOR plus 300 basis points, (5.75% at December 31, 2004) and currently calls for increasing principal payments ranging between approximately $2.5 million and $7.5 million due quarterly beginning on March 31, 2005 and a final payment due December 31, 2010, subject to certain conditions. The revolving line of credit bears interest at a rate of LIBOR plus 275 (5.5% at December 31, 2004) basis points and matures on December 22, 2009, subject to certain conditions. Beginning in 2006, SFBC will be required to reduce the principal of the term loan by paying 50% of its excess cash flow, as defined by the credit facility, for 2005 and each year thereafter. Under the credit facility SFBC must comply with certain restrictive covenants requiring it to maintain certain leverage, interest coverage and fixed charge coverage ratios and limiting its annual capital expenditures. The

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
credit facility contains certain covenants that restrict, or may have the effect of restricting, its payment of dividends. The credit facility also contains certain restrictive covenants that, absent the consent of the administrative agent on behalf of the lenders under the credit facility, limit its ability to enter into acquisitions by setting limits on the maximum aggregate amounts of cash it can pay in acquisition consideration annually and the maximum aggregate amounts it can pay in acquisition consideration during the term of the credit facility, as well as restricting the terms of equity consideration paid in acquisitions.

Capital Leases Obligations, Long-term Debt and Notes Payable
      Capital Lease Obligations, Long-term Debt and Notes Payable consisted of the following at December 31, 2004 and 2003:

	2004	2003

Capital lease obligations	$8,032,721	$4,699,026
Long-term Debt	125,000,000	—
Convertible Senior Notes	143,750,000	—
Notes payable — other	734,589	952,388

	277,517,310	5,651,414
Less current portion	18,257,288	1,997,731

Long — term portion	$259,260,022	$3,653,683

      Notes payable other of $734,589 is comprised of the (1) a promissory note payable to the former shareholders of a Canadian subsidiary in three annual, equal and consecutive installments of $220,598, including interest accrued at the Bank of Montreal’s prime rate plus 2%, commencing on July 7, 2005 and (2) an interest free note payable to the Province of Quebec resulting from certain research and development activities of $72,795, due March of 2004.
      The Company leases a substantial portion of its scientific equipment under capital lease arrangements from different lessors. As of December 31, 2004, the Company had 16 leases varying in length between 36 and 60 months at an annual lease rates ranging up to 8.75%, and requiring monthly payments ranging from $4,000 to $46,000. The latest maturity date on the final lease is August 2009.

	December 31,

	2004	2003

Equipment	$14,485,810	$9,772,254
Less: Accumulated Depreciation	(5,076,913)	(4,107,979)

	$9,408,898	$5,664,275

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a schedule of future minimum lease payments under capital lease obligations as of December 31, 2004:

Amount

2005	$3,275,255
2006	2,504,752
2007	2,089,899
2008	607,703
2009 and thereafter	165,780

Total minimum lease payments	8,643,389
Less: Amount representing interest	(610,668)

Present value of minimum lease payments	8,032,721
Less: Current portion	(2,963,894)

Long — term obligation under capital leases	$5,068,827

      The following is a schedule of future minimum payments under long-term debt obligations as of December 31, 2004:

Amount

2005	$15,000,000
2006	15,000,000
2007	15,000,000
2008	25,000,000
2009 and thereafter	55,000,000

Total minimum debt payments	$125,000,000

      The above table does not reflect the annual requirement to pay 50% of excess cash flow, as defined in the credit facility, to reduce amounts outstanding under the credit facility.
NOTE H — COMMITMENTS AND CONTINGENCIES

Leases
      The Company leases its office facilities and certain equipment under non-cancelable operating leases. The leases expire over the next 10 years and contain provisions for certain annual rent escalations. The approximate future minimum annual combined lease payments for both equipment and facilities leases for years subsequent to December 31, 2004 are as follows:

2005	13,219,240
2006	11,567,423
2007	10,676,101
2008	9,211,840
2009	7,909,556
Thereafter	20,546,189

$73,130,349

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total rent expense for the years ended December 31, 2004, 2003, and 2002 was approximately $3,956,000, $3,244,000, and $2,067,000, respectively.

Spanish litigation
      On April 12, 2004, MCC Analitica, S.A., or MCC, filed a private criminal complaint in Barcelona, Spain, alleging that defendant Dr. Maria Cruz Caturla Perales, a former employee of MCC, who is now an employee and 51% owner of SFBC Anapharm Europe, S.L., misappropriated confidential materials and utilized those materials at SFBC Anapharm Europe. We, through SFBC Europe B.V., own a 49% interest in SFBC Anapharm Europe. Also named in the private proceedings were Drs. Gregory Holmes and Marc LeBel as legal representatives of SFBC Anapharm Europe. There are no allegations that Dr. Holmes or Dr. LeBel participated in the alleged actions or knew of them. Spanish law provides that private individuals may file a criminal complaint and an examining judge then conducts an investigation to determine whether further proceedings are warranted. We were not named as a party to the proceedings. Spanish counsel has advised us that, in such counsel’s opinion, it is unlikely that either we or our subsidiary, SFBC Europe B.V., will have liability including possible civil liability. However, there can be no assurances that either we or our subsidiary will not have any liability. In addition, while we believe that this matter will not have a material adverse effect on the business of our joint venture or our investment therein, there can be no assurances as to that effect.

Employment Agreements
      The Company has entered into written employment agreements with certain of its executive officers which expire at different times in 2006-2007. The agreements provide the employees with an annual salary and other benefits. They are eligible to receive grants of stock options or other equity incentives and annual bonuses, subject to the approval of SFBC’s Compensation Committee. The agreement of Mr. Jeffrey P. McMullen, the president and chief executive officer of PharmaNet, provides for an annual bonus equal to 1.5% of PharmaNet’s operating income, not to exceed his base salary which is initially $475,000 per year. Additionally, the written agreements also provide the employees with an option to terminate their agreement and receive lump sum payments, as defined in the respective agreements, if there is a change in control of the Company or if they are terminated without cause. The agreements with the Company’s three principal executive officers have expired, and they are at will employees.

Other
      In June 2004, the Company’s shareholders approved the establishment of an Employee Stock Purchase Plan (“ESPP”) not to exceed 150,000 shares. As of March 3, 2005 there were 16,804 shares issued under the plan. The ESPP follows IRS guidelines for eligibility.
      The Company offers a 401(k) plan to its employees with annual matching contributions. The contribution level on the matches is determined by the Company’s Board of Directors, and these contributions vest ratably over a five-year period. Company matching contributions for all employees for each of the three

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
years ended December 31, 2004, 2003 and 2002 were approximately $453,298, $122,433 and $55,845, respectively.
      PharmaNet has offered a 401(k) plan to its U.S. employees. PharmaNet made matching contributions of approximately $1.0 million to the plan in 2004. PharmaNet also provides defined contribution plans for employees of certain foreign subsidiaries with aggregate contributions of approximately $978,000 in 2004.
NOTE I — INCOME TAXES
      Income taxes for the years ended December 31, 2004, 2003 and 2002 consisted of the following:

	2004	2003	2002

Current:
Federal	$4,060,842	$2,410,139	$2,740,000
Foreign	876,479	144,741	—
State	477,851	353,839	315,125
Deferred	783,399	(66,759)	(613,560)

	$6,198,571	$2,841,960	$2,441,565

      Through December 31, 2004, the Company has not provided for possible U.S. income taxes on approximately $20.9 million in undistributed earnings of foreign subsidiaries that were considered to be permanently reinvested.
      The components of the net deferred income tax assets (liabilities) at December 31, 2004 and 2003 are as follows:

Deferred Tax Asset (Liability) — Current

	2004	2003

Accounts receivable	$302,933	$265,430
Accrued expenses	885,471	33,872
Prepaid expenses	(269,525)	—
Net temporary differences due to conversion to accrual basis from cash basis	173,729	(177,737)
Net operating loss carryforwards	2,469,141	—
Capital loss carryforwards	658	—

Net current asset (liability)	$3,562,407	$121,565

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Asset (Liability) — Long Term

	2004	2003

Research and Development Tax Credits Carryforward	$10,622,049	$7,958,073
Deferred compensation	15,189	—
Deferred rent	874,462	99,720
Foreign tax credits	535,477	—
AMT tax credits	200,000	—
Advance payments	(147,478)	—
Depreciation and amortization	(7,433,966)	(3,518,986)
Deferred tax liability, research and development credits	(4,252,860)	(3,121,543)
Foreign currency translation adjustment	(2,008,748)	(1,720,985)
Acquired intangible assets	(14,359,948)	—
Other	(210,072)	—

Net non-current asset (liability)	$(16,165,895)	$(303,721)

      The major elements contributing to the difference between income taxes and the amount computed by applying the federal statutory tax rate of 35% for 2004 and 34% to earnings before income taxes for the years ended December 31, 2004, 2003, and 2002 are:

	2004	2003	2002

Income taxes statutory rate	$9,164,191	$4,904,000	$3,505,000
State income taxes	1,180,872	1,340,000	365,000
Permanent differences and other	261,508	56,000	105,000
Research and development Tax Credits	(4,408,000)	(3,458,000)	(1,533,000)

	$6,198,571	$2,842,000	$2,442,000

      The tax benefits resulting from disqualifying dispositions of shares of common stock acquired pursuant to incentive stock options and the exercise of non-qualified stock options have been recorded as additions to paid-in capital in the amounts of $1,120,232, $1,620,740, and $520,352, in 2004, 2003, and 2002, respectively.
      At December 31, 2004, the Company had foreign tax credit carryforwards from the government of Canada for incurring research and development expenses of $10,622,049. The tax credits expire as follows: 2012 — $471,743, 2013 — $5,411,025 and 2014 — $4,739,281. The Company has not established a valuation allowance against the tax credit carryforwards as the Company believes that it is more likely than not that the benefits will be realized prior to expiration. This belief is based on assumptions about certain expected changes in the nature of Canadian operations whereby more profits will be generated from activities which do not generate additional research and development credits.
      As a result of the PharmaNet acquisition, the Company has approximately $1.4 million of federal tax net operating loss carryforwards that will begin to expire in 2024. These carryforwards are subject to certain limitations under Internal Revenue Code Section 382 due to the change in ownership; however, the Company does not expect the limitations to materially impact the utilization of the carryforwards. The Company also now has foreign tax credit carryforwards of approximately $412,000 which expire in 2007.
      The United States and foreign components of earnings before income taxes are as follows for the years ended December 31:

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

United States	13,105,488	6,803,031	7,591,332
Foreign	13,077,916	7,620,637	2,718,471

	26,183,404	14,423,668	10,309,803

NOTE J — EQUITY

Secondary Public Offerings
      On November 5, 2003 the Company and certain executive officers of the Company sold 3,492,000 shares of SFBC common stock at $19.67. The Company sold 3,000,000 shares; and the executive officers sold 492,000 shares. Gross proceeds to the company, net of underwriting discounts, were $55,460,000. Excluding the discounts, the Company incurred approximately $1.6 million in offering expenses comprised primarily of travel, legal, accounting and printing charges. The Company used $9.2 million of the offering proceeds to repay all outstanding debt under the Wachovia Credit Facility in 2003.
      In February 2005, the Company filed a Registration Statement with the Securities and Exchange Commission with respect to the public offering of 3,078,000 shares of common stock by the Company and 422,000 shares by officers and directors, together with an additional 525,000 shares of common stock to cover over-allotments, if any. The price per share and the effective date of the Registration Statement have not been determined.

Stock Based Compensation
      In June 1999, the Company established a Stock Option Plan which is called the 1999 Stock Plan (the “Plan”). The Plan provides for the Company to issue options, restricted stock, and stock appreciation rights (collectively, the “Awards”) to employees, directors and consultants of the Company. The issuance and form of the Awards are at the discretion of the Company’s board of directors, except that the exercise price of options or stock appreciation rights may not be less than the fair market value at the time of grant. In June 2004, the Company’s stockholders approved and ratified an additional increase of 300,000 shares of common stock under the Plan. Generally, options vest over a three year period and expire in 10 years or three months after separation of service, whichever occurs earlier. Beginning in 2004, the Company began shortening the term of its options to five years and, in some cases, shortening the vesting period in anticipation of the effectiveness of FASB Statement No. 123(R). As of December 31, 2004, there were 337,952 shares available for grant under the Plan.
      In the fourth quarter of 2003, the Company issued 10,500 shares of restricted common stock to an employee and a senior vice president of the Company in connection with their employment agreements. Also, the Company agreed to grant the officer 27,000 additional restricted shares based upon continuing employment over a four year period. All 37,500 restricted shares were considered issued for financial statement purposes. The stock vests over 3-4 years. The Company recorded the fair value of the common stock of $758,755 as a debit to deferred compensation which is included as a component of stockholders’ equity and a credit to additional paid in capital. Stock-based employee compensation expense in 2004 and 2003 was $168,449 and $26,400, respectively. The Company is amortizing the deferred compensation into compensation expense on a straight-line basis over the vesting period. The senior vice president resigned in January 2005 and the 27,000 shares to be issued in the future were cancelled for accounting purposes as of December 31, 2004. See Note M, Subsequent Events.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the Company’s stock option activity and related information for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	1,499,702	$9.49	1,908,024	$8.89	1,596,501	$6.86
Granted	1,253,447	36.85	67,500	13.25	974,100	10.92
Exercised	(540,395)	7.09	(435,447)	6.82	(459,503)	3.91
Forfeited	(41,006)	7.20	(40,376)	14.89	(203,075)	4.40

Outstanding at end of year	2,171,748	$25.97	1,499,702	$9.49	1,908,024	$8.89
Exercisable at end of year	1,435,909	$23.22	1,105,626	$9.18	1,119,572	$7.94
      The following information applies to options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$ 4.00-$ 7.09	310,949	6.95	$6.06	280,951	$5.98
$10.79-$19.89	628,352	7.35	$13.86	573,103	$13.84
$24.37-$28.06	390,000	9.43	$25.59	102,497	$25.15
$33.49-$44.43	842,447	9.98	$42.52	149,358	$41.91

	2,171,748			1,105,909

      On July 17, 2002, the Company announced a common stock buyback plan of up to 1,125,000 shares. As of December 31, 2002, the Company had purchased 306,450 shares in various open market purchases at an average price of approximately $7.10 per share, or a total expenditure of $2,176,484. These shares are presented as common stock held in treasury at December 31, 2002 and were retired in February 2003.
      In August and September 2004, we sold $143.75 million of our 2.25% convertible senior notes due 2024. Simultaneously with the offering in August, we repurchased and retired 820,000 shares of our common stock at $30.43 per share. The August 2004 repurchases were a one-time event which occurred in conjunction with the initial issuance of the convertible senior notes.
      As part of the Company’s initial public offering in October 2000, the Company issued to its underwriters options to purchase shares at $8.53 per share and warrants to purchase 62,500 shares of the Company’s common stock at $.27 per warrant. The warrants are exercisable at $10.24 per share. The options and warrants expire in October 2005. As of December 31, 2003 and 2004, 7,500 options and 3,750 warrants had not been exercised.
      In 2002, certain officers of the Company cancelled options to purchase 75,000 shares of the Company’s common stock at an exercise price of $16.87 per share.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE K — BUSINESS COMBINATIONS

PharmaNet, Inc.
      On December 22, 2004, SFBC International, Inc. (“SFBC”) closed the Amended and Restated Agreement and Plan of Merger (the “Agreement”) with PharmaNet, Inc., a Delaware corporation (“PharmaNet”) pursuant to which SFBC merged with PharmaNet (the “Merger”) for initial consideration of approximately $245 million plus approximately $3.6 million representing PharmaNet’s estimated working capital. Acquisition costs were approximately $8,000,000.
      As a result of the Merger, PharmaNet has become a wholly-owned subsidiary of SFBC. Under the Agreement, approximately 7.5% of the Merger consideration has been placed in escrow pending receipt of an audited closing date balance sheet. Additionally, the Company has established a payable of approximately $5.5 million potentially due to former PharmaNet stockholders as additional consideration pursuant to the Merger Agreement with PharmaNet. The merger agreement provided that additional merger consideration will be payable if working capital at the closing date, as determined, exceeded an agreed upon amount. The $5.5 million accrual is the net liability after taking into account the $3.6 million payment in November 2004 discussed above.
      Simultaneously with the closing of the Merger, SFBC closed a syndicated $160 million credit facility consisting of a $120 million term loan and a $40 million revolving line of credit. SFBC borrowed $125 million under the credit facility and used approximately $134 million of its existing cash to fund the balance of the Merger consideration.
      In conjunction with the acquisition, SFBC required 14 key members of PharmaNet’s executive committee to purchase a total of approximately 259,000 restricted shares of SFBC’s common stock for approximately $8.9 million at an agreed-upon price of $34.33 per share. As a result $1.6 million was recorded as goodwill. As part of the Merger, SFBC issued a total of approximately 465,000 options to 11 key PharmaNet executives in connection with their employment agreements. These options generally vest over three years subject to continued employment. As part of the merger, SFBC also issued options to purchase 363,000 shares of common stock to certain PharmaNet executives. The options are exercisable at a price of $40.39 per share. The fair value of the options of $6,008,832 has been recorded as additional goodwill.
      The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. Goodwill of approximately $209.0 million is attributable to the general reputation of the business and the collective experience of the management and employees. With the exception of the amortization of separately identifiable intangible assets, the results of operations of PharmaNet from December 22, 2004 through December 31, 2004 were immaterial and are not included in the accompanying statement of earnings. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$69,194,000
Property, plant, and equipment	14,167,000
Intangible assets	34,792,000
Goodwill	220,957,000
Other Assets	2,556,000

Total assets acquired	341,666,000

Current liabilities	(51,124,000)
Total liabilities assumed	(91,062,000)

Net assets acquired	$250,604,000

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Of the $34,792,000 of acquired intangible assets, $16,008,000 was assigned to trade names, $11,219,000 was assigned to contracts and customer relationships, $6,981,000 was assigned to technology and $584,000 was assigned to non-compete agreements. All of these intangible assets are subject to amortization, except trade names. Contracts and customer relationships, technology and non-compete agreements have all been assigned an average useful life of 4.25 years.
      Goodwill of $221 million and intangible assets of $34.8 million are not deductible for tax purposes.
      The assets and liabilities assumed in connection with the PharmaNet acquisition were recorded at estimated fair value. We have allocated the purchase price based upon preliminary estimates of the fair value. The allocation of the purchase price and estimated useful lives are subject to revision based on the final determination of appraised and other fair values, and related tax effects. Accordingly, the working capital, total assets, current liabilities and total liabilities indicated in this table are subject to change.

Taylor Technology, Inc.
      In July 2004, we acquired Taylor Technology, Inc. (“TTI”), a company based in Princeton, NJ offering quantitative bioanalytical mass spectrometry services primarily in pre-clinical and Phases I — IV of drug development for the pharmaceutical industry. We paid TTI shareholders approximately $16.92 million in cash and 133,595 shares of restricted common stock of SFBC. Of the total consideration, $1.0 million in cash and 33,566 shares of common stock of SFBC, valued at approximately $1.0 million, have been placed in escrow and will be released over the next year to the former shareholders of TTI subject to final confirmation and verification that TTI’s opening balance sheet after adjustments, if any at the acquisition closing date reflected a minimum of $3.0 million in net assets. Concurrently, SFBC entered into long-term employment agreements with the senior management of TTI, including its president and founder Dr. Paul Taylor.
      The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. Goodwill of approximately $13.3 million is attributable to the general reputation of the business and the collective experience of the management and employees. The results of operations of TTI from July 25, 2004 through December 31, 2004 are included in the accompanying statement of earnings. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$2,213,000
Property, plant, and equipment	3,808,000
Intangible assets	2,949,000
Goodwill	15,102,000
Other Assets	224,000

Total assets acquired	24,296,000
Current liabilities	(3,270,000)
Total liabilities assumed	(3,555,000)

Net assets acquired	$20,741,000
      Of the $2,949,000 of acquired intangible assets, $1,648,000 was assigned to client backlog and client relationships, $847,000 was assigned to methodologies and $454,000 was assigned to internally developed software. All of these intangible assets are subject to amortization. The client backlog and client relationships have been assigned a useful life of six years, the methodologies have been assigned a useful life of five years and the internally developed software has been assigned a useful life of five years.
      Goodwill of $15.1 million is deductible for tax purposes.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As part the acquisition, the TTI shareholders agreed to deliver to the Company $3,000,000 in net assets as defined in the agreement, subject to purchase price adjustments, if any, for a one-year period subsequent to July 25, 2004. On December 31, 2004, the Company owed the TTI shareholders approximately $606,000 under the terms of this agreement.

Synfine Research Inc.
      In March 26, 2003 the Company acquired Synfine Research Inc., a provider of chemical synthesis products used by bioanalytical laboratories, for which we paid approximately $1.6 million in cash. This acquisition was not material to the Company’s consolidated financial statements.

Danapharm Clinical Research Inc.
      On July 7, 2003, the Company acquired the remaining 51% of Danapharm Clinical Research, Inc. which Anapharm Inc. did not own, for which the Company paid an initial amount of approximately $1.6 million consisting of $336,000 in cash, the issuance of 40,719 shares of common stock and the issuance of a note payable for $785,000. This acquisition was not material to the Company’s consolidated financial statements.

Clinical Pharmacology of Florida, Inc.
      On August 4, 2003, the Company acquired Clinical Pharmacology of Florida, Inc. (“Clinical Pharamcology”), a Miami, Florida company specializing in Phase I clinical trials, for which the Company paid approximately $7.5 million in cash and issued 664,608 shares of restricted common stock. The value assigned to the common stock issued was approximately $9 million, or $20.42 per share, which was based on a valuation performed. In addition, the shareholders of Clinical Pharmacology will have an opportunity during the three 12-month periods ending June 30, 2004, 2005 and 2006, respectively, to receive earn-outs up to an aggregate of $9.0 million in additional consideration, one-half payable in cash and one-half in common stock, based upon attaining agreed revenue milestones. Any future contingent consideration will be accounted for as additional goodwill. The Company paid $4 million representing the 2004 earn-out and has reserved another $4 million liability on its consolidated balance sheet at December 31, 2004 since it expects the June 30, 2005 earn-out to be achieved.
      The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. Goodwill of approximately $15.5 million is attributable to the general reputation of the business and the collective experience of the management and employees. The results of operations of Clinical Pharmacology from August 4, 2003 through December 31, 2003 are included in the accompanying statement of earnings for the year ended December 31, 2003. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$2,931,000
Property, plant, and equipment	787,000
Intangible assets	606,000
Goodwill	15,503,000

Total assets acquired	19,827,000
Current liabilities	(2,109,000)

Total liabilities assumed	(2,109,000)

Net assets acquired	$17,718,000

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Of the $606,000 of acquired intangible assets, $234,000 was assigned to employment agreements and $372,000 was assigned to the client backlog. Both of these intangible assets are subject to amortization. The employment agreements have been assigned a useful life of five years and the client backlog has been assigned a useful life of three quarters of one year.
      Goodwill of $13.6 million and intangible assets of $606,000 are not deductible for tax purposes.
      As part the acquisition, the Company owed the Clinical Pharmacology shareholders approximately $1,223,000 related to purchase price adjustments subsequent to August 4, 2003. The Company paid this amount in full in January 2004 and as of December 31, 2004 no amounts were owed.

Unaudited Pro Forma Results
      Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the Clinical Pharmacology of Florida, Inc. and Danapharm Clinical Research, Inc. 2003 acquisitions and the Taylor Technology Inc. and PharmaNet, Inc. 2004 acquisitions were as follows for the years ended December 31, 2004 and 2003 as if the business combinations had occurred at the beginning of each period presented.

	2004	2003

	(Unaudited)
Net revenue(1)	$341,826,154	$260,481,553
Net earnings	$17,148,000	$5,929,975
Earnings per share — basic	$1.15	$0.47
Earnings per share — diluted	$1.10	$0.44

(1)	Includes reimbursed out-of-pockets.
      The pro forma data is provided for information purposes only and does not purport to be indicative of results which actually would have been obtained if the combinations had been effected at the beginning of each period presented, or of those results which may be obtained in the future.
      The following is a schedule of purchase considerations included in the accompanying Balance Sheet as of December 31, 2004 and 2003:

	2004	2003

Earnout related to CPA acquisition	$4,000,000	$—
Purchase price adjustment related to CPA acquisition	—	1,289,677
Earnout related to NDS acquisition	300,000	450,000
Purchase price adjustment related to Taylor Technology acquisition	606,941	—
Purchase price adjustment related to PharmaNet acquisition	5,359,416	—

	$10,266,357	$1,739,677

Anapharm Inc.
      On March 18, 2002, the Company acquired 100% of the capital stock of Anapharm Inc. (“Anapharm”), which was the largest privately-held Canadian provider of drug development services. The Company acquired 100% of the issued and outstanding stock of Anapharm for approximately $30.9 million which represents $26.8 million in cash, the issuance of 251,063 shares of common stock, which were valued at $3.3 million dollars based on the market value of the Company’s common stock and other transaction related costs. Anapharm executives, who were also Anapharm stockholders, received all of the issued common stock. Additionally, key Anapharm employees received stock options to purchase 165,000 shares of SFBC common

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock exercisable at $15.98 per share. The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. Goodwill of approximately $15.2 million is attributable to the general reputation of the business and the collective experience of the management and employees. The results of operations of Anapharm from March 18, 2002 through December 31, 2002 are included in the accompanying statement of earnings for the year ended December 31, 2002. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

New Drug Services, Inc.
      On September 6, 2002, the Company acquired New Drug Services, Inc. (“NDS”), located in Kennett Square, Pennsylvania. NDS provides early clinical drug development, biostatistical, data management and FDA regulatory and new drug submission services to the pharmaceutical and biotechnology industries. The Company purchased substantially all of the assets and assumed all of the operating liabilities of NDS. The purchase price of $11.2 million consisted of $8 million in cash paid at the closing, the issuance of 351,090 shares of the Company’s common stock valued at $3 million based on the market value of the common stock and $205,000 of transaction related costs. Additionally, under the terms of the asset purchase agreement, NDS had the opportunity to achieve additional earn-out payments aggregating up to approximately $7.3 million contingent on NDS meeting annual pre-tax income targets over the next three, 12-month periods beginning on October 1, 2002. An additional $675,000 was guaranteed to be paid over the three-year period ($225,000 each year commencing September 2003), of which $450,000 was due at December 31, 2003. Of this approximately $7.3 million potential earn-out, approximately 75% is to be paid in cash and the remaining approximately 25% may be paid through the issuance of the Company’s common stock. Any future contingent consideration will be accounted for as additional goodwill. In March 2004, the Company and NDS modified the earn-out. The Company agreed to pay NDS $550,000 and reduced the maximum contingent earn-out by approximately $893,000, thereby reducing the contingent earn-out to approximately $6,432,000 from $7,325,000. Of the $550,000 to be paid to NDS, $150,000 was part of the $450,000 of guaranteed earn-out which was due at December 31, 2003. Accordingly, goodwill related to this

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acquisition increased by $400,000 in the first quarter of 2004. As of December 31, 2004, the Company owed NDS $300,000 of the guaranteed earn-out. It does not expect the balance of the earn-out will be achieved.
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
NOTE L — GEOGRAPHIC INFORMATION
      Until the PharmaNet acquisition, the Company’s international operations were conducted primarily in Canada. The following table sets forth the composition of the Company’s revenues by country for the years ended December 31, 2004, 2003 and 2002 as well as the location of the Company’s property and equipment as of December 31, 2004 and 2003. Since PharmaNet’s results are not included in our consolidated results of operations for the year ended December 31, 2004, its international revenue is not included.

	2004	2003	2002

United States	$81,703,758	$54,524,075	$39,947,937
Canada	76,100,669	50,223,298	24,992,713
Spain	3,169,942	54,063	—

	160,974,369	104,801,436	64,940,650
Eliminations	(1,389,685)	(948,900)	(200,603)

Consolidated net revenue	$159,584,684	$103,852,536	$64,740,047

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment, net

	2004	2003

United States	$35,456,449	$7,123,206
Canada	22,281,156	16,061,487
Europe	5,293,015	992,325
Rest of world	875,651	—

	$63,906,271	$24,177,018

      Intercompany sales are billed at negotiated prices established by the Company. All United States revenue is derived from sales to unaffiliated clients. Geographic area of sales is based primarily on the location from where the client is located.
NOTE M — SUBSEQUENT EVENTS
      In January 2005, Anapharm opened a new bioanalytical laboratory in Toronto, Canada. SFBC invested approximately $4.0 million in capital expenditures, comprised of equipment, software and build out, for the new 10,000 square-foot laboratory.
      On February 8, 2005, SFBC announced its intention to offer up to 3,500,000 shares of its common stock. 3,078,000 shares are being offered by SFBC and 422,000 shares are being offered by certain of its executive officers and directors. In addition, SFBC intends to grant to the underwriters an option to purchase up to an additional 525,000 shares of common stock to cover over-allotments, if any. SFBC expects to use the proceeds of the proposed offering, if consummated as contemplated, to repay $70 million of its outstanding term loan under its credit facility, and the balance for possible acquisitions and for general corporate purposes, including funding the continued growth and development of its business and working capital requirements. A registration statement relating to these securities has been filed with the Securities and Exchange Commission, but has not yet become effective. As a result of this planned $70 million repayment of debt the Company will incur a charge of approximately $2.3 million related to a pro-rata write-off of debt issuance costs. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.
      In January 2005, Dr. Gary Ingenito, resigned as senior vice president and an employee. As a result, 9,000 unvested options expired and the Company’s future obligation to issue him shares of restricted stock lapsed.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE N — QUARTERLY FINANCIAL DATA (unaudited)
      The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly results for the years 2004 and 2003 are set forth as follows:
Condensed Consolidated Statement of Earnings Quarterly for the year 2004

	31-Mar	30-Jun	30-Sep	31-Dec	Total

Net revenue(1)	$33,485,539	$36,418,050	$40,360,663	$49,320,432	$159,584,684
Costs and expenses
Direct costs	18,763,948	19,997,459	21,872,811	25,823,776	86,457,994
Selling, general and administrative Expenses	10,034,111	9,850,883	10,816,253	14,896,916	45,598,163

Total costs and expenses	28,798,059	29,848,342	32,689,064	40,720,692	132,056,157
Earnings from operations	4,687,480	6,569,708	7,671,599	8,599,740	27,528,527
Other income (expense)
Interest income	172,686	193,413	401,775	577,998	1,345,872
Interest expense(2)	(105,548)	(135,132)	(749,565)	(1,700,750)	(2,690,995)

Total other income (expense)	67,138	58,281	(347,790)	(1,122,752)	(1,345,123)

Earnings before taxes and minority interest	4,754,618	6,627,989	7,323,809	7,476,988	26,183,404
Income tax expense	1,028,310	1,686,251	2,020,821	1,463,189	6,198,571

Earnings before minority interest	$3,726,308	$4,941,738	$5,302,988	$6,013,799	$19,984,833

Minority Interest in Joint Venture	—	194,408	32,188	99,346	325,942

Net Earnings	3,726,308	4,747,330	5,270,800	5,914,453	19,658,891

Earnings per share:
Basic	$0.25	$0.31	$0.35	$0.40	$1.31

Diluted	$0.24	$0.30	$0.34	$0.37	$1.25

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidated Statement of Earnings Quarterly for the year 2003

	31 - Mar	30 - Jun	30 - Sep	31 - Dec	Total

Net revenue(3)	$18,670,036	$22,483,553	$29,078,652	$33,620,295	$103,852,536
Costs and expenses
Direct costs	10,568,592	12,688,984	17,396,095	18,655,383	59,309,054
Selling, general and administrative expenses	5,814,860	7,232,418	7,284,094	9,633,255	29,964,627

Total costs and expenses	16,383,452	19,921,402	24,680,189	28,288,638	89,273,681
Earnings from operations	2,286,584	2,562,151	4,398,463	5,331,657	14,578,855
Other income (expense)
Interest income	52,015	37,670	26,469	155,781	271,935
Interest expense	(74,439)	(102,581)	(126,418)	(123,684)	(427,122)

Total other income (expense)	(22,424)	(64,911)	(99,949)	32,097	(155,187)

Earnings before taxes	2,264,160	2,497,240	4,298,514	5,363,752	14,423,668
Income tax expense	320,876	473,174	873,549	1,174,361	2,841,960

Net earnings	$1,943,284	$2,024,066	$3,424,965	$4,189,393	$11,581,708

Earnings per share:
Basic	$0.18	$0.19	$0.30	$0.30	$0.99

Diluted	$0.17	$0.18	$0.28	$0.29	$0.92

(1)	On July 23, 2004, the Company acquired Taylor Technology, Inc. On December 22, 2004, the Company acquired PharmaNet, Inc. PharmaNet’s earnings from operations during the period from December 22, 2004 to December 31, 2004 are considered immaterial and have been excluded from SFBC’s consolidated results.

(2)	On August 11, 2004, the Company issued $143.75 million of convertible senior notes with an annual interest rate of 2.25%. On December 22, 2004, the Company borrowed $125.0 million under a new credit facility.

(3)	On July 7, 2003, the Company acquired the remaining 51% of Danapharm Clinical Research, Inc. On August 4, 2003, the Company acquired Clinical Pharmacology.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFBC INTERNATIONAL
Schedule II
Valuation and Qualifying Accounts

	Balance at		Charged to Costs	Charged to		Balance at
Description	Beginning of Period	PharmaNet(1)	and Expenses	Other Accounts	Deductions	End of Period

Year ended December 31, 2004 Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	461,979	110,283	417,151	—	(435,013)	554,400
Allowance for change in contracts	512,614	5,212,004	—	—	—	5,724,618
Deferred tax valuation allowance	—	156,569	—	—	—	156,569

Year ended December 31, 2003 Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	589,895	—	77,771		(205,687)	461,979
Allowance for change in contracts	154,024	—	358,590	—	—	512,614
Deferred tax valuation allowance	—	—	—	—	—	—

Year ended December 31, 2002 Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	260,489	147,373	387,236	—	(205,203)	589,895
Allowance for change in contracts	128,138	—	25,886	—	—	154,024
Deferred tax valuation allowance	—	—	—	—	—	—

(1)	Reflects the additions due to the acquisition of PharmaNet Inc. on December 22, 2004.