Form 10-Q
period 2005-03-31
SFBC INTERNATIONAL INC
filed 2005-05-10
CIK 1089542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2005

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

The registrant has 18,277,692 shares of common stock outstanding as of April 30, 2005.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

	(Unaudited) March 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	55,595,703	24,908,585
Investment in marketable securities	9,736,808	9,735,708
Accounts receivable, net	96,462,992	98,067,099
Income tax receivable	5,717,798	6,996,120
Loans receivable from stockholders	212,219	207,288
Deferred income taxes	3,557,873	3,562,407
Prepaids and other current assets	9,549,152	6,788,903
Total current assets	180,832,545	150,266,110
Loans receivable from stockholders	200,000	200,000
Property and equipment, net	65,056,503	63,906,271
Goodwill, net	296,693,505	292,672,986
Other intangibles, net	35,103,516	38,421,973
Other assets, net	10,141,861	12,719,770
Total assets	588,027,930	558,187,110
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	10,236,399	15,203,741
Accrued liabilities	13,669,328	15,589,798
Purchase consideration due to stockholders	10,066,439	10,266,357
Client advances, current	19,144,046	23,309,597
Line of credit, current portion	5,000,000	5,000,000
Capital lease obligations and notes payable	2,977,386	3,257,288
Long term debt, current portion	4,687,500	10,000,000
Total current liabilities	65,781,098	82,626,781
Client advances	26,438,770	27,359,504
Deferred income taxes	16,046,620	16,165,895
Capital lease obligations and notes payable	4,808,796	5,510,022
Long term debt	44,270,833	110,000,000
2.25% Convertible senior notes payable, due 2024	143,750,000	143,750,000
Minority interest in joint venture	401,155	359,581
Commitments	—	—
Stockholders' equity
Preferred stock. $0.10 par value, 5,000,000 shares authorized, none issued
Common stock, $0.001 par value, 40,000,000 shares authorized, 18,277,692 shares and 15,053,888 shares issued and outstanding as of March 31, 2005 and December 31, 2004	18,278	15,054
Additional paid-in capital	232,993,018	123,005,497
Retained earnings	49,367,526	43,882,030
Deferred compensation	(73,033)	(83,467)
Accumulated other comprehensive earnings	4,224,869	5,596,213
Total stockholders' equity	286,530,658	172,415,327
Total liabilities and stockholders' equity	588,027,930	558,187,110

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

FOR THE THREE MONTHS ENDED March 31, 2005

	Three Months Ended March 31,
	2005	2004
Net revenue
Direct revenue	$77,915,576	$30,120,094
Reimbursed out-of-pockets	19,136,369	3,365,445
Total net revenue	97,051,945	33,485,539
Costs and expenses
Direct costs	43,894,723	15,398,503
Reimbursable out-of-pocket expenses	19,136,369	3,365,445
Selling, general and administrative expenses	21,578,083	10,034,111
Total costs and expenses	84,609,175	28,798,059
Earnings from operations	12,442,770	4,687,480
Other income (expense)
Interest income	397,556	172,686
Interest expense	(5,511,083)	(105,548)
Total other income (expense)	(5,113,527)	67,138
Earnings before income taxes	7,329,243	4,754,618
Income tax expense	1,786,065	1,028,310
Earnings before minority interest in joint venture	5,543,178	3,726,308
Minority interest in joint venture	57,682	—
Net earnings	$5,485,496	$3,726,308

Earnings per share:
Basic	$0.35	$0.25
Diluted	$0.33	$0.24
Shares used in computing earnings per share:
Basic	15,784,111	14,982,494
Diluted	16,507,924	15,743,943

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED March 31, 2005 AND 2004

	2005	2004

Cash flows from operating activities
Net earnings	5,485,496	3,726,308
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	4,303,823	1,427,191
Amortization of deferred debt issuance costs	2,684,866	—
Minority interest	57,682	—
Common stock options issued as compensation	10,434	42,112
Changes in assets and liabilities
Accounts receivable	1,604,107	(813,384)
Income tax receivable	1,278,322	860,041
Prepaid expenses and other current assets	(2,760,249)	(90,246)
Other assets	(106,957)	(189,796)
Accounts payable	(4,967,342)	(1,600,702)
Accrued liabilities	(1,920,470)	179,327
Client advances	(5,086,285)	415,432
Deferred income taxes	(2,123,475)	(324,213)
Total adjustments	(7,025,544)	(94,238)
Net cash (used in) provided by operating activities	(1,540,048)	3,632,070
Cash flows from investing activities
Additional purchase price considerations from prior acquisitions	(1,179,994)	(1,355,709)
Purchase of property and equipment	(4,614,646)	(14,404,181)
Change in long term investments and marketable securities	(1,100)	(1,509,434)
Net cash used in investing activities	(5,795,740)	(17,269,324)
Cash flows from financing activities
Borrowings on lines of credit	—	10,000,000
Payments on lines of credit	—	(1,000,000)
Principal payments on long term debt	(71,041,667)	—
Change in capital lease obligations and notes payable	(981,128)	627,953
Proceeds from stock issued under employee stock purchase and option plans	864,315	402,616
Net proceeds from secondary public stock offering	108,213,048	—
Net cash provided by financing activities	37,054,568	10,030,569
Net effect of exchange rate changes on cash	968,338	(3,975)
Net increase (decrease) in cash and cash equivalents	30,687,118	(3,610,660)
Cash and cash equivalents at beginning of period	24,908,585	56,020,452
Cash and cash equivalents at end of period	$55,595,703	$52,409,792

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE THREE MONTHS ENDED March 31, 2005 AND 2004

	2005	2004
Supplemental disclosures:
Interest paid	$5,511,083	$105,548
Income taxes paid	$783,205	$—
Supplemental disclosures of non-cash investing and finance activities:
Common stock options issued as compensation	$10,434	$42,112
Capital lease obligations	$35,975	$1,345,400
Additional purchase considerations related to the acquisition of businesses	$—	$4,095,462
Change in the valuation of identifiable intangible assets related to the acquisition of businesses	$2,142,000	$—

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the 49%-owned Spanish joint venture. All financial information presented in this report relating to foreign subsidiaries has been converted to United States dollars. All significant intercompany balances and transactions have been eliminated in consolidation.

On July 25, 2004, the Company acquired Taylor Technology, Inc., based in Princeton, NJ. See Note 3 to the Condensed Consolidated Financial Statements.

On December 22, 2004 the Company acquired PharmaNet, Inc., based in Princeton, NJ. See Note 3 to the Condensed Consolidated Financial Statements.

Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “SFBC International,” “SFBC,” or the “Company” refer to SFBC International, Inc. and its subsidiaries and predecessors as a combined entity.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the remaining quarters and for the year ending December 31, 2005.

Effective as of the close of business on May 19, 2004, we effected a three-for-two stock split. All historical earnings per share numbers, references to numbers of shares outstanding, references to our shares of common stock used in acquisitions, and other references, appearing in this Report have been retroactively adjusted as required by applicable accounting standards, except where we disclose that no adjustment has been made.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and should be read in conjunction with the consolidated financial statements and notes which appear in that Report. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and the Company’s actual results are subject to the risk factors referred to and incorporated by reference listed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

Net Earnings Per Share

The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” which requires dual presentation of net earnings per share; Basic and Diluted. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Included in diluted shares are common stock equivalents relating to stock options with a dilutive effect of 723,813 and 761,449 shares of common stock for the three month periods ended March 31, 2005 and 2004, respectively.

In August and September 2004, we sold $143.75 million of our 2.25% convertible senior notes due in 2024. If the average stock price of our common stock during a reporting period is greater than $41.08, then shares reserved for issuance on possible conversion of our outstanding convertible senior notes will be included in calculating diluted shares outstanding in an amount equal to the difference between the “conversion amount” and the outstanding principal amount divided by $41.08. The conversion amount is, for this purpose, the outstanding principal amount divided by $41.08 multiplied by the average stock price during the period. For the quarter ended March 31, 2005, there were “zero” shares included in diluted shares outstanding attributable to the convertible senior notes since the average share price for the period ended March 31, 2005 was less than $41.08.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Simultaneously with the offering of our 2.25% convertible senior notes, we repurchased and retired 820,000 shares of our common stock at $30.43 per share. The August 2004 repurchase was a one-time event which occurred in conjunction with the issuance of the convertible senior notes.

Stock Based Compensation

The Company accounts for stock options issued to non-employees, under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company’s issuance of employee stock options is accounted for using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock issued to Employees” (“APB 25”). SFAS No. 123 as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation -- Transition and Disclosure” requires the Company to provide pro forma information regarding net earnings and earnings per common share as if compensation cost for the Company’s stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The fair value of the options granted in 2005 and 2004 were estimated by using the Black-Scholes pricing model with the following assumptions: (i) expected life of the options of three years for 2004 and 2005, (ii) expected volatility in the market price of the Company’s common stock of 50% for 2005 and 60% for 2004, (iii) no expected dividends, and (iv) a risk free interest rate of 3% in 2005 and 2004.

We have granted stock options to our employees at exercise prices equal to or greater than the fair value of the shares at the date of grant and accounted for these stock option grants in accordance with APB 25. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the statement of operations. Because we recognized that APB 25 was in the process of being rescinded, we amended our stock option plan to provide for the grants of restricted stock and other forms of equity compensation in addition to stock options in 2004.

In December 2004, APB 25 was replaced by Statement of Financial Accounting Standards No. 123 (Revised) (“Statement 123(R)”) which is effective for all accounting periods beginning after December15, 2005. SFBC will adopt Statement 123(R) effective on January 1, 2006 and will be required to recognize an expense for the fair value of its unvested outstanding stock options. Under Statement 123(R), SFBC must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective option requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement 123(R), while the retroactive option would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Both transition methods would require management to make accounting estimates. SFBC has not yet concluded which method it will utilize, nor has it determined what the impact will be on its earnings per share, although such impact will have a material adverse effect on our net earnings and earnings per share.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

	Three Months Ended March 31,
	2005	2004
Net earnings:
As reported	$5,485,496	$3,726,308
Pro forma	$3,680,903	$2,961,934
Basic earnings per share:
As reported	$0.35	$0.25
Pro forma	$0.23	$0.20
Diluted earnings per share:
As reported	$0.33	$0.24
Pro forma	$0.22	$0.19

In June 2004, the Company’s stockholders approved and ratified an increase of 300,000 shares of common stock under the 1999 Stock Plan. Generally, options vest over a three year period and expire in 10 years or three months after separation of service, whichever occurs earlier. Beginning in 2004, the Company began shortening the term of its options to five years and, in some cases, shortening the vesting period in anticipation of the effect of Statement 123(R). The Company recently began using restricted stock as the primary equity component of long-term incentives awarded to its senior management. Initially, based upon the recommendation of the independent compensation consultant retained by the Compensation Committee of the Board of Directors, grants of restricted stock units were valued at a premium to market (resulting in the issuance of fewer shares). In the future that may change if our competitors and others begin using a different valuation model.

New Accounting Pronouncements

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

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In December 2004, the FASB issued Statement 123(R) as described above under “Stock Based Compensation”.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our condensed consolidated financial statements.

NOTE 3. ACQUISITIONS

For the year ended December 31, 2004 and the three months ended March 31, 2005, our acquisitions consisted of the following:

PharmaNet, Inc

On December 22, 2004, we acquired 100% of the capital stock of PharmaNet, Inc., a Delaware corporation (“PharmaNet”) for initial consideration of approximately $245 million plus approximately $3.6 million representing PharmaNet’s estimated working capital. Under the terms of the Merger Agreement, approximately 7.5% of the merger consideration has been placed in escrow pending receipt of an audited closing date balance sheet. Additionally, the Company has established a payable of approximately $5.4 million due to former PharmaNet stockholders as additional consideration pursuant to the Merger Agreement with PharmaNet. The Merger Agreement provided that additional merger consideration will be payable if working capital at the closing date, as determined, exceeded an agreed upon amount. The $5.4 million accrual is the net liability after taking into account the $3.6 million payment in December 2004 discussed above.

In conjunction with the acquisition, SFBC required 14 key members of PharmaNet’s executive committee to purchase a total of approximately 259,000 restricted shares of SFBC’s common stock for approximately $8.9 million at an agreed-upon price of $34.33 per share (15% below the market price of $40.39 per share). As a result of the purchase of these restricted shares, $1.6 million was recorded as goodwill.

The acquisition was accounted for as a purchase in accordance with FASB Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. Total goodwill of approximately $225.0 million is attributable to the general reputation of the business and the collective experience of the management and employees. The purchase price allocation is based upon a preliminary valuation. The company is in the process of finalizing the purchase price allocation.

Taylor Technology, Inc.

In July 2004, we acquired Taylor Technology, Inc. (“TTI”), a company based in Princeton, NJ, offering quantitative bioanalytical mass spectrometry services primarily in pre-clinical and Phases I — IV of drug development for the pharmaceutical industry. We paid TTI shareholders approximately $16.92 million in cash and 133,595 shares of restricted common stock of SFBC.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. Goodwill of approximately $14.0 million is attributable to the general reputation of the business and the collective experience of the management and employees.

Unaudited Pro Forma Results

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the 2004 acquisitions were as follows for the three month periods ended March 31, 2005 and 2004 as if the business combinations had occurred at the beginning of each period presented.

	Three Months Ended March 31,
	2005	2004
Net revenue	$97,051,945	$75,333,242
Net earnings	$5,485,496	$2,994,330
Earnings per share – basic	$0.35	$0.19
Earnings per share – diluted	$0.33	$0.18

The pro forma data is provided for information purposes only and does not purport to be indicative of results which actually would have been obtained if the combinations had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

In connection with adopting FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company’s intangible assets subject to amortization are approximately as follows:

	March 31, 2005			December 31, 2004
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Internally-developed software	5	$454,000	$(62,486)	$454,000	$(39,786)
Subject data-bases	4	900,000	(675,000)	900,000	(618,750)
Employment & non-compete agreements	3.4	1,425,788	(639,228)	1,407,788	(467,762)
Methodologies	4.1	2,568,000	(1,572,080)	2,568,000	(1,410,106)
Technology	4	3,859,000	(234,016)	6,981,000	(41,065)
Contracts & customer relationships	4.9	12,449,519	(1,419,981)	13,529,519	(848,864)

Subtotal		21,656,307	(4,602,791)	25,840,307	(3,426,334)
Intangible assets not subject to amortization
Trade names	—	18,050,000	—	16,008,000	—

Total		$39,706,307	$(4,602,791)	$41,848,307	$(3,426,334)

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amortization expense for intangible assets during the three month period ended March 31, 2005 was approximately $1,176,459, and $311,000 for the three month period ending March 31, 2004. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

2005	4,626,873
2006	3,592,424
2007	3,381,224
2008	3,361,742
2009 and thereafter	3,267,711
18,229,974

As of March 31, 2005, all intangible assets except goodwill and trade names were subject to amortization expense.

The Company assesses its goodwill for impairment annually as of the 1st of January of each year. If we determine that there is impairment, we would incur a charge to our earnings and reduce goodwill on our balance sheet as of the prior December 31st. No impairment was recorded for the years-ended 2004 and 2003.

NOTE 5. DEBT

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

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Credit Facility

On December 22, 2004, SFBC entered into a $160 million credit facility from a syndicate of banks arranged by UBS Securities LLC. The facility consists of a term loan in the amount of $120 million and a revolving line of credit in the maximum amount of $40 million, which includes amounts available for swingline and letter of credit borrowings. Borrowings under the credit facility provided a portion of the consideration used to acquire 100% of the stock of PharmaNet. The term loan bears interest at a rate of LIBOR plus 300 basis points, 6.1% at March 31, 2005 and originally called for increasing principal payments ranging between approximately $2.5 million and $7.5 million due quarterly beginning on March 31, 2005, and a final payment due December 31, 2010, subject to certain conditions. As a result of the Company’s March 10, 2005 public offering, it prepaid $70 million toward the term loan on March 17, 2005, reducing the outstanding balance to $50 million. As a result of this prepayment we incurred a one-time non cash write-off of deferred loan costs of approximately $2.2 million. Additionally, as a result of the prepayment, required quarterly principal payments were reduced to approximately $1.1 million commencing on March 31, 2005, increasing to a maximum of approximately $3.1 million, due on December 31, 2010, See Note 8. As of March 31, 2005, the balance of the term loan was approximately $48.9 million.

The revolving line of credit bears interest at a rate of LIBOR plus 275 basis points or 5.85% as of March 31, 2005 and matures on December 22, 2009, subject to certain conditions. Beginning in 2006, SFBC will be required to reduce the principal of the term loan by paying 50% of its excess cash flow, as defined by the credit facility, for 2005 and each year thereafter. Under the credit facility SFBC must comply with certain restrictive covenants requiring it to maintain certain leverage, interest coverage and fixed charge coverage ratios and limiting its annual capital expenditures. The credit facility contains certain covenants that restrict, or may have the effect of restricting, its payment of dividends. The Company was in compliance with all covenants as of March 31, 2005.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7. EMPLOYEE STOCK PURCHASE PLAN

On June 21, 2004, SFBC’s stockholders approved the 2004 Employee Stock Purchase Plan (the “ESPP”) permitting eligible participants to purchase up to 150,000 shares of our common stock. The ESPP permits employees who are employed for at least 20 hours per week and who have been so employed for at least three months continuously by SFBC or one of its designated subsidiaries the option of purchasing common stock from SFBC at a 15% discount from the lower of the fair market value of such shares at the beginning of an offering period or the fair market value of such shares at the end of the offering period. Each offering period (except the initial period) is six months. Each eligible employee is granted an option to purchase such shares at the beginning of each offering period. The first offering period commenced on August 9, 2004 and ended on December 31, 2004. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. As of the end of the December 31, 2004 purchase period, there were 16,804 shares issued under the Plan and included shares outstanding as of March 31, 2005. SFBC anticipates that it may issue up to 50,000 shares in the purchase period ending June 30, 2005.

NOTE 8. SECONDARY PUBLIC OFFERING

On March 15, 2005 the Company and certain executive officers of the Company sold 3,500,000 shares of SFBC common stock at $38.00. The Company sold 3,078,000 shares; and the executive officers sold 422,000 shares. In addition, SFBC granted the underwriters an option to purchase up to an additional 525,000 shares of common stock to cover over-allotments, which was not exercised. The net proceeds to SFBC from the offering after expenses were approximately $108.2 million, of which SFBC used $70 million to repay a portion of its outstanding term loan under its credit facility on March 17, 2005. Additionally, SFBC intends to use the balance of the proceeds for possible acquisitions and general corporate purposes, including funding the continued growth and development of its business and working capital requirements.

Item 2.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2004.

The following discussion and other information in this Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate, “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors, as more fully discussed herein under the heading “Forward-Looking Statements,” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Special Factors Relating to our Business and Common Stock” contained in our Form 10-K for the year ending December 31, 2004 filed with the Securities and Exchange Commission and the Risk factors in our March 10, 2005 prospectus also filed with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made and carefully consider the Special Factors. We do not assume any obligation to update the forward-looking statements after the date hereof.

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

In early stage clinical development services, we specialize primarily in the areas of Phase I and early Phase II clinical trials and bioanalytical laboratory services. We operate four Phase I and early Phase II clinical trial facilities located in Miami and Ft. Myers, Florida and in Quebec City and Montreal in Canada. These facilities together account for approximately 1,080 beds. We believe that our 675 bed, 160,000 square foot Miami facility is the largest Phase I and early Phase II clinical trials facility in North America. We expect to expand the Miami facility to 750 beds by the end of 2005. We believe the size and scope of this facility provides a significant advantage in competing for large early stage clinical trials. Further, this facility allows us the flexibility to conduct numerous clinical trials concurrently. Our Miami facility, which also serves as our corporate headquarters, includes a state-of-the-art clinical laboratory. Our Ft. Myers facility has 120 beds. Additionally, we expect to open a facility in Tampa, Florida with approximately 120 beds by the end of 2005. We primarily conduct Phase I and early Phase II clinical trials for the branded pharmaceutical and biotechnology industries in our United States facilities, although our Ft. Myers facility also performs generic testing. Our Canadian facilities, which include over 280 beds, primarily provide Phase I and early Phase II clinical trials and bioanalytical laboratory services to the generic drug industry. We also operate a clinical laboratory in our Montreal, Canada facility. We provide bioanalytical services through our five bioanalytical laboratories located in Philadelphia, Pennsylvania; Princeton, New Jersey; Quebec City and Toronto, Canada (which commenced operations in January 2005); and Barcelona, Spain.

We have developed and currently maintain extensive databases of available individuals who have indicated an interest in participating in future early stage clinical trials. We believe the effectiveness of our proprietary databases in facilitating clinical trial recruitment provides a key competitive advantage by enabling us to reduce the costs and delays associated with advertising and other recruitment methods typically used in our industry. We believe our strength in rapidly recruiting clinical trial participants and our ability to conduct large, high-quality clinical trials can enable our clients to reduce their drug development lead times by generating the data they require with a single group of clinical trial subjects. We believe these capabilities make us a desirable drug development services partner. We further differentiate ourselves from our competitors based on our ability to recruit specialized populations for difficult-to-recruit early stage clinical trials. We have expertise and experience in recruiting for and conducting trials involving a variety of areas including cardiovascular, dermatology, diabetes, geriatrics, hepatic disease, HIV positive, neurology, ophthalmology, pediatrics, post-menopausal conditions, pulmonology, and renal disease.

Through our PharmaNet subsidiary, which we acquired in late December 2004, we offer late stage clinical development services throughout the world. This acquisition provides us with a more diverse revenue base from both early and late stage clinical development services. We now provide late stage Phase II through IV clinical development and related services through a network of 21 offices, with professionals in 24 countries on five continents (North America, Europe, South America, Asia and Australia). Our global platform facilitates optimal site selection, timely patient recruitment and the efficient conduct of complex worldwide clinical trials. We believe that we now have strong late stage development expertise in virtually every therapeutic area with specific focus on major therapeutic areas such as oncology, neurosciences, cardiovascular and infectious diseases. We also offer a full line of proprietary software products specifically designed for clinical development activities. Our web-based products, which we believe comply with FDA and international guidelines and regulations governing the conduct of clinical trials, facilitate the collection, management and reporting of clinical trial information.

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

We have been providing drug development services since 1984. Commencing with our first acquisition in March 2000, we have grown rapidly through strategic acquisitions of related businesses that have broadened our range of services, as well as through internal growth. Our key acquisitions to date include PharmaNet and Anapharm Inc. Through our December 2004 acquisition of PharmaNet, for which we paid approximately $245 million in cash, we substantially expanded our late stage clinical development service offering to become a well-balanced global provider of both early and late stage clinical development services. Anapharm, which we acquired in March 2002 for $26.7 million in cash and 251,063 shares of common stock, is a provider of Phase I and early Phase II clinical trials and bioanalytical laboratory services primarily to generic drug companies. This acquisition established our presence in the generic drug industry.

We have grown significantly through organic growth and acquisitions. We made two material acquisitions in 2004. See Note 3 to our Condensed Consolidated Financial Statements. The acquisitions of TTI and PharmaNet, Inc. affect a comparison of our results of operations for the three months ended March 31, 2005 versus the same periods in 2004.

Highlights for the first quarter of 2005 include:

•

Our net revenue (including reimbursed out of pocket expenses in both periods) increased to approximately $97.1 million from approximately $33.5 million during the same three month period in 2004, reflecting our 2004 acquisitions and organic growth;

•

Our foreign operations accounted for approximately $31.6 million of our revenue;

•

Net revenue was a record for any quarter;

•

Our earnings from operations increased to approximately $5.5 million from approximately $3.7 million during 2004;

•

Excluding the impact of the one time non-cash write-off of deferred loan costs relating to the prepayment of $70 million of our term loan, earnings from operations were a record for any quarter;

•

We successfully completed a secondary offering with net proceeds of $108.2 million;

•

Our diluted earnings per share were affected by issuance of the additional 3,078,000 shares from the March public offering (which impact will have a greater effect on earnings per share throughout 2005) and the effect of the approximately $2.2 million charge from the March 2005 partial prepayment of the term loan; and

•

We opened the Toronto bioanalytical laboratory as planned.

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

Historically, since most of our contracts have been Phase I and early stage Phase II trials which are of short duration, we have not experienced any significant terminations of contracts in progress. PharmaNet, whose trials are primarily late stage Phase II, Phase III, and Phase IV, typically performs services under long-term contracts. Late stage contracts are subject to a greater risk of delay or cancellation.

In our long-term Phase III contracts we have historically reported gross revenue, which amounts included any reimbursed out-of-pocket expenses consisting of travel and other expenses which were not material. As a result of our acquisition of PharmaNet, during the quarter ended March 31, 2005 we began reporting separately revenue line items consisting of net revenue and reimbursed out-of-pockets, together with an expense line item for reimbursable out-of-pocket expenses which consists of travel and other expenses for which we are reimbursed by our clients.

We continue to record our recurring operating expenses in two primary categories, (1) direct costs, and (2) selling, general and administrative expenses. As described separately above, in 2005 we began to record our recurring operating expenses in three primary categories by adding reimbursable out-of-pocket expenses. Direct costs consist primarily of participant fees and associated expenses, direct labor and other costs and materials directly related to contracts. Direct costs as a percentage of net revenue vary from period to period, due to the varying mix of contracts and services performed and to the percentage of revenue arising from our PharmaNet and Anapharm’s operations which generally have higher direct costs. Selling, general and administrative costs consist primarily of administrative payroll and overhead, advertising and public relations expense, facilities costs, legal and accounting expense, travel, depreciation and amortization related to amortizable intangibles.

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

Our effective tax rate was 24.4% in the first quarter of 2005 and 21.6% in the first quarter of 2004. Our tax rate increased in 2005 because our United States operations primarily due to the acquisition of PharmaNet contributed a higher proportion of our pre-tax earnings than in the same period 2004. Our future effective tax rate will be primarily be dependent on the relative amount of the pre-tax earnings contribution of our domestic and foreign operations.

Critical Accounting Estimates

The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the applicable period. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that we believe to be reasonable under the circumstances. These estimates and our actual results are subject to known and unknown risks and uncertainties, including those discussed in the “Risk factors” section of our prospectus for our recent public offering dated March 10, 2005 and in the “Special Factors Relating to Our Business and Common Stock” section of Item 7 of our Form 10-K for the period ending December 31, 2004, both of which are filed with the SEC. There have been no material changes in our critical accounting estimates or our application of these estimates in 2005.

Results of Operations

The following table summarizes our results of operations as a percentage of direct revenue for the quarter ended March 31, 2005 and 2004. With the exception of the tax rate, all percentages calculated are ratios of direct revenue.

	2005		2004
Net revenue
Direct revenue	$77,915,576	80.3%	$30,120,094	89.9%
Reimbursed out-of-pockets	19,136,369	19.7%	3,365,445	10.1%
Total net revenue	97,051,945		33,485,539
Costs and expenses
Direct costs	43,894,723	56.3%	15,398,503	51.1%
Reimbursable out-of-pocket expenses	19,136,369	24.6%	3,365,445	11.2%
Selling, general and administrative expenses	21,578,083	27.7%	10,034,111	33.3%
Gross profit margins	34,020,853	43.7%	14,721,591	48.9%
Earnings from operations	12,442,770	16.0%	4,687,480	15.6%
Earnings before taxes	7,329,243	9.4%	4,754,618	15.8%
Income tax expense	1,786,065	24.4%	1,028,310	21.6%
Net earnings	5,485,496	7.0%	3,726,308	12.4%
Earnings per share:
Basic	$0.35		$0.25
Diluted	$0.33		$0.24

Net Revenue

Our net revenue (including reimbursed out of pocket expenses) was approximately $97.1 for the quarter ended March 31, 2005, which is an increase of 190% from approximately $33.5 million for the corresponding quarter ended March 31, 2004. The increase is primarily attributable to the inclusion of the revenue of PharmaNet and TTI, and a material increase in United States Phase I and Phase II revenue at SFBC Miami and SFBC Ft. Myers. Our revenue increased as a result of performing more clinical trials, and a general increase in the size of our trials.

For the quarter ended March 31, 2005 net revenue was approximately $65.5 million from United States operations and approximately $31.6 million from foreign operations, compared to $17.4 million from our U.S operations and $16.1 million from foreign operations for the same periods in 2004.

Direct Costs

Direct costs as a percentage of direct revenue increased to 56% from 51 % for the quarter ended March 31, 2005 compared to the same period in the prior year. This increase in our direct costs for the first quarter of 2005, as a percentage of direct revenue, is primarily attributable to the inclusion of  PharmaNet’s direct costs, partially offset by the inclusion of TTI direct costs.

Direct costs in late stage Phase II-IV businesses are significantly higher than early stage Phase I and Phase II businesses. As a result of the acquisition of PharmaNet our future direct costs as a percentage of direct revenue will be permanently higher than historical levels.

Gross Profit Margins

Our gross profit margins as a percentage of direct revenue decreased to 44% from 49% for the quarter ended March 31, 2005 as compared to the corresponding period in the prior year. This decrease in our gross profit margins is primarily attributable to the inclusion of PharmaNet’s lower gross margins, partially offset by the inclusion of TTI’s higher gross margins.

Since we perform a wide variety of services, all of which carry different gross margins, our future margins will vary from quarter-to-quarter, and year to year based upon the mix of these contracts, our capacity levels at the time we begin the projects and the amount of revenue generated for each type of service we perform. Even within category types, the amount of gross margins generated might vary due to the unique nature and size of each contract and project we undertake. This could impact our future profit margins and profit comparisons to historical levels. For the remainder of 2005, we anticipate our gross profit margins will be between 43% and 45%.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses or SG&A expenses increased to $21,578,083 for the quarter ended March 31, 2005 from $10,034,111 as compared to the first quarter of 2004, an increase of 115.0%. As a percentage of direct revenue, our SG&A expenses decreased to 28% for the quarter ended March 31, 2005 from 33% for the quarter ended March 31, 2004.

The increase in total SG&A expenses is primarily due to the inclusion of PharmaNet’s and TTI’s SG&A expenses and to the expansion of our business, including additional administrative and other personnel costs, health and casualty insurance, our increased sales, marketing, and business development efforts, amortization and depreciation expense, facility costs, and public company expenses including professional fees. The decrease in SG&A expenses as a percentage of direct revenue is primarily attributable to the efficient leveraging of facility cost and other expenses that remain fixed as revenue levels grow.

Interest income and expense

Our interest expense increased substantially to $5,511,083 from $105,548 for the quarter ended March 31, 2005 compared to the same period in 2004. This is primarily attributable to the interest on our $143.75 million convertible notes issued in August 2004, our $160 million credit facility entered into December 2004, and the one-time charge of approximately $2.2 related to write-off of deferred charges due to repayment of $70 million on the term loan. The convertible notes bear interest at an annual interest rate of 2.25%.

At March 31, 2005, the balance outstanding under our credit facility was $48,958,333 under the term loan, and $5,000,000 under the revolving line of credit. The current interest rate on this variable rate facility is approximately 6.1% on the term loan and 5.85% on the revolving line of credit. Based on the amount outstanding at March 31, 2005, and assuming that only the required principal payments are made and interest rates do not increase, the projected interest expense on the credit facility and convertible debt for the remainder of 2005 will be approximately $4,487,000. The remaining deferred financing costs of approximately $8,087,000 relating the convertible notes and remaining credit facility will be amortized over a period of between five and six years and are charged to interest expense.

On March 15, 2005 the Company and certain executive officers and directors of the Company sold 3,500,000 shares of SFBC common stock at $38.00. The Company sold 3,078,000 shares and the executive officers and directors sold 422,000 shares. The net proceeds to SFBC from the offering after expenses were approximately $108.2 million, of which SFBC used $70 million to repay a portion of its outstanding term loan under its credit facility As a result of the prepayment on this credit facility this credit facility, we were required to incur a one-time, non-cash, financing charge of approximately $2.2 million.

Anapharm acquires its equipment under capital leases in order to take advantage of favorable Canadian tax credits which exceed our interest expense. For the quarter ended March 31, Anapharm incurred $67,087 in interest expense in 2005, compared to $74,939 in 2004.

Additional cash proceeds of $38,546,160 received from the public offering were invested in short-term interest bearing securities. During the period ended March 31, 2005 we recorded $397,556 in interest income compared to $172,686 for the same period ended March 31, 2004. The increase in interest income is attributable to our on hand cash balances from our public offering, and due to higher cash balances remaining from the convertible note offering in July and August of 2004.

Income tax expense

Our effective tax rate for the quarter ended March 31, 2005 was 24.4% compared to 21.6% for the quarter ended March 31, 2004. This increase was primarily attributable to a greater percentage of earnings generated from our United States operations due to the acquisition of PharmaNet relative to our consolidated earnings. On an overall basis the Company’s worldwide consolidated effective tax rate is significantly lower than United States tax rates. Anapharm, which is based in Quebec Canada, receives significant tax credits from the government of Canada for incurring research and development expenses. These credits have the effect of lowering our effective tax rate. PharmaNet operates both in the United States and in numerous different taxing jurisdictions worldwide many with lower tax rates than the US. We expect (1) the nature of Anapharm’s business and the generation of significant tax credits to continue; (2) and PharmaNet to continue generating a portion of their profits in taxing jurisdictions with lower effective tax rates than the US. There can be no assurance as to the future amount of Canadian tax credits on a quarterly or annual basis due to the mix of contracts and the related amounts of research and development activity. Nor can there be any assurance that PharmaNet’s foreign subsidiaries can contribute to pre-tax earnings on the same proportion from period to period. Our future effective tax rate will also be dependent upon our ability to generate sufficient profit levels at Anapharm to enable us to utilize these tax credits

For the remainder of 2005, we expect our average effective tax rate to be between 25% and 26%. The higher tax rate we anticipate for the balance of the year gives effect to the fact that our Phase I and II business in the United States historically is stronger in the second half of the year.

Earnings Per Share

Net earnings increased from $3,726,308 to $5,485,496 for the quarter ended March 31, 2005 compared to the first quarter of 2004, an increase of 47%. On a diluted basis, our earnings per share increased to $0.33 from $0.24 for the quarter ended March 31, 2005. The principal reasons for the increase in net earnings were the contributions from United States Phase I operations and the inclusion of earnings from PharmaNet, which we acquired in December 2004.

Earnings per share for the quarter ended March 31, 2005 include a one-time charge of approximately $2.2 million related to write-off of deferred charges due to repayment of $70 million of our term loan. This charge reduced diluted earning per share by approximately $0.10. Without this one-time charge, diluted earnings per share would have been $0.43. Additionally, as a result of the acquisition of TTI and PharmaNet, the Company began recording significantly larger amounts of non-cash amortization expense of intangible assets compared to historical levels. For the quarter ended March 31, 2005 we recorded approximately $1,176,000 in amortization expense compared to $311,000 for same period in 2004.

As of March 31, 2005 we had 18,277,692 shares of common stock outstanding compared to 15,031,659 at the end of March 31, 2004. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from 15,743,943 to 16,507,924 for the quarter ended March 31, 2005 as compared to the corresponding period in the prior year. Throughout the balance of 2005, the 3,078,000 shares sold in the March 2005 public offering will have an increasingly greater effect on the number of diluted shares outstanding. The increase in the number of shares resulted primarily from the additional issuance of 3,078,000 shares of common stock in connection with our secondary offering in March 2005, shares issued in connection with the TTI and PharmaNet acquisitions, the exercise of employee stock options, offset by the repurchase of 820,000 shares in connection with the issuance of the convertible notes. Excluding any common stock we may issue in connection with future acquisitions and our employee benefit plans, we expect that the diluted number of shares outstanding will increase in 2005 as the result of approximately 60,000 shares we expect to issue in connection with the Clinical Pharmacology earn-out for the 12-month period ending June 30, 2005. If our average common stock price exceeds $41.08 during a reporting period, we will be required to include additional shares in calculating the weighted average number of fully diluted shares due to our convertible notes. The amount of additional shares will be calculated comparable to the treasury method used for in- the money- stock options.

Liquidity and Capital Resources

For the three months ended March 31, 2005, net cash used in operating activities was $1,540,048 in contrast to $3,632,070 of net cash provided by operations for the corresponding period in 2004. The change is primarily due to the substantial increase in net earnings, depreciation and amortization, offset by an increase in net assets, primarily accounts receivable and a reduction of advance payments acquired in the acquisition of PharmaNet.

For the three months ended March 31, 2005, net cash used in investing activities was $5,795,740 compared to $17,269,324 used in investing activities for the corresponding period in 2004. During the quarter ended March 31, 2005, we used approximately $4.6 million to purchase property and equipment, including approximately $1.0 million in leasehold improvements to expand capacity at our Miami facility and approximately $950,000 to purchase additional land to provide additional parking at our principal Miami facility. During the quarter ended March 31, 2004, we used approximately $14.4 million to purchase property and equipment, including $12.1 million to purchase our principal Miami facility; approximately $1.5 million to purchase marketable securities and approximately $1.3 million relating to prior acquisitions.

During the first quarter of 2005, net cash provided by financing activities was $37,054,568 compared to net cash used in financing activities of $10,030,569 in the corresponding period of 2004. The increase was primarily attributable to receipt of net proceeds from the March 2005 offering of approximately $108.2 million offset by reduction of our term loan.

On December 22, 2004, we entered into a $160 million credit facility from a syndicate of banks arranged by UBS Securities LLC. The facility consists of a term loan in the amount of $120 million which is fully funded and a revolving line of credit in the maximum amount of $40 million, and also provides for swingline and letter of credit borrowings. Borrowings under the credit facility provided a portion of the consideration used to acquire PharmaNet.

Borrowings under the revolving line of credit are available for general corporate purposes, and $5 million of borrowings is currently outstanding under the revolving line of credit. The credit facility is guaranteed by each of our United States subsidiaries, and is secured by a mortgage on our facility in Miami, Florida, a pledge of all of the assets of our United States operations and United States subsidiaries, and a pledge of 65% of the stock of certain of our foreign subsidiaries. The term loan bears interest at a rate of LIBOR plus 300 basis points, and originally called for increasing principal reduction payments ranging between approximately $2.5 million and $7.5 million due quarterly beginning on March 31, 2005 and a final payment due December 31, 2010, subject to certain conditions. As a result of the repayment of $70 million in March 2005, the required principal payments were reduced to approximately $1.1 million commencing quarterly on March 31, 2005 and increasing quarterly to a final $3.1 million payment in December 2010.

The revolving line of credit bears interest at a rate of LIBOR plus 275 basis points and matures on December 22, 2009, subject to certain conditions. Once the term loan has been paid, we may not borrow under it again. In order to stay in compliance with the terms of the credit facility and to borrow further on the revolving line of credit, we must comply with covenants requiring us, among other things, to maintain certain leverage, interest coverage and fixed charge coverage ratios. The Company was in compliance with all covenants as of March 31, 2005. In addition to the required quarterly principal payments, on an annual basis beginning in 2006, we will be required to further reduce the principal by an amount equal to 50% of our consolidated excess cash flow, as defined in the credit facility, for the prior year. Any voluntary prepayments are deducted from the calculation of excess cash flow.

Additionally, in August and September 2004 we issued $143.75 million of 2.25% convertible notes due 2024. The notes are redeemable at any time or after August 15, 2009, subject to prior conversion once we give notice of redemption. Additionally, holders of notes may require us to repurchase the notes on August 15, 2009, 2014 and 2019. Upon any redemption we will be required to pay principal and accrued interest. Also, the notes are convertible at the option of the holders at any time. The initial conversion price is approximately $41.08 per share. If the holder elects to convert, we will be required to pay the principal, if any, and accrued interest in cash and the premium, if any, in shares of our common stock.

As of March 31, 2005, our average interest rate on the credit facility which includes both the term loan and revolver was approximately 5.98%.

On May 2, 2005, we had approximately $60.8 million in cash and marketable securities on hand. Based upon our cash balances, our anticipated positive cash flows from operations for the balance of 2005, and the availability of our revolving line of credit, we believe we have enough working capital to meet our operational needs within the next 12 months. If we consummate any acquisitions of which there can be no assurance, we expect to use our cash and credit facility and, if necessary, obtain additional debt or equity financing (or a combination thereof).

Capital Expenditures and Commitments

During the quarter ended March 31, 2005 we incurred approximately $4.6 million of capital expenditures, of which approximately $2.0 million is primarily attributable to the purchase of the parcel of land adjacent to the Miami facility and leasehold improvements. We expect to expend approximately $15.0 million for capital assets for the remainder 2005 consisting primarily of new bioanalytical laboratory equipment to create extra capacity and facilities for future growth.

At March 31, 2005, we had accrued an additional payable on our balance sheet of approximately $5.4 million potentially due to former PharmaNet stockholders pursuant to our Merger Agreement with PharmaNet. The Merger Agreement provided that additional merger consideration will be payable if working capital at the closing date, as determined, exceeded an agreed upon amount. While we have not made a final determination of the amount we owe PharmaNet, we recorded approximately $5.4 million as a liability on our balance sheet.

We are obligated to pay the stockholders of Clinical Pharmacology contingent additional merger consideration of up to $4 million per year, subject to a maximum of $9 million over the three years of the earn-out period (which are the 12 months ended June 30, 2004, 2005 and 2006). The contingent payments are based upon meeting agreed-upon revenue milestones. When paid, the additional merger consideration is in equal amounts of cash and SFBC common stock. The earn-out for the first 12 month period was paid in August 2004 and reduced our future possible amount payable to $5 million. Based upon business to date, we will pay $4 million for the 12 month period ending June 30, 2005. This amount is reflected on our balance sheet as a liability at March 31, 2005.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. At March 31, 2005, these non-cancelable purchase obligations were not materially different than those disclosed in the Contractual Commitments table contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

When we pay the shareholders of Clinical Pharmacology the full $4 million earn-out for the 12 month period ending June 30, 2005, we may be obligated to pay these shareholders an additional $1 million in additional earn-out (in equal amounts of cash and common stock) for the 12 month period ending June 30, 2006, if certain future operating milestones are achieved.

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

In connection with PharmaNet’s acquisition of MEDEX Clinical Trial Services, Inc. in 2001, PharmaNet was required to pay contingent consideration of up to $2,250,000. The earn-out period ends in November, 2005. We do not expect to pay any amounts on this earnout.

Forward-Looking Statements

The statements in this Report relating to our expectations about anticipated use of proceeds from our March 2005 public offering of our common stock, the resolution of the Spanish litigation, expanding the number of beds in our Miami, Florida Facility, our opening of another facility in Tampa, Florida, cross-selling opportunities resulting from our acquisition of PharmaNet, increases in the number of outstanding shares of our common stock on an actual and fully diluted basis, 2005 gross profit margins, 2005 interest expenses, our future acquisitions, our effective tax rate for the balance of 2005, the availability of Canadian tax credits , the adequacy of our working capital, anticipated capital expenditures for the balance of 2005, the payment of future earn-outs, and the effectiveness of our hedging activities are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements within the meaning of the Act.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) an unanticipated decision to make an acquisition of a substantially larger competitor, which would require us to re-allocate our intended uses of our cash resources; (2) our ability to successfully implement our plans for operational and geographical expansion; (3) our ability to successfully achieve and manage the technical requirements of specialized clinical trial services, while maintaining compliance with applicable rules and regulations; (4) our ability to compete nationally in attracting pharmaceutical companies in order to develop additional business; (5) our continued ability to recruit participants for clinical studies; (6) the economic climate nationally and internationally as it affects drug development operations, (7) our ability to integrate and absorb PharmaNet and any future acquisitions into our current operational structure, (8) the changing mix of, and the amount contracts and laboratory services offered, (9) future legislation in Canada which may affect our ability to continue to generate tax credits at Anapharm to lower the effective tax rate, (10) our future stock price, and (11) a variety of economic factors that may affect the relative values of the United States and Canadian currencies as well as the results of any hedging strategies should we employ such strategies.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see our prospectus dated March 10, 2005 and our Form 10-K for the year ended December 31, 2004 which we filed with the Securities and Exchange Commission.

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

Market Risk

In 2004, we purchased certain debt securities. We classify our investments in debt securities as available-for-sale in accordance with Statement No. (“SFAS”) 115, “Accounting for Certain Investments in Debt Management’s discussion and analysis of financial condition and results of operations and Equity Securities.” Investments classified as available-for-sale are carried at fair value based on quoted market prices. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive earnings, net of applicable deferred income taxes. As of March 31, 2005, there were no material realized gains or losses. Cost is determined on the actual purchase price of the marketable security for determining realized gains and losses. In the first three months of 2004, the unrealized gain on investments in marketable securities was insignificant.

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

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, convertible senior notes and notes payable. At March 31, 2005, the fair value of these instruments approximates their carrying amounts.

Currency Risk

At our foreign operations where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the applicable reporting period. Revenue and expenses of our foreign operations are translated at the average exchange rate during the period. Prior to our acquisition of PharmaNet, our currency translation risks arose primarily from our Canadian operations. The aggregate effect of translating the financial statements of our Canadian operations is included in a separate component of stockholders’ equity entitled “Accumulated Other Comprehensive Earnings.” For the quarter ended March 31, 2005 we had a pre-tax gain from foreign currency transactions of $125,006, compared to a pre-tax loss of $149,287 for the same quarter in 2004. Our acquisition of PharmaNet, which has significant global operations, subjects us to increased currency risks relating to various foreign currencies. We recently implemented a foreign currency risk hedging strategy in an attempt to mitigate our foreign currency risk. We may not be successful in this regard.

Interest rate risk

We have a $160 million credit facility. At March 31, 2005 our outstanding balance under the credit facility was $53,958,338. The interest rate on this credit facility is LIBOR based and variable. This credit facility is secured by substantially all of our assets and those of our United States subsidiaries and a pledge of 65% of the capital stock of certain of our foreign subsidiaries. Changes in interest rates, and LIBOR in particular, will affect our cost of funds under this facility. A 10% change in our variable rate credit facility would result in a change in annual interest expense of approximately $329,000.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We have been advised that the Market Regulation Department of the National Association of Securities Dealers, or NASD, and the NASD Amex Regulation Division are conducting a review of certain trading activity in our stock and options prior to our November 3, 2004 announcement of our proposed acquisition of PharmaNet. We are fully cooperating with the NASD in these reviews. Depending upon the outcome of these reviews, the matter could be referred to the SEC for further action. We do not believe that any of our management or employees who had knowledge of the transaction engaged in any trading of our stock during the period.

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

Item 2. Securities

(a) Not applicable

(b) Not applicable.

(c) Not applicable

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

3.4

Certificate of Correction to Certificate of Incorporation (3)

3.5

Bylaws (1)

3.6

First Amendment to the Bylaws (2)

3.7

Second Amendment to the Bylaws (4)

3.8

Third Amendment to the Bylaws (5)

10.1

Summary of Bonus Compensation (6)

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer

——————

(1)

Contained in Form SB-2 filed on August 17, 1999.

(2)

Contained in Form SB-2 filed on October 5, 2000.

(3)

Contained in Form 10-Q filed on August 4, 2004.

(4)

Contained in Form 10-KSB filed on March 31, 2003.

(5)

Contained in Form 10-K filed on March 15, 2004.

(6)

Contained in Form 10-K filed on March 8, 2005.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May10, 2005 by the undersigned, thereunto duly authorized.

SFBC INTERNATIONAL, INC.

/s/ ARNOLD HANTMAN
Arnold Hantman, Chief Executive Officer

/s/ DAVID NATAN
David Natan, Chief Financial Officer

EXHIBIT INDEX

Exhibit

Number

Description

3.1

Certificate of Incorporation (1)

3.2

First Amendment to Certificate of Incorporation (1)

3.3

Certificate of Correction to Certificate of Incorporation (2)

3.4

Certificate of Correction to Certificate of Incorporation (3)

3.5

Bylaws (1)

3.6

First Amendment to the Bylaws (2)

3.7

Second Amendment to the Bylaws (4)

3.8

Third Amendment to the Bylaws (5)

10.1

Summary of Bonus Compensation (6)

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer

——————

(1)

Contained in Form SB-2 filed on August 17, 1999.

(2)

Contained in Form SB-2 filed on October 5, 2000.

(3)

Contained in Form 10-Q filed on August 4, 2004.

(4)

Contained in Form 10-KSB filed on March 31, 2003.

(5)

Contained in Form 10-K filed on March 15, 2004.

(6)

Contained in Form 10-K filed on March 8, 2005.