Form 10-Q
period 2005-06-30
SFBC INTERNATIONAL INC
filed 2005-08-09
CIK 1089542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒  Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2005

Commission File No. 1-16119

______________

SFBC INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

______________

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

The registrant has 18,329,238 shares of common stock outstanding as of August 3, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

	(Unaudited) June 30, 2005
		December 31, 2004

ASSETS
Current Assets
Cash and cash equivalents	$21,416,609	$24,908,585
Investment in marketable securities	9,673,245	9,735,708
Accounts receivable, net	99,568,033	98,067,099
Income tax receivable	3,718,930	6,996,120
Loans receivable from stockholders	217,151	207,288
Deferred income taxes	3,516,347	3,562,407
Prepaids and other current assets	12,052,372	6,788,903
Total current assets	150,162,687	150,266,110
Loans receivable from stockholders	200,000	200,000
Property and equipment, net	66,874,287	63,906,271
Goodwill, net	296,754,958	292,672,986
Other intangibles, net	34,242,456	38,421,973
Other assets, net	9,740,295	12,719,770
Total assets	$557,974,683	$558,187,110
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,073,178	$15,203,741
Accrued liabilities	17,856,685	15,589,798
Purchase consideration due to stockholders	10,066,439	10,266,357
Client advances, current	16,422,480	23,309,597
Line of credit, current portion	—	5,000,000
Capital lease obligations and notes payable	2,867,491	3,257,288
Long term debt, current portion	—	10,000,000
Total current liabilities	56,286,273	82,626,781
Client advances	22,767,563	27,359,504
Deferred income taxes	15,416,747	16,165,895
Line of credit	22,000,000	—
Capital lease obligations and notes payable	4,744,036	5,510,022
Long term debt	—	110,000,000
2.25% Convertible senior notes payable, due 2024	143,750,000	143,750,000
Minority interest in joint venture	392,771	359,581
Commitments	—	—
Stockholders' equity
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued
Common stock, $0.001 par value, 40,000,000 shares authorized, 18,341,307 shares and 15,053,888 shares issued and outstanding as of June 30, 2005 and December 31, 2004	18,341	15,054
Additional paid-in capital	234,665,567	123,005,497
Retained earnings	56,485,701	43,882,030
Deferred compensation	(1,599,905)	(83,467)
Accumulated other comprehensive earnings	3,047,589	5,596,213
Total stockholders' equity	292,617,293	172,415,327
Total liabilities and stockholders' equity	$557,974,683	$558,187,110

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue
Direct revenue	$82,378,527	$33,329,790	$160,294,103	$63,449,884
Reimbursed out-of-pockets	24,025,879	3,088,260	43,487,687	6,453,705
Total net revenue	106,404,406	36,418,050	203,781,790	69,903,589
Costs and expenses
Direct costs	45,649,031	16,909,199	89,543,206	32,307,702
Reimbursable out-of-pocket expenses	24,025,331	3,088,260	43,487,687	6,453,705
Selling, general and administrative expenses	24,611,452	9,850,883	46,189,535	19,884,995
Total costs and expenses	94,285,814	29,848,342	179,220,428	58,646,402
Earnings from operations	12,118,592	6,569,708	24,561,362	11,257,187
Other income (expense)
Interest income	156,776	193,413	554,332	366,098
Interest expense	(3,052,881)	(135,132)	(8,563,964)	(240,679)
Total other income (expense)	(2,896,105)	58,281	(8,009,632)	125,419
Earnings before income taxes	9,222,487	6,627,989	16,551,730	11,382,606
Income tax expense	1,987,730	1,686,251	3,773,794	2,714,561
Earnings before minority interest in joint venture	7,234,757	4,941,738	12,777,936	8,668,045
Minority interest in joint venture	116,583	194,408	174,265	194,408
Net earnings	$7,118,174	$4,747,330	$12,603,671	$8,473,637

Earnings per share:
Basic	$0.39	$0.31	$0.74	$0.56
Diluted	$0.38	$0.30	$0.71	$0.54
Shares used in computing earnings per share:
Basic	18,333,992	15,155,668	17,065,846	15,069,051
Diluted	18,946,222	15,871,568	17,734,926	15,811,938

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004

Cash flows from operating activities
Net earnings	$12,603,671	$8,473,637
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,436,396	2,973,043
Amortization of deferred debt issuance costs	4,192,725	—
Gain on disposal of property and equipment	(43,705)	—
Minority interest	174,265	194,408
Provision for bad debt	—	302,718
Common stock and options issued as compensation	160,623	84,224
Changes in assets and liabilities
Accounts receivable	(1,500,934)	(4,500,216)
Income tax receivable	3,277,190	900,380
Prepaid expenses and other current assets	(3,970,914)	(207,805)
Other assets	(1,213,250)	(70,009)
Accounts payable	(6,130,563)	(165,019)
Accrued liabilities	2,266,887	(112,178)
Client advances	(11,479,058)	(998,347)
Deferred income taxes	(2,651,547)	(144,456)
Total adjustments	(8,481,885)	(1,743,257)
Net cash provided by operating activities	4,121,786	6,730,380
Cash flows from investing activities
Additional purchase price considerations from prior acquisitions	(1,226,508)	(1,480,938)
Purchase of property and equipment	(9,395,735)	(16,245,189)
Proceeds from the disposal of property and equipment	46,605	—
Change in long term investments and marketable securities	62,463	(3,707,479)
Change in loans extended to stockholders	(9,863)	(21,065)
Net cash used in investing activities	(10,523,038)	(21,454,671)
Cash flows from financing activities
Borrowings on lines of credit	56,000,000	10,000,000
Payments on lines of credit	(39,000,000)	(10,000,000)
Principal additions to long term debt	—	9,000,000
Principal payments on long term debt	(120,000,000)	(31,171)
Change in capital lease obligations and notes payable	(1,997,652)	(9,900)
Debt issuance costs attributable to financing instruments	(1,292,555)	—
Dividend payment made to non-controlling interest	(92,355)	—
Proceeds from stock issued under employee stock purchase and option plans	859,866	1,158,979
Net proceeds from secondary public stock offering	108,213,048	—
Net cash provided by financing activities	2,690,352	10,117,908
Net effect of exchange rate changes on cash	218,924	15,232
Net decrease in cash and cash equivalents	(3,491,976)	(4,591,151)
Cash and cash equivalents at beginning of period	24,908,585	56,020,452
Cash and cash equivalents at end of period	$21,416,609	$51,429,301

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004

Supplemental disclosures:
Interest paid	$3,052,881	$240,679
Income taxes paid	$3,492,319	$1,101,000
Supplemental disclosures of non-cash investing and finance activities:
Additional purchase considerations related to the acquisition of a business	$—	$4,000,000
Change in the valuation of identifiable intangible assets related to the acquisition of a business	$2,142,000	$—
Common stock and options issued as compensation	$160,623	$84,224
Restricted stock units issued as long term incentive compensation to executives	$1,677,061	$—
Common stock forfeited in lieu of cash payment related to option exercises	$—	$2,269,125
Capital lease obligations	$841,869	$—

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.

ORGANIZATION AND BASIS OF PRESENTATION

Principles Of Consolidation And Organization

The condensed consolidated financial statements include the accounts of SFBC International, Inc., its wholly-owned subsidiaries and its 49%-owned Spanish joint venture. All financial information presented in this report relating to foreign subsidiaries has been converted to United States dollars. All significant intercompany balances and transactions have been eliminated in consolidation.

Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “SFBC International,” “SFBC,” or the “Company” refer to SFBC International, Inc. and its subsidiaries and predecessors as a combined entity.

On July 25, 2004, the Company acquired Taylor Technology, Inc., based in Princeton, NJ. See Note 3 to the Condensed Consolidated Financial Statements.

On December 22, 2004, the Company acquired PharmaNet, Inc., based in Princeton, NJ. See Note 3 to the Condensed Consolidated Financial Statements.

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Operating results for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the remaining quarters and for the year ending December 31, 2005.

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

Net Earnings Per Share

The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires dual presentation of net earnings per share; Basic and Diluted. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Included in diluted shares are common stock equivalents relating to stock options with a dilutive effect of 612,230 and 669,080 shares of common stock for the three and six month periods ended June 30, 2005, respectively, and 715,900 and 742,887 shares of common stock for the three and six month periods ended June 30, 2004, respectively.

The number of common shares outstanding on the balance sheet includes 52,115 shares issuable under restricted stock units granted to five members of the Company’s senior management. Issuance and delivery of these restricted share units has been deferred to a later date subsequent to termination of employment. These shares are included in the Company’s calculation of fully diluted earnings per share.

In August and September 2004, we sold $143.75 million of our 2.25% convertible senior notes due in 2024. If the average stock price of our common stock during a reporting period is greater than $41.08, then shares reserved for issuance on possible conversion of our outstanding convertible senior notes will be included in calculating diluted shares outstanding in an amount equal to the difference between the “conversion amount” and the outstanding principal amount divided by $41.08. The conversion amount is, for this purpose, the outstanding principal amount divided by $41.08 multiplied by the average stock price during the period. For the three and six months ended June 30, 2005, there were “zero” shares included in diluted shares outstanding attributable to the convertible senior notes since the average share price for the three month periods ended March 31, 2005 and June 30, 2005 and the six month period ended June 30, 2005 was less than $41.08.

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

Historically, we have granted stock options to our employees at exercise prices equal to or greater than the fair value of the shares at the date of grant and accounted for these stock option grants in accordance with APB 25. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the statement of operations. Because we

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

recognized that APB 25 was in the process of being rescinded, we amended our stock option plan to provide for the grants of restricted stock and other forms of equity compensation in addition to stock options (collectively, “Stock Rights”) in 2004.

In December 2004, APB 25 was replaced by Statement of Financial Accounting Standards No. 123 (Revised) (“Statement 123(R)”) which is effective for all annual accounting periods beginning after July 15, 2005. SFBC will adopt Statement 123(R) effective on January 1, 2006 and will be required to recognize an expense for the fair value of its unvested outstanding stock options. Under Statement 123(R), SFBC must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective option requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement 123(R), while the retroactive option would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Both transition methods will require management to make accounting estimates. SFBC has not yet concluded which method it will utilize, nor has it determined what the impact will be on its earnings per share, although such impact will have a material adverse effect on our net earnings and earnings per share.

The following pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings:
As reported	$7,118,174	$4,747,330	$12,603,671	$8,473,637
Pro forma	$5,198,301	$3,821,206	$8,763,925	$6,621,390

Basic earnings per share:
As reported	$0.39	$0.31	$0.74	$0.56
Pro forma	$0.28	$0.25	$0.51	$0.44
Diluted earnings per share:
As reported	$0.38	$0.30	$0.71	$0.54
Pro forma	$0.27	$0.24	$0.49	$0.42

Generally, options granted by the Company vest over a three year period. Historically, these options expired in 10 years or three months after separation of service, whichever occurs earlier. Beginning in 2004, the Company began shortening the term of its options to five years and, in some cases, shortening the vesting period in anticipation of the effect of Statement 123(R). Also in June 2004, we amended the Plan to broaden the types of awards which could be granted under the Plan to include grants of common stock, restricted stock units and stock appreciation rights in addition to non-qualified and incentive stock options.

The Company recently began using restricted stock as the primary equity component of long-term incentives awarded to its senior management. The number of common shares outstanding on the balance sheet includes 52,115 shares issuable under restricted stock units granted to five members of the Company’s senior

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

management. Issuance and delivery of these restricted share units has been deferred to a later date subsequent to termination of employment. These shares are included in the Company’s calculation of fully diluted earnings per share. Based upon the recommendation of the independent compensation consultant retained by the Compensation Committee of the Board of Directors, grants of restricted stock units were valued at a premium to the market price (resulting in the issuance of fewer shares). In the future that may change if our competitors and others begin using a different valuation model.

In June 2004, the Company’s stockholders approved and ratified an increase of 300,000 shares of common stock under the 1999 Stock Plan (“Plan”). In June 2005, our stockholders approved and ratified another amendment to the Plan increasing the number of Stock Rights under the Plan by 300,000 shares. As of August 3, 2005, there were 382,241 stock rights available for issuance.

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised) (“Statement 123(R)”) which addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal eliminates use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires such transactions to be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure. The new standard substantially amends FASB Statement No. 123, Accounting for Stock-Based Compensation. FASB Statement 123 (R) is effective for all annual reporting periods beginning after July 15, 2005. SFBC will adopt Statement 123(R) effective on January 1, 2006 and will be required to recognize an expense for the fair value of its unvested outstanding stock options. Under Statement 123(R), SFBC must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective option requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement 123(R), while the retroactive option would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Both transition methods will require management to make accounting estimates. SFBC has not yet concluded which method it will utilize, nor has it determined what the impact will be on its earnings per share, although such impact will have a material adverse effect on our net earnings and earnings per share.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our condensed consolidated financial statements.

NOTE 3.

ACQUISITIONS

For the year ended December 31, 2004 and the three and six months ended June 30, 2005, our acquisitions consisted of the following:

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

Under the terms of the acquisition agreement with the Company, TTI shareholders were required to deliver $3.0 million in working capital, as defined, to the Company. This amount was subject to a one year measurement period subsequent to the July 2004 closing, to record adjustments, if any, to amounts delivered to the Company in July 2004. On August 2, 2005, the Company paid former TTI shareholders approximately $557,000 for delivering to the Company working capital in excess of the $3.0 million level.

PharmaNet, Inc.

On December 22, 2004, we acquired 100% of the capital stock of PharmaNet, Inc. (“PharmaNet”), a Delaware corporation, for initial consideration of approximately $245 million plus approximately $3.6 million representing PharmaNet’s estimated working capital. Under the terms of the Merger Agreement, approximately 7.5% of the merger consideration has been placed in escrow pending receipt of an audited closing date balance sheet. Additionally, the Company established a payable of approximately $5.5 million due to former PharmaNet stockholders as additional consideration pursuant to the Merger Agreement with PharmaNet. The Merger Agreement provided that additional merger consideration was payable if working capital at the closing date, as determined, exceeded an agreed upon amount. The $5.5 million accrual was the net liability after taking into account the $3.6 million payment in December 2004, as discussed above. On July 1, 2005, the Company paid the $5.5 million.

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

The acquisition was accounted for as a purchase in accordance with SFAS 141, and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. Total goodwill of approximately $225.0 million is attributable to the general reputation of the business and the collective experience of the management and employees.

Unaudited Pro Forma Results

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the 2004 acquisitions were as follows for the three month and six month periods ended June 30, 2005 and 2004 as if the business combinations had occurred at the beginning of each period presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net revenue	$106,404,406	$82,917,356	$203,781,790	$158,250,599
Net earnings	$7,118,174	$3,706,234	$12,603,671	$7,292,872
Earnings per share – basic	$0.39	$0.24	$0.74	$0.47
Earnings per share – diluted	$0.38	$0.23	$0.71	$0.45

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The pro forma data is provided for informational purposes only and does not purport to be indicative of results which actually would have been obtained if the combinations had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

NOTE 4.

GOODWILL AND INTANGIBLE ASSETS

The components of the Company’s intangible assets subject to amortization are approximately as follows:

	June 30, 2005			December 31, 2004
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Internally-developed software	5	$454,000	$(85,186)	$454,000	$(39,786)
Subject data-bases	4	900,000	(731,250)	900,000	(618,750)
Employment & non-compete agreements	3.4	1,425,788	(820,282)	1,407,788	(467,762)
Methodologies	4.1	2,568,000	(1,734,056)	2,568,000	(1,410,106)
Technology	5	3,859,000	(405,195)	6,981,000	(41,065)
Contracts & customer relationships	6.5	12,449,519	(1,687,883)	13,529,519	(848,864)

Subtotal		21,656,307	(5,463,851)	25,840,307	(3,426,334)
Intangible assets not subject to amortization
Trade names	—	18,050,000	—	16,008,000	—

Total		$39,706,307	$(5,463,851)	$41,848,307	$(3,426,334)

The values of the intangible assets associated with the acquisition of PharmaNet as of December 31, 2004 were preliminary and were finalized during the period ended June 30, 2005. Amortization expense for intangible assets during the three and six month periods ended June 30, 2005 were approximately $861,000, and $2,038,000, respectively, compared to approximately $310,000, and $596,000 for the three and six month periods ending June 30, 2004. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

2005	4,627,123
2006	3,591,174
2007	3,381,224
2008	3,361,742
2009 and thereafter	3,268,711
18,229,974

As of June 30, 2005, all intangible assets except goodwill and trade names were subject to amortization expense.

The Company assesses its goodwill for impairment annually as of the 1st of January of each year. If we determine that there is impairment, we would incur a charge to our earnings and reduce goodwill on our balance sheet as of the prior December 31st. No impairment was recorded for the years ended 2004 and 2003.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5.

DEBT

Convertible Senior Notes Payable

In August and September 2004, SFBC issued $143.75 million aggregate principal amount of its 2.25% convertible senior notes due 2024. SFBC’s net proceeds after repurchasing 820,000 shares of its common stock and transaction costs were approximately $113 million. Interest is payable on the notes semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2005. The notes are convertible into cash and, if applicable, shares of SFBC’s common stock based upon an initial conversion rate of 24.3424 shares per $1,000 in principal amount of notes not to exceed 3,086,445 shares, subject to adjustment in certain circumstances. This results in an initial conversion price of approximately $41.08 per share.

On or after August 15, 2009, SFBC may, at its option, redeem the notes in whole or in part for cash at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. On each of August 15, 2009, August 15, 2014 and August 15, 2019, holders may require SFBC to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest. The notes are unsecured senior obligations and are effectively subordinated to all of SFBC’s existing and future secured indebtedness and to all existing and future liabilities of SFBC subsidiaries (including trade payables).

Credit Facility

On December 22, 2004, SFBC entered into a $160 million credit facility from a syndicate of banks arranged by UBS Securities LLC. The facility consisted of a term loan in the amount of $120 million and a revolving line of credit in the maximum amount of $40 million. Borrowings under the credit facility provided a portion of the consideration used to acquire 100% of the stock of PharmaNet. The term loan originally called for increasing principal payments ranging between approximately $2.5 million and $7.5 million due quarterly beginning on March 31, 2005, and a final payment due December 31, 2010, subject to certain conditions. As a result of the Company’s March 10, 2005 public offering, it prepaid $70 million toward the term loan on March 17, 2005, reducing the outstanding balance to $50 million. As a result of this prepayment the Company incurred a non-cash write-off of deferred loan costs of approximately $2.2 million. Additionally, as a result of the prepayment, required quarterly principal payments were reduced to approximately $1.1 million commencing on March 31, 2005, increasing to a maximum of approximately $3.1 million, due on December 31, 2010.

On June 14, 2005, the Company entered into a $90 million Amended and Restated Credit Agreement (the “Amendment”). As a result of this Amendment, we eliminated the term loan portion of the facility and increased the amount of the revolving line of credit from $40 million to $90 million. Also, as a result of this Amendment the Company incurred an additional non-cash write-off of approximately $1.1 million of deferred loan costs. The amendment also gave the Company the ability to expand the amended credit facility through the addition of an unfunded $50 million accordion feature. Prior to the Amendment, the facility bore interest at the rate of 300 basis points above LIBOR for the term loan and 275 basis points above LIBOR for the revolving credit facility. We were also required to make quarterly principal payments and, beginning January 1, 2006, sweep 50% of our excess cash flow, as defined, to reduce the principal balance of the term loan. Under the new revolving credit facility, the interest rate was reduced from 275 to 225 basis points above LIBOR, no principal payments are required until maturity in December 2009, and the excess cash flow sweep requirement was effectively eliminated.

Prior to the Amendment, we had approximately $49 million due under the term loan and $5 million due under the revolving credit facility, not including payment of accrued interest and closing costs. We used approximately $30 million of our existing cash and borrowed $19 million under the revolving credit facility to repay the term loan. As of the close of business on June 30, 2005, our outstanding balance under the credit facility was $22 million. Borrowings under the credit facility are secured by substantially all of our United States assets and the credit facility is due in December 2009.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Under the terms of the credit facility, SFBC must comply with certain restrictive covenants requiring it to maintain certain leverage, interest coverage and fixed charge coverage ratios and limiting its annual capital expenditures. The credit facility contains certain covenants that restrict, or may have the effect of restricting, its payment of dividends. The Company was in compliance with all covenants as of June 30, 2005.

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

NOTE 7.

EMPLOYEE STOCK PURCHASE PLAN.

On June 21, 2004, SFBC’s stockholders approved the 2004 Employee Stock Purchase Plan (the “ESPP”) permitting eligible participants (excluding executive officers) to purchase up to 150,000 shares of our common stock. The ESPP permits employees who are employed for at least 20 hours per week and who have been so employed for at least three months continuously by SFBC or one of its designated subsidiaries the option of purchasing common stock from SFBC at a 15% discount from the lower of the fair market value of such shares at the beginning of an offering period or the fair market value of such shares at the end of the offering period. Each offering period (except the initial period) is six months. Each eligible employee is granted an option to purchase such shares at the beginning of each offering period. In May 2005, SFBC’s stockholders approved an amendment to the ESPP which increased the total number of shares of our common stock available under the ESPP to 250,000 shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. As of the end of the June 30, 2005 and the December 31, 2004 purchase periods, there were 53,600 and 16,804 shares, respectively, issued under the ESPP.

NOTE 8.

SECONDARY PUBLIC OFFERING

On March 15, 2005, the Company and certain executive officers of the Company sold 3,500,000 shares of SFBC common stock at $38.00. The Company sold 3,078,000 shares; and the executive officers sold 422,000 shares. In addition, SFBC granted the underwriters an option to purchase up to an additional 525,000 shares of common stock to cover over-allotments, which was not exercised. The net proceeds to SFBC from the offering after expenses were approximately $108.2 million, of which SFBC used $70 million to repay a portion of its outstanding term loan under its credit facility on March 17, 2005.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9.

SUBSEQUENT EVENTS

As of June 30, 2005, the Company established a payable of approximately $5.5 million due to former PharmaNet stockholders as additional consideration pursuant to the Merger Agreement with PharmaNet. The Merger Agreement provided that additional merger consideration is payable if working capital at the closing date, as determined, exceeded an agreed upon amount. The $5.5 million accrual as of June 30, 2005 is the net liability after taking into account a $3.6 million payment in December 2004. On July 1, 2005, the Company paid approximately $5.5 million to former PharmaNet stockholders in full satisfaction of all remaining merger considerations.

Under the terms of the acquisition agreement between TTI and the Company, TTI shareholders were required to deliver $3.0 million in working capital, as defined, to the Company. This amount was subject to a one year measurement period subsequent to the July 2004 closing, to record adjustments, if any, to amounts delivered to the Company in July 2004. On August 2, 2005 the Company paid former TTI shareholders approximately $557,000 for delivering to the Company working capital in excess of the $3.0 million level.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2004.

The following discussion and other information in this Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate, “predict,” “intend,” “potential” or “continue” or other comparable terminology. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors, as more fully discussed herein under the heading “Forward-Looking Statements” and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Special Factors Relating to our Business and Common Stock” contained in our Form 10-K for the year ending December 31, 2004 filed with the Securities and Exchange Commission and the Risk Factors in our March 10, 2005 prospectus also filed with the Securities and Exchange Commission. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made and should also carefully consider the Special Factors. We do not assume any obligation to update the forward-looking statements after the date hereof.

Overview

Effective as of the close of business on May 19, 2004, we effected a three-for-two stock split. All historical earnings per share numbers, references to numbers of shares outstanding, reference to our shares of common stock used in acquisitions, and other references appearing in this Report have been retroactively adjusted as required by applicable accounting standards, except where we disclose that no adjustment has been made

We are a leading global drug development services company, providing a broad range of both early and late stage clinical drug development services to branded pharmaceutical, biotechnology, generic drug and medical device companies around the world. We have conducted clinical trials for many leading drugs, and our clients include many of the largest pharmaceutical, biotechnology and generic drug companies in the world.

In early stage clinical development services, we specialize primarily in the areas of Phase I and early Phase II clinical trials and bioanalytical laboratory services. We operate four Phase I and early Phase II clinical trial facilities located in Miami and Ft. Myers, Florida and in Quebec City and Montreal in Canada. These facilities together, account for approximately 1,080 beds. We believe that our 675 bed, 160,000 square foot Miami facility is the largest Phase I and early Phase II clinical trials facility in North America. We expect to expand the Miami facility to 750 beds by the end of 2005. We believe the size and scope of this facility provides a significant advantage in competing for large early stage clinical trials. Further, this facility allows us the flexibility to conduct numerous clinical trials concurrently. Our Miami facility, which also serves as our corporate headquarters, includes a state-of-the-art clinical laboratory. Our Ft. Myers facility has 120 beds. Additionally, we expect to open a facility in Tampa, Florida with approximately 120 beds by the end of 2005. We primarily conduct Phase I and early Phase II clinical trials for the branded pharmaceutical and biotechnology industries in our United States facilities, although our Ft. Myers facility also performs generic testing. Our Canadian facilities, which include over 280 beds, primarily provide Phase I and early Phase II clinical trials and bioanalytical laboratory services to the generic drug industry. We also operate a clinical laboratory in our Montreal, Canada facility. We provide bioanalytical services through our five bioanalytical laboratories located in Philadelphia, Pennsylvania; Princeton, New Jersey; Quebec City and Toronto, Canada (which commenced operations in January 2005); and Barcelona, Spain.

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

Through our PharmaNet subsidiary, which we acquired in late December 2004, we offer late stage clinical development services throughout the world. This acquisition provides us with a diverse revenue base from both early and late stage clinical development services. We now provide late stage Phase II through IV clinical development and related services through a network of 22 offices, with professionals in 25 countries on five continents (North America, Europe, South America, Asia and Australia). Our global platform facilitates optimal site selection, timely patient recruitment and the efficient conduct of complex worldwide clinical trials. We believe that we now have strong late stage development expertise in virtually every therapeutic area with specific focus on major therapeutic areas such as oncology, neurosciences, cardiovascular and infectious diseases. We also offer a full line of proprietary software products specifically designed for clinical development activities. Our web-based products, which we believe comply with FDA and international guidelines and regulations governing the conduct of clinical trials, facilitate the collection, management and reporting of clinical trial information.

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

We have been providing drug development services since 1984. Commencing with our first acquisition in March 2000, we have grown rapidly through strategic acquisitions of related businesses that have broadened our range of services, as well as through internal growth. Our key acquisitions to date include PharmaNet and Anapharm Inc. Through our December 2004 acquisition of PharmaNet, for which we paid approximately $245 million in cash plus approximately $9.1 in working capital, we substantially expanded our late stage clinical development service offering to become a well-balanced global provider of both early and late stage clinical development services. Anapharm, which we acquired in March 2002 for $26.7 million in cash and 251,063 shares of common stock, is a provider of Phase I and early Phase II clinical trials and bioanalytical laboratory services primarily to generic drug companies. This acquisition established our presence in the generic drug industry.

We have grown significantly through organic growth and acquisitions. We made two material acquisitions in 2004. See Note 3 to our Condensed Consolidated Financial Statements. The acquisitions of TTI and PharmaNet affect a comparison of our results of operations for the three months ended June 30, 2005 versus the same period in 2004.

Highlights for the six-month period ended June 30, 2005 as compared to the corresponding period in 2004 include:

•

Our net revenue (including reimbursed out-of-pocket expenses) increased to approximately $203.8 million from approximately $69.9 million for the six months ended June 30, 2004;

•

Our earnings increased to approximately $12.6 million from approximately $8.5 million for the six months ended June 30, 2004;

•

In March 2005, we successfully completed a secondary offering with net proceeds of $108.2 million

•

Our diluted earnings per share were affected by issuance of the additional 3,078,000 shares from the March public offering and the effect of the approximately $3.3 million in non-cash charges from the elimination of the term loan;  and

•

We opened the Toronto bioanalytical laboratory as planned.

Highlights for the three-month period ended June 30, 2005 as compared to the corresponding period in 2004 include:

•

Our net revenue (including reimbursed out-of-pocket expenses) increased to approximately $106.4 million from approximately $36.4 million for the three months ended June 30, 2004;

•

Our earnings increased to approximately $7.1 million from approximately $4.7 million for the three months ended June 30, 2004; and

•

On June 14, 2005 we amended our credit facility thereby improving our balance sheet and reducing our interest costs. See Note 5 to the Condensed Consolidated Financial Statements.

Our revenue consists primarily of fees earned for services performed under contracts with branded pharmaceutical, biotechnology and generic drug company clients. Typically, a portion of our contract fee is due upon signing of the contract, and the majority of the contract fee is generally paid in installments upon the achievement of certain agreed upon performance milestones or based upon actual hours worked at standard billing rates. Because PharmaNet’s contracts are generally larger and longer in duration, it typically receives larger advance payments. Our contracts are generally terminable immediately or after a specified period following notice by the client. These contracts usually require payment to us of expenses to wind-down a study, fees earned to date, and in some cases a termination fee.

Prior to the PharmaNet acquisition, most of our contracts were Phase I and early stage Phase II trials which are of short duration, we have not experienced any significant terminations of contracts in progress. PharmaNet, whose trials are primarily late stage Phase II, Phase III, and Phase IV, typically performs services under long-term contracts. Late stage contracts are subject to a greater risk of delay or cancellation.

In our long-term Phase III contracts we have historically reported gross revenue, which amounts included any reimbursed out-of-pocket expenses consisting of travel and other expenses which were not material. As a result of our acquisition of PharmaNet, during the quarter ended March 31, 2005 we began reporting separately revenue line items consisting of direct revenue and reimbursed out-of-pockets, together with an expense line item for reimbursable out-of-pocket expenses which consists of travel and other expenses for which we are reimbursed by our clients.

We continue to record our recurring operating expenses in two primary categories, (1) direct costs, and (2) selling, general and administrative expenses. As described separately above, in 2005 we began to record our recurring operating expenses in three primary categories by adding reimbursable out-of-pocket expenses. Direct costs consist primarily of participant fees and associated expenses, direct labor and other costs and materials directly related to contracts. Direct costs as a percentage of direct revenue vary from period to period, due to the varying mix of contracts and services performed and to the percentage of direct revenue arising from our PharmaNet and Anapharm’s operations which generally have higher direct costs. Selling, general and administrative costs consist primarily of administrative payroll and overhead, advertising and public relations expense, facilities costs, legal and accounting expense, travel, depreciation and amortization related to amortizable intangibles.

The gross profit margins on our contracts vary depending upon the nature of the services we perform for our clients. Gross margins for our Phase I and Phase II clinical trials and bioanalytical services generally tend to be higher than those for our Phase III trials management and other services that we perform. Within our Phase I and Phase II business, our gross profit margins are generally higher for trials which involve a larger number of participants, a longer period of study time and the performance of more tests. Gross margins for our services to branded drug clients generally tend to be higher than those for generic drug clients. In addition, our gross profit margins will vary based upon our mix of domestic and international business. Gross margins are calculated by subtracting direct costs from direct revenue. Gross profit margins are calculated by dividing the gross margin by direct revenue.

Our effective tax rates for the three and six month periods ended in June 2005 were 21.6% and 22.8% respectively, compared to 25.4% and 23.8% for the same periods in 2004. Our tax rate has decreased for the six month period 2005 because our foreign operations, primarily due to the acquisition of PharmaNet, which generates significant profits in foreign jurisdictions; and due to the significant additional interest expense and write-off of deferred charges which substantially reduced United States income subject to the statutory 35% rate. Our future effective tax rate will primarily be dependent on the relative amount of the pre-tax earnings contribution of our domestic and foreign operations.

Critical Accounting Estimates

The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the applicable period. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that we believe to be reasonable under the circumstances. These estimates and our actual results are subject to known and unknown risks and uncertainties, including those discussed in the “Special Factors Relating to Our Business and Common Stock” section of Item 7 of our Form 10-K for the period ending December 31, 2004, which was filed with the Securities and Exchange Commission. There have been no material changes in our critical accounting estimates or our application of these estimates in 2005.

Results of Operations

The following table summarizes our results of operations for the three and six month periods ended June 30, 2005 and 2004.

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
Direct revenue	$82,378,527	100.0%	$33,329,790	100.0%	$160,294,103	100.0%	$63,449,884	100.0%
Reimbursed out-of-pockets	24,025,879	29.2%	3,088,260	9.3%	43,487,687	27.1%	6,453,705	10.2%
Total net revenue	106,404,406		36,418,050		203,781,790		69,903,589
Costs and expenses
Direct costs	45,649,031	55.4%	16,909,199	50.7%	89,543,206	55.9%	32,307,702	50.9%
Reimbursable out-of-pockets	24,025,331	29.2%	3,088,260	9.3%	43,487,687	27.1%	6,453,705	10.2%
Selling, general and administrative expenses	24,611,452	29.9%	9,850,883	29.6%	46,189,535	28.8%	19,884,995	31.3%
Gross profit margins	36,729,496	44.6%	16,420,591	49.3%	70,750,897	44.1%	31,142,182	49.1%
Earnings from operations	12,118,592	14.7%	6,569,708	19.7%	24,561,362	15.3%	11,257,187	17.7%
Earnings before taxes and minority interest	9,222,487	11.2%	6,627,989	19.9%	16,551,730	10.3%	11,382,606	17.9%
Income tax expense	1,987,730	2.4%	1,686,251	5.1%	3,773,794	2.4%	2,714,561	4.3%
Minority interest in joint venture	116,583	0.1%	194,408	0.6%	174,265	0.1%	194,408	0.3%
Net earnings	$7,118,174	8.6%	$4,747,330	14.2%	$12,603,671	7.9%	$8,473,637	13.4%
Earnings per share
Basic	$0.39		$0.31		$0.74		$0.56
Diluted	$0.38		$0.30		$0.71		$0.54

Net Revenue

Our net revenue (including reimbursed out of pocket expenses) was approximately $106.4 million and $203.8 million for the three and six month periods ended June 30, 2005, respectively, compared to $36.4 million and $69.9 million for the same periods in 2004. This represents an increase of 192.2% for the three month period ended June 30, 2005 compared to the same period in 2004; and an increase of 191.5% for the six month period ended June 30, 2005 compared to the same period in 2004. The increase in both the three and six month periods is primarily attributable to the inclusion of the revenue of PharmaNet and TTI, and an increase in Phase I and Phase II revenue at our Miami facility.

For the three month period ended June 30, 2005, direct revenue was approximately $50.1 million from United States operations and approximately $32.2 million from foreign operations, compared to $14.4 million from our United States operations and $18.9 million from foreign operations for the same periods in 2004. For the six month period ended June 30, 2005, direct revenue was approximately $97.4 million from United States operations and approximately $62.9 million from foreign operations, compared to $28.4 million from our United States operations and $35.0 million from foreign operations for the same periods in 2004. The significant increase in direct revenue for both United States and foreign operations for 2005 compared to the same periods in 2004 and the change in relative percentages of each category as a percentage of overall direct revenue is primarily attributable to the inclusion of PharmaNet direct revenue in 2005 compared to zero during the comparable periods in 2004.

Direct Costs

Direct costs as a percentage of direct revenue increased to 55.4% and 55.9% for the three and six month periods ended June 30, 2005, respectively, compared to 50.7% and 50.9% in the same periods in the prior year. The increase in our direct costs, as a percentage of direct revenue, for the three and six month periods of 2005 is primarily attributable to the inclusion of PharmaNet’s direct costs, an increase in direct costs at Anapharm as a percentage of sales, offset by a decrease in direct costs as a percentage of sales at SFBC Miami.

Direct costs in late stage Phase II-IV businesses are significantly higher than early stage Phase I and Phase II businesses. As a result of the acquisition of PharmaNet our future direct costs as a percentage of direct revenue will be permanently higher than historical levels.

Gross Profit Margins

Our gross profit margins as a percentage of direct revenue decreased to 44.6% and 44.1%, respectively, for the three and six month periods ended June 30, 2005, compared to 49.3% and 49.1% in the same periods in the prior year. This decrease in our gross profit margins for the three and six month periods ended June 30, 2005 compared to the same periods in the prior year is primarily attributable to the inclusion of PharmaNet’s lower gross margins, and a decrease in Anapharm’s gross profit margins offset by an improvement in gross profit margins for SFBC Miami. We anticipate that Anapharm’s gross profit margins will return to historical levels during the second half of the year.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, or SG&A expenses increased to $24,611,452 for the three months ended June 30, 2005 from $9,850,883 compared to the same period in 2004, an increase of 149.8%. As a percentage of direct revenue, our SG&A expenses increased to 29.9% in 2005 from 29.6% for the same three month period in 2004.

Our SG&A expenses increased to $46,189,535 for the six months ended June 30, 2005 from $19,884,995 as compared to the same period in 2004, an increase of 132.3%. As a percentage of direct revenue, our SG&A expenses decreased to 28.8% in 2005 from 31.3% for the same six month period in 2004.

The increase in total SG&A expenses for both the three and six month periods ended June 30, 2005 is primarily due to the inclusion of PharmaNet’s and TTI’s SG&A expenses and to the expansion of our business, including additional administrative and other personnel costs, health and casualty insurance, our increased sales, marketing, and business development efforts, amortization and depreciation expense, facility costs, and public company expenses including professional fees. The decrease in SG&A expenses as a percentage of direct revenue for the six month period ended June 30,2005 compared to the same period in 2004 is primarily attributable to the efficient leveraging of facility cost and other expenses that remain relatively fixed as revenue levels grow.

Interest income and expense

Our interest expense increased to $3,052,881 and $8,563,964 respectively for the three and six-month periods ended June 30 2005, compared to $135,132 and $240,679 for the same periods ended June 30, 2004. This increase is primarily attributable to the interest on our $143.75 million convertible notes issued in August 2004 which bear interest at an annual interest rate of 2.25%, and due to interest expense on our $160 million credit facility entered into December 2004 and amended in June 2005. During the period ended March 31, 2005, we incurred a non-cash charge of approximately $2.2 million related to the write-off of deferred charges due to repayment of $70 million on the term loan. For the three month period ended June 30, 2005 we incurred an additional non-cash charge of $1.1 million as a result of the amendment and repayment of approximately $30 million on the term facility. As of June 30, 2005 the balance outstanding on our credit facility was $22,000,000 excluding accrued interest.

The current interest rate on this variable rate facility as of August 3, 2005 is approximately 5.69%. The remaining deferred financing costs of approximately $7.6 million relating the convertible notes and remaining credit facility will be amortized over a period of between five and six years and are charged to interest expense.

During the remainder of the year we expect to pay off the full loan balance which amounted to $22 million as of August 3, 2005. As a result of significantly lower outstanding loan balances during the second half of the year and due to the fact that we do not expect to incur any additional write-offs of deferred finance charges, our interest expense for the remainder of the year will be materially lower than the first half of the year.

Anapharm acquires its equipment under capital leases in order to take advantage of favorable Canadian tax credits which exceed our interest expense. For the three and six month periods ended June 30, 2005, respectively, Anapharm incurred $271,000 and $444,000 in interest expense in 2005 compared to $69,000 and $150,000, respectively in the same periods in 2004.

Interest income for the three and six month periods ended June 30, 2005 were $156,776 and $554,332, respectively, compared to $193,413 and $366,098 for the same periods in 2004. The increase for the six month period is primarily attributable to increased on hand cash balances relating to the convertible securities issued in 2004 and proceeds from the Company’s equity offering in March 2005. In June the Company used approximately $30.0 million of its on hand cash balances to reduce the term loan because the interest expense on the term loan significantly exceeded interest yields on cash balances.

Income tax expense

Our effective tax rate for the three and six month periods ended June 30, 2005 was 21.6% and 22.8%, respectively, compared to 25.4% and 23.8% for 2004. This decrease in the effective tax rate is primarily attributable to a higher contribution of earnings from foreign entities in 2005, primarily PharmaNet; and due to the significant additional interest expense and write-off of deferred charges which substantially reduced United States income subject to the statutory 35% rate. On an overall basis the Company’s effective tax rate is significantly lower than United States tax rates. Anapharm, which is based in Quebec Canada, receives significant tax credits from the government of Canada for incurring research and development expenses. These credits lower our effective tax rate. PharmaNet operates both in the United States and in numerous different taxing jurisdictions worldwide many with lower tax rates than the United States. We expect (1) the nature of Anapharm’s business and the generation of significant tax credits to continue; (2) and PharmaNet to continue generating a portion of their profits in taxing jurisdictions with lower effective tax rates than the United States. There can be no assurance as to the future amount of Canadian tax credits on a quarterly or annual basis due to the mix of contracts and the related amounts of research and development activity. Nor can there be any assurance that PharmaNet’s foreign subsidiaries can contribute to pre-tax earnings on the same proportion from period to period. Further, there can be no assurance that the foreign jurisdictions in which PharmaNet operates will not increase their tax rates above the United States tax rates. Our future effective tax rate will also be dependent upon our ability to generate sufficient profit levels at Anapharm to enable us to utilize these tax credits. We are also evaluating whether our operations will allow us to take advantage of the one-time special repatriation provisions contained in the American Jobs Creation Act of 2004.

Earnings Per Share

Net earnings increased from $4,747,330 to $7,118,174 for the quarter ended June 30, 2005 as compared to the same quarter in 2004, an increase of 49.9%. For the six-month period ended June 30, 2005, net earnings increased from $8,473,637 to $12,603,671 as compared to the same period in 2004, an increase of 48.7%. On a fully diluted basis, our earnings per share increased to $0.38 from $0.30 and to $0.71 from $0.54 for the three and six month periods ended June 30, 2005 as compared to the corresponding periods in 2004. The principal reasons for the increase in net earnings were the contributions from our Miami Phase I operations and the inclusion of earnings from PharmaNet which we acquired in December 2004.

Earnings per share for the quarter ended June 30, 2005 include a write-off of deferred financing costs of approximately $1.1 million related to the payment of the term loan and debt reduction in June 2005. This charge reduced diluted earning per share by approximately $0.04, net of tax effect. During the period ended March 31, 2005 we also incurred a write-off of approximately $2.2 million which impacted diluted earnings per share by $0.10, net of tax effect. We do not expect any further write-offs of deferred finance charges for the remainder of 2005.

Additionally, as a result of the acquisition of TTI and PharmaNet, the Company began recording significantly larger amounts of non-cash amortization expense of intangible assets compared to historical levels. For the quarter ended June 30, 2005 we recorded approximately $861,000 in amortization expense compared to $310,000 for same period in 2004.

For the quarter ended June 30, 2005 we had 18,333,992 shares of common stock outstanding compared to 15,155,668 for the same period in 2004. For the six-month period ended June 30, 2005, we had 17,065,846 shares of common stock outstanding compared 15,069,051 for the same period in 2004. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from 15,871,568 to 18,946,222 and from 15,811,938 to 17,734,926 for the three and six month periods ended June 30, 2005 compared to the corresponding periods in the prior year. Throughout the balance of 2005, the 3,078,000 shares sold in the March 2005 public offering will have an increasingly greater effect on the number of diluted shares outstanding. The increase in the number of shares resulted primarily from the additional issuance of 3,078,000 shares of common stock in connection with our secondary offering in March 2005, shares issued in connection with the TTI and PharmaNet acquisitions, the exercise of employee stock options, offset by the repurchase of 820,000 shares in connection with the issuance of the convertible notes.

Excluding any common stock we may issue in connection with future acquisitions and employee benefit plans and the issuance of 53,740 shares related to the earnout for Clinical Pharmacology, our future diluted number of shares outstanding will be significantly impacted by our average share price. If our average common stock price exceeds $41.08 during a reporting period, we will be required to include additional shares in calculating the weighted average number of fully diluted shares due to our convertible notes. The amount of additional shares will be calculated comparable to the treasury method used for in-the-money stock options.

Liquidity and Capital Resources

For the six months ended June 30, 2005, net cash provided by operating activities was $4,121,786 in contrast to $6,730,380 for the corresponding period in 2004. The change is primarily due to the increase in net earnings, depreciation and amortization, offset by a substantial decrease in client advances related to the PharmaNet late stage business. At the time of the acquisition of PharmaNet in December 2004, PharmaNet had significant amounts of both short term and long term client advances on its balance sheet. During the six month period ended June 30, 2005 these advances levels were reduced as PharmaNet applied certain amounts of these advances to the accounts receivable from the underlying projects. PharmaNet did not replace these advances with equal levels of new advances resulting in a substantial use of working capital. Cash flows from operations on a historic basis, excluding PharmaNet, has improved significantly during the second half of the year. The Company expects this trend to continue in the second half of 2005.

For the six months ended June 30, 2005, net cash used in investing activities was $10,523,038 compared to $21,454,671 for the corresponding period in 2004. This decrease is attributable to reduced capital expenditures in 2005 first six months of 2005 compared to 2004. During the six months ended June 30, 2005 we incurred approximately $9.4 million of capital expenditures, of which approximately $3.4 million is primarily attributable to the purchase of the parcel of land adjacent to the Miami facility and building improvements; and due to the purchase of bioanalytical equipment and leasehold improvements. In the first six months of 2004 we used approximately $16.2 million to purchase property and equipment, including approximately $12.1 million to purchase our principal Miami facility in the first quarter of 2004.

During the first half of 2005, net cash provided by financing activities was $2,690,352 compared to $10,117,908 in the corresponding period of 2004. The decrease in 2005 is primarily attributable to net proceeds of $108.2 million from our secondary offering offset by repayments of approximately $103 million on credit lines; compared to 2004 when we borrowed $9.0 million in the form of a mortgage payable to secure the purchase of our principal Miami facility.

On December 22, 2004, SFBC entered into a $160 million credit facility from a syndicate of banks arranged by UBS Securities LLC. The facility consisted of a term loan in the amount of $120 million and a revolving line of credit in the maximum amount of $40 million. Borrowings under the credit facility provided a portion of the consideration used to acquire 100% of the stock of PharmaNet. The term loan originally called for increasing principal payments ranging between approximately $2.5 million and $7.5 million due quarterly beginning on March 31, 2005, and a final payment due December 31, 2010, subject to certain conditions. As a result of the Company’s March 10, 2005 public offering, it prepaid $70 million toward the term loan on March 17, 2005, reducing the outstanding balance to $50 million. As a result of this prepayment the Company incurred a non-cash write-off of deferred loan costs of approximately $2.2 million. Additionally, as a result of the prepayment, required quarterly principal payments were reduced to approximately $1.1 million commencing on March 31, 2005, increasing to a maximum of approximately $3.1 million, due on December 31, 2010.

On June 14, 2005 the Company entered into a $90 million Amended and Restated Credit Agreement (the “Amendment”). As a result of this Amendment, we eliminated the term loan portion of the facility and increased the amount of the revolving line of credit facility from $40 million to $90 million. Also, as a result of paying off the term loan, the Company incurred an additional non-cash write-off of approximately $1.1 million of deferred loan costs. The Amendment also gave the Company the ability to expand the amended credit facility through the addition of an unfunded $50 million accordion feature. Prior to the Amendment the credit facility bore interest at the rate of 300 basis points above LIBOR for the term loan and 275 basis points above LIBOR for the revolving credit facility. We were also required to make quarterly principal payments and, beginning January 1, 2006, sweep 50% of our excess cash flow, as defined, to reduce the principal balance of the term loan. Under the new credit facility, the interest rate was reduced from 275 to 225 basis points above LIBOR, no principal payments are required until maturity on December 2009, and the excess cash flow sweep requirement was effectively eliminated. Based on current operating performance, the Company expects the interest rate to drop to 175 basis points above LIBOR effective January 1, 2006.

Prior to the Amendment, we had approximately $49 million due under the term loan and $5 million due under the revolving line of credit. We used approximately $30 million of our existing cash, not including payment of accrued interest and closing costs, and borrowed $19 million under the revolving line of credit to repay the term loan. As of the close of business on June 30, 2005 and August 3 2005, our outstanding balance under the credit facility was approximately $22 million. The credit facility is secured by substantially all of our United States assets and is due in December 2009.

Under the terms of the credit facility, SFBC must comply with certain restrictive covenants requiring it to maintain certain leverage, interest coverage and fixed charge coverage ratios and limiting its annual capital expenditures. The credit facility contains certain covenants that restrict, or may have the effect of restricting, its payment of dividends. The Company was in compliance with all covenants as of June 30, 2005.

During the remainder of the year we expect to pay off the full loan balance which amounted to $22 million as of August 3, 2005. As a result of significantly lower outstanding loan balances during the second half of the year and due to the fact that we do not expect to incur any additional write-offs of deferred finance charges, our interest expense for the remainder of the year will be materially lower than the first half of the year.

 On August 3, 2005 we had approximately $21,854,335 of cash and marketable securities on hand. Based upon our cash balances, anticipated cash flows from operations for the balance of 2005, and the substantial availability on our line of credit, we believe we have enough working capital to meet our operational needs for the next 12 months. If we consummate any acquisitions of which there can be no assurance, we expect to use our cash and credit facility and if necessary, obtain additional debt or equity financing (or a combination thereof).

Capital Expenditures and Commitments

During the six months ended June 30, 2005 we incurred approximately $10.2 million of capital expenditures (including capital lease obligations), of which approximately $3.4 million is primarily attributable to the purchase of the parcel of land adjacent to the Miami facility and building improvements; and due to the purchase of bioanalytical equipment and leasehold improvements to create extra capacity and facilities for future growth. We expect to expend approximately $10.0 million for capital assets for the remainder of 2005 to complete the expansion of the Miami facility and for other expenditures consistent with the expansion of our business.

At June 30, 2005, we had accrued an additional payable on our balance sheet of approximately $5.5 million due to former PharmaNet stockholders, pursuant to our Merger Agreement with PharmaNet. The Merger Agreement provided that additional merger consideration will be payable if working capital at the closing date, as determined, exceeded an agreed upon amount. This amount was paid on July 1, 2005.

Under the terms of the acquisition agreement with the Company, TTI shareholders were required to deliver $3.0 million in working capital, as defined, to the Company. This amount was subject to a one year measurement period subsequent to the July 2004 closing, to record adjustments, if any, to amounts delivered to the Company in July 2004. On August 2, 2005 the Company paid TTI shareholders approximately $557,000 for delivering to the Company working capital in excess of the $3.0 million level.

We are obligated to pay the former shareholders of Clinical Pharmacology contingent additional merger consideration of up to $4 million per year, subject to a maximum of $9 million over the three years of the earn-out period (which are the 12 months ended June 30, 2004, 2005 and 2006). The contingent payments are based upon meeting agreed-upon revenue milestones. When paid, the additional merger consideration is in equal amounts of cash and SFBC common stock. The earn-out for the first 12 month period was paid in August 2004 and reduced our future possible amount payable to $5 million. The earn-out for the second 12 months was achieved and the amount of $4,000,000 is reflected on our balance sheet as a current liability at June 30, 2005. In early August we will issue 53,740 shares of common stock equivalent to $2,000,000 of value, and pay $2,000,000 in cash to the stockholders of Clinical Pharmacology.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. At June 30, 2005, these non-cancelable purchase obligations were not materially different than those disclosed in the Contractual Commitments table contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

After we pay the former shareholders of Clinical Pharmacology the full $4 million earn-out for the 12 month period ending June 30, 2005, we may be obligated to pay these shareholders an additional $1 million in additional earn-out (in equal amounts of cash and common stock) for the 12 month period ending June 30, 2006, if certain future operating milestones are achieved. Based upon the revenue generated from our Miami Phase I facility during the first two years, it is likely we will pay the former Clinical Pharmacology shareholders the remaining $1 million of earn-out.

When we purchased SFBC New Drug Services, Inc. in 2002, we agreed to pay the seller additional purchase consideration based upon SFBC New Drug Services’ future operating results over a three year period commencing September 30, 2002. Although SFBC New Drug Services has been profitable, except for the guaranteed payments described below we have not paid any additional purchase consideration over the last two years, and we do not expect to pay any in 2005 because we do not anticipate that it will achieve its operating income milestones. We did agree to pay the seller $150,000 guaranteed earn-out per year, have paid $300,000, and will pay the remaining $150,000 in September 2005.

Forward-Looking Statements

The statements in this Report relating to our expectations about 2005 gross profit margins, 2005 interest expenses, 2005 cash flow, our future direct costs, the expansion of our Miami facility and the opening of our Tampa facility, our ability to comply with FDA and international regulations, our ability to capitalize on cross-selling opportunities, our future acquisitions, our future effective tax rate, our future receipt of Canadian tax benefits, the seasonality of our United States early clinical development business, our expectations about paying off our current loan balance under our credit agreement, our expectations about future deferred financing costs, the adequacy of our working capital, anticipated capital expenditures for the balance of 2005, the payment of future earn-outs,  issuances of additional equity securities during 2005, our entering into hedging activities for other currencies in addition to the Canadian dollar and resolution of the Spanish proceeding are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements within the meaning of the Act.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) a decision to make an acquisition of a substantially larger competitor, which would require us to re-allocate our intended uses of our cash resources; (2) our ability to successfully achieve and manage the technical requirements of specialized clinical trial services, while maintaining compliance with applicable rules and regulations; (3) our ability to compete internationally in attracting pharmaceutical companies in order to develop additional business; (4) our continued ability to recruit participants for clinical studies; (5) the economic climate nationally and internationally as it affects drug development operations; (6) the changing mix of, and the amount contracts and laboratory services offered; (7) future legislation in Canada which may affect our ability to continue to generate tax credits at Anapharm to lower the effective tax rate; (8) our future stock price; (9) our continued regulatory compliance; and (10) a variety of economic factors that may affect the relative values of the United States, Canadian, and other currencies as well as the results of our hedging strategies.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see our Form 10-K for the year ending December 31, 2004 which we filed with the Securities and Exchange Commission.

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

Market Risk

In 2004, we purchased certain debt securities. We classify our investments in debt securities as available-for-sale in accordance with Statement No. (“SFAS”) 115, “Accounting for Certain Investments in Debt Management’s discussion and analysis of financial condition and results of operations and Equity Securities.” Investments classified as available-for-sale are carried at fair value based on quoted market prices. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive earnings, net of applicable deferred income taxes. As of June 30, 2005, there were no material realized gains or losses. Cost is determined on the actual purchase price of the marketable security for determining realized gains and losses. In the first six months of 2005, the unrealized gain on investments in marketable securities was insignificant.

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

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, convertible senior notes and notes payable. At June 30, 2005, the fair value of these instruments approximates their carrying amounts.

Currency Risk

At our foreign operations where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the applicable reporting period. Revenue and expenses of our foreign operations are translated at the average exchange rate during the period. Prior to our acquisition of PharmaNet, our currency translation risks arose primarily from our Canadian operations. The aggregate effect of translating the financial statements of our Canadian operations is included in a separate component of stockholders’ equity entitled “Accumulated Other Comprehensive Earnings.” For the three and six months ended June 30, 2005 we had a pre-tax gain from foreign currency transactions of $694,499 and $894,505, respectively, compared to a pre-tax gain of $320,890 and $171,603, respectively, for the same periods in 2004. Our acquisition of PharmaNet, which has significant global operations, subjects us to increased currency risks relating to various foreign currencies. We recently implemented a foreign currency risk hedging strategy on a limited basis for the Canadian dollar in an attempt to mitigate our foreign currency risk. We intend to expand our hedging activities for the Canadian dollar and other currencies by September 30, 2005. There can be no assurances that our hedging activities will be successful.

Interest rate risk

We have a $90 million credit facility. At June 30, 2005 our outstanding balance under the credit facility was $22 million. The interest rate on this credit facility is LIBOR based and variable. This credit facility is secured by substantially all of the assets of our United States subsidiaries and a pledge of 65% of the capital stock of certain of our foreign subsidiaries. Changes in interest rates, and LIBOR in particular, will affect our cost of funds under this facility. A 10% change in our variable rate credit facility would result in a change in annual interest expense of approximately $125,000.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed by SFBC in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by SFBC in the reports that we file or submits under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. In the course of this evaluation, we sought to identify any significant deficiencies in our use of a disclosure committee or reporting to our management of information relating to our operating subsidiaries. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

(b)  Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

[Balance of page intentionally left blank]

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The NASD reviewed the trading activity surrounding our November 3, 2004 announcement concerning our signing a definitive Merger Agreement with PharmaNet and our increase in 2004 earnings guidance. It has recently advised us that it concluded its review and has sent its files to the Securities and Exchange Commission “for whatever action, if any, it deems appropriate.” We have not been contacted by the SEC Staff. We do not believe that any of our management, board of directors or employees who had knowledge of the PharmaNet transaction or the increase in guidance traded in our stock or improperly disclosed any information to others during the period.

From time to time we are involved in legal claims and actions and regulatory matters and other notices and demand proceedings, arising in the ordinary course of our business. While it is not possible to predict or determine the outcome of any such matters, in the opinion of our management, based on a review with legal counsel, any losses resulting would not have a material adverse impact.

ITEM 2.

CHANGE IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable

(b)  Not applicable.

(c)  Not applicable

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 21, 2005, we held our annual meeting of stockholders. The stockholders approved the following matters:

1.

The election of the seven nominees to serve on the Board of Directors for a term of one year, or until their respective successors are duly elected and qualified.

Directors	For	Withheld
Lisa Krinsky, MD	14,554,635	1,313,357
Arnold Hantman	14,554,183	1,313,809
Jeffrey P. McMullen	14,710,197	1,157,795
Jack Levine	15,456,559	411,433
Dr. Leonard Weinstein	15,455,634	412,358
David Lucking	15,456,661	411,331
Arnold Golieb	15,421,226	446,766

In addition, immediately following the annual meeting, our board of directors increased the number of directors of the Company to nine, which is the maximum number allowed under our bylaws, and appointed Dr. Gregory Holmes, who currently serves as our executive vice president, and Lewis Elias, M.D. as directors to fill the newly created vacancies.

There were no votes against or broker non-votes.

2.

An increase in the number of shares of our common stock available under our 1999 Stock Plan by 300,000 shares. In this matter, there were 8,849,615 votes in favor, 3,639,632 votes against, 101,035 abstentions, and 3,277,710 broker non-votes.

3.

An increase in the number of shares of our common stock available under our 2004 Employee Stock Purchase Plan by 100,000 shares. In this matter, there were 11,773,948 votes in favor, 725,200 votes against, 91,134 abstentions, and 3,277,710 broker non-votes.

4.

The approval and ratification of Grant Thornton LLP as SFBC’s independent auditors for 2005. In this matter, there were 15,411,600 votes in favor, 407,050 votes against, and 49,342 abstentions with no broker non-votes.

ITEM 5.

OTHER INFORMATION

Not applicable.

ITEM 6.

EXHIBITS

(a)  Exhibit Index

Exhibit

Number

Description

10.1

Arnold Hantman Employment Agreement

10.2

Lisa Krinsky, M.D. Employment Agreement

10.3

Gregory B. Holmes Employment Agreement

10.4

David Natan Employment Agreement

10.5

Mark LeBel Amendment to Employment Agreement

10.6

Annual Bonus Plan adopted May 12, 2005

10.7

Amended and Restated Credit Agreement(1)

10.8

Amended and Restated Security Agreement(1)

10.9

Amendment to 1999 Stock Plan

10.10

Amendment to 2004 Employee Stock Purchase Plan

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer

——————

(1)

The Amended and Restated Credit Agreement and Amended and Restated Security Agreement have been filed as exhibits as required by Regulation S-K and provide investors and security holders with information regarding their respective terms. They are not intended to provide any other factual information about SFBC. Each agreement contains representations and warranties the parties thereto made to and solely for the benefit of each other. Moreover, such representations and warranties may reflect risk allocation decisions rather than actual facts. Accordingly, investors and security holders should not rely on the representations and warranties as characterizations of the actual state of facts, since they were only made as of the date of the respective agreement, and information concerning the subject matter of the representations and warranties may change after the date of the agreement, which subsequent information may or may not be fully reflected in SFBC’s public disclosures.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 9, 2005 by the undersigned, thereunto duly authorized.

SFBC INTERNATIONAL, INC.

/s/ ARNOLD HANTMAN
Arnold Hantman, Chief Executive Officer

/s/ DAVID NATAN
David Natan, Chief Financial Officer

EXHIBIT INDEX

Exhibit

Number

Description

10.1

Arnold Hantman Employment Agreement

10.2

Lisa Krinsky, M.D. Employment Agreement

10.3

Gregory B. Holmes Employment Agreement

10.4

David Natan Employment Agreement

10.5

Mark LeBel Amendment to Employment Agreement

10.6

Annual Bonus Plan adopted May 12, 2005

10.7

Amended and Restated Credit Agreement(1)

10.8

Amended and Restated Security Agreement(1)

10.9

Amendment to 1999 Stock Plan

10.10

Amendment to 2004 Employee Stock Purchase Plan

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer

——————

(1)

The Amended and Restated Credit Agreement and Amended and Restated Security Agreement have been filed as exhibits as required by Regulation S-K and provide investors and security holders with information regarding their respective terms. They are not intended to provide any other factual information about SFBC. Each agreement contains representations and warranties the parties thereto made to and solely for the benefit of each other. Moreover, such representations and warranties may reflect risk allocation decisions rather than actual facts. Accordingly, investors and security holders should not rely on the representations and warranties as characterizations of the actual state of facts, since they were only made as of the date of the respective agreement, and information concerning the subject matter of the representations and warranties may change after the date of the agreement, which subsequent information may or may not be fully reflected in SFBC’s public disclosures.