Form 10-Q
period 2005-09-30
SFBC INTERNATIONAL INC
filed 2005-11-15
CIK 1089542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒  Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2005

Commission File No. 1-16119

______________

SFBC INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

______________

Delaware	59-2407464
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

______________

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

The registrant has 18,446,864 shares of common stock outstanding as of November 10, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	(Unaudited) September 30, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$20,408,748	$24,908,585
Investment in marketable securities	10,884,960	9,735,708
Accounts receivable, net	120,803,312	98,067,099
Income tax receivable	3,398,239	6,996,120
Loans receivable from stockholders	201,123	207,288
Deferred income taxes	3,455,578	3,562,407
Prepaids and other current assets	13,541,249	6,788,903
Total current assets	172,693,209	150,266,110
Loans receivable from stockholders	—	200,000
Property and equipment, net	69,127,767	63,906,271
Goodwill, net	299,112,651	292,672,986
Other intangibles, net	33,213,588	38,421,973
Other assets, net	9,783,035	12,719,770
Total assets	$583,930,250	$558,187,110
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,137,260	$15,203,741
Accrued liabilities	19,636,660	15,589,798
Purchase consideration due to stockholders	2,150,000	10,266,357
Client advances, current	22,122,736	23,309,597
Line of credit, current portion	—	5,000,000
Capital lease obligations and notes payable	2,878,857	3,257,288
Long term debt, current portion	—	10,000,000
Total current liabilities	59,925,513	82,626,781
Client advances	36,445,140	27,359,504
Deferred income taxes	16,448,071	16,165,895
Line of credit	16,000,000	—
Capital lease obligations and notes payable	4,163,410	5,510,022
Long term debt	—	110,000,000
2.25% Convertible senior notes payable, due 2024	143,750,000	143,750,000
Minority interest in joint venture	577,071	359,581
Commitments	—	—
Stockholders' equity
Preferred stock. $0.10 par value, 5,000,000 shares authorized, none issued
Common stock, $0.001 par value, 40,000,000 shares authorized, 18,486,479 shares and 15,053,888 shares issued and outstanding as of September 30, 2005 and December 31, 2004	18,487	15,054
Additional paid-in capital	238,244,070	123,005,497
Retained earnings	65,187,324	43,882,030
Deferred compensation	(1,449,717)	(83,467)
Accumulated other comprehensive earnings	4,620,881	5,596,213
Total stockholders' equity	306,621,045	172,415,327
Total liabilities and stockholders' equity	$583,930,250	$558,187,110

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net revenue
Direct revenue	$87,507,026	$37,212,516	$247,192,129	$100,662,399
Reimbursed out-of-pockets	22,386,016	3,148,147	65,873,703	9,601,852
Total net revenue	109,893,042	40,360,663	313,065,832	110,264,251
Costs and expenses
Direct costs	49,013,908	18,724,664	138,557,114	51,032,364
Reimbursable out-of-pocket expenses	22,386,016	3,148,147	65,873,703	9,601,852
Selling, general and administrative expenses	25,873,824	10,816,253	72,063,359	30,701,248
Total costs and expenses	97,273,748	32,689,064	276,494,176	91,335,464
Earnings from operations	12,619,294	7,671,599	36,571,656	18,928,787
Other income (expense)
Interest income	140,309	401,775	694,641	767,873
Interest expense	(1,780,407)	(749,565)	(10,344,371)	(990,244)
Total other income (expense)	(1,640,098)	(347,790)	(9,649,730)	(222,371)
Earnings before income taxes	10,979,196	7,323,809	26,921,926	18,706,416
Income tax expense	1,624,389	2,020,821	5,249,777	4,735,382
Earnings before minority interest in joint venture	9,354,807	5,302,988	21,672,149	13,971,034
Minority interest in joint venture	192,590	32,188	366,855	226,596
Net earnings	$9,162,217	$5,270,800	$21,305,294	$13,744,438

Earnings per share:
Basic	$0.50	$0.35	$1.21	$0.91
Diluted	$0.48	$0.34	$1.17	$0.87
Shares used in computing earnings per share:
Basic	18,459,258	15,094,518	17,543,438	15,127,654
Diluted	19,158,308	15,713,187	18,217,963	15,823,859

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004
Cash flows from operating activities
Net earnings	$21,305,294	$13,744,438
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,563,967	4,813,263
Amortization of deferred debt issuance costs	4,629,793	164,716
Gain on disposal of property and equipment	95,087	(38,321)
Minority interest	366,855	226,596
Provision for bad debt	—	552,548
Noncash compensation - reduction of note receivable	200,000	200,000
Common stock options issued as compensation	310,811	126,337
Changes in assets and liabilities
Accounts receivable	(22,736,213)	(11,606,412)
Income tax receivable	3,597,881	1,350,507
Prepaid expenses and other current assets	(5,540,474)	(1,173,439)
Other assets	(1,693,058)	71,320
Accounts payable	(2,066,481)	(222,355)
Accrued liabilities	4,066,862	(266,256)
Client advances	7,898,775	(493,078)
Income taxes payable	—	1,133,565
Deferred income taxes	(2,565,329)	476,162
Total adjustments	(871,524)	(4,684,847)
Net cash provided by operating activities	20,433,770	9,059,591
Cash flows from investing activities
Cash consideration for acquisitions, net of cash acquired	—	(17,847,443)
Additional purchase price consideration from prior acquisitions	(9,500,640)	(3,815,571)
Purchase of property and equipment	(13,955,104)	(19,751,187)
Proceeds from the disposal of property and equipment	127,972	138,262
Net purchases of long term investments and marketable securities	(1,149,252)	(4,191,185)
Change in loans extended to stockholders	(13,835)	8,623
Net cash used in investing activities	(24,490,859)	(45,458,501)
Cash flows from financing activities
Borrowings on lines of credit	56,000,000	10,000,000
Payments on lines of credit	(45,000,000)	(10,000,000)
Principal additions to long term debt	—	9,000,000
Principal payments on long term debt	(120,000,000)	(130,536)
Change in capital lease obligations and notes payable	(2,612,311)	98,588
Proceeds from the issuance of convertible senior notes	—	143,750,000
Debt issue costs attributable to financing instruments	(1,211,872)	(5,364,243)
Dividend payment made to non-controlling interest	(92,166)	—
Purchase of treasury stock	—	(24,952,600)
Proceeds from stock issued under employee stock purchase and option plans	2,438,514	1,174,733
Net proceeds from secondary public stock offering	108,213,048	—
Net cash (used in) provided by financing activities	(2,264,787)	123,575,942
Net effect of exchange rate changes on cash	1,822,039	287,378
Net (decrease) increase in cash and cash equivalents	(4,499,837)	87,464,410
Cash and cash equivalents at beginning of period	24,908,585	56,020,452
Cash and cash equivalents at end of period	$20,408,748	$143,484,862

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004
Supplemental disclosures:
Interest paid	$9,917,221	$990,244
Income taxes paid	$4,400,467	$1,101,000
Supplemental disclosures of non-cash investing and finance activities:
Fair value of net assets (liabilities) assumed in connection with acquisition of businesses	$—	$4,503,846
Additional purchase consideration related to the acquisition of a business	$2,000,000	$4,339,765
Common stock issued in connection with acquisition of business or as additional purchase consideration	$2,000,000	$3,820,817
Change in the valuation of identifiable intangible assets related to the acquisition of a business	$2,142,000	$—
Common stock and options issued as compensation	$310,811	$126,337
Restricted stock units issued as long term incentive compensation to executives	$1,677,061	$—
Common stock forfeited in lieu of cash payment related to option exercises	$645,000	$2,269,125
Note receivable relieved in lieu of bonus payment	$200,000	$200,000
Capital lease obligations	$887,268	$—

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

On July 25, 2004, the Company acquired Taylor Technology, Inc., based in Princeton, NJ. See Note 3 to the Condensed Consolidated Financial Statements.

On December 22, 2004, the Company acquired PharmaNet, Inc., based in Princeton, NJ. See Note 3 to the Condensed Consolidated Financial Statements.

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Operating results for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the remaining quarter and for the year ending December 31, 2005.

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

As we publicly announced, a clerical error made by a PharmaNet, Inc. employee resulted in the overstatement of net revenue and net pre-tax income by $609,000 for the quarter ended March 31, 2005. Due to additional work performed on the contract in question, the error self-corrected and there was no impact for the results of operations for the nine months ended September 30, 2005. Amendments to Form 10-Q for the periods ended March 31 and June 30, 2005 will be filed in the near future.

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

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and the Company’s actual results are subject to the risk factors referred to and incorporated by reference in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

Net Earnings Per Share

The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires dual presentation of net earnings per share; Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Included in diluted shares are common stock equivalents relating to stock options with a dilutive effect of 699,050 and 674,525 shares of common stock for the three and nine month periods ended September 30, 2005, respectively, and 618,669 and 696,205 shares of common stock for the three and nine month periods ended September 30, 2004, respectively.

Common stock equivalents representing stock options to purchase 465,000 shares of the Company’s common stock with an exercise price of $44.43 for the three months ended September 30, 2005 as compared to 0 shares for the same period in 2004 and 843,089 and 390,000 shares of the Company’s common stock with exercise prices ranging from $38.63 to $44.43 and from $24.37 to $28.06 for the nine months ended September 30, 2005 and 2004, respectively were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock and thus their inclusion would be anti-dilutive.

The number of common shares outstanding on the balance sheet includes 52,115 shares issuable under restricted stock units granted to five members of the Company’s senior management. Issuance and delivery of these restricted share units is deferred to a later date subsequent to termination of employment. These shares are included in the Company’s calculation of fully diluted earnings per share.

In August and September 2004, we sold $143.75 million of our 2.25% convertible senior notes due in 2024. If the average stock price of our common stock during a reporting period is greater than $41.08, then shares reserved for issuance on possible conversion of our outstanding convertible senior notes will be included in calculating diluted shares outstanding in an amount equal to the difference between the “conversion amount” and the outstanding principal amount divided by $41.08. The conversion amount is, for this purpose, the outstanding principal amount divided by $41.08 multiplied by the average stock price during the period. For the three and nine months ended September 30, 2005, there were “zero” shares included in diluted shares outstanding attributable to the convertible senior notes since the average share price for the three and nine month periods ended September 30, 2005 was less than $41.08.

Simultaneously with the offering of our 2.25% convertible senior notes, we repurchased and retired 820,000 shares of our common stock at $30.43 per share. The August 2004 repurchase was a one-time event which occurred in conjunction with the issuance of the convertible senior notes.

Stock Based Compensation

The Company accounts for stock options issued to non-employees, under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”). The Company’s issuance of employee stock options is accounted for using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123, as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation -- Transition and Disclosure,” requires the Company to provide pro forma information regarding net earnings and earnings per common share as if

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

compensation cost for the Company’s stock options was determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the options granted in 2005 and 2004 were estimated by using the Black-Scholes pricing model with the following assumptions: (i) expected life of the options of three years for 2004 and 2005, (ii) expected volatility in the market price of the Company’s common stock of 50% for 2005 and 60% for 2004, (iii) no expected dividends, and (iv) a risk free interest rate of 3% in 2005 and 2004.

Historically, we have granted stock options to our employees at exercise prices equal to or greater than the fair value of the shares at the date of grant and accounted for these stock option grants in accordance with APB 25. Under APB 25, when stock options are issued with an exercise price equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized in the statement of earnings. Because we recognized that APB 25 was in the process of being rescinded, we amended our stock option plan to provide for the grants of restricted stock and other forms of equity compensation in addition to stock options (collectively, “Stock Rights”) in 2004.

In December 2004, APB 25 was replaced by Statement of Financial Accounting Standards No. 123 (Revised) (“Statement 123(R)”) which is effective for all annual accounting periods beginning after July 15, 2005. For a discussion of Statement 123(R), see “New Accounting Pronouncements.”

The following pro forma disclosures will not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings:
As reported	$9,162,217	$5,270,800	$21,305,294	$13,744,438
Pro forma	$4,401,496	$4,250,158	$12,711,145	$10,682,513

Basic earnings per share:
As reported	$0.50	$0.35	$1.21	$0.91
Pro forma	$0.24	$0.28	$0.72	$0.71
Diluted earnings per share:
As reported	$0.48	$0.34	$1.17	$0.87
Pro forma	$0.23	$0.27	$0.70	$0.68

Generally, options granted by the Company vest over a three year period. Historically, these options expired in 10 years or three months after separation of service, whichever occurs earlier. Beginning in 2004, the Company began shortening the term of its options to five years and, in some cases, shortening the vesting period in anticipation of the effect of Statement 123(R). In August 2005, we accelerated the vesting of 463,975 options granted to 15 key PharmaNet employees. Notwithstanding this, these employees may not sell the underlying common stock prior to the original vesting dates, except to the extent necessary to pay the exercise price. The Company believed that because the options which were accelerated had exercise prices in excess of the current market value of our common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention and the acceleration may have a positive effect on employee morale. The acceleration was also to enable the Company to avoid recognizing compensation expense associated with these options in future periods in our consolidated statements of operation upon adoption of Statement 123(R) on January 1, 2006. The aggregate pre-tax expense associated with the accelerated options that would have been reflected in the Company’s consolidated statement of operations in future fiscal years is approximately $2.8 million. This amount is reflected in the pro forma footnote disclosure above. Ultimately, once we begin to implement Statement 123(R) on January 1, 2006, our accounting estimates for stock options may change. The acceleration of the vesting of these options did not result in a charge based on accounting principles generally accepted in the United States.

In June 2004, we amended the 1999 Stock Plan (“Plan”) to broaden the types of awards which could be granted under the Plan to include grants of common stock, restricted stock units and stock appreciation rights in addition to non-qualified and incentive stock options.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recently began using restricted stock as the primary equity component of long-term incentives awarded to its senior management. The number of common shares outstanding on the balance sheet includes 52,115 shares issuable under restricted stock units granted to five members of the Company’s senior management in May 2005. Issuance and delivery of these restricted share units is deferred to a later date subsequent to termination of employment. These shares are included in the Company’s calculation of diluted earnings per share. Based upon the recommendation of an independent compensation consultant retained by the Compensation Committee of the Board of Directors, grants of restricted stock units were valued at a premium to the market price (resulting in the issuance of fewer shares). In the future that may change if our competitors and others begin using a different valuation model. These shares were valued at $32.18 per share for financial statement purposes and are being amortized ratably as compensation expense in the Company’s financial statements over a three year period.

In June 2004, the Company’s stockholders approved and ratified an increase of 300,000 shares of common stock under the Plan. In June 2005, our stockholders approved and ratified another amendment to the Plan increasing the number of Stock Rights under the Plan by 300,000 shares. As of September 30, 2005, there were 382,741 Stock Rights available for issuance.

New Accounting Pronouncements

In December 2004, the FASB issued Statement 123(R) which addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal eliminates use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires such transactions to be accounted for using a fair value-based method and recording compensation expense rather than optional pro forma disclosure. The new standard substantially amends SFAS 123,. Statement 123 (R) is effective for all annual reporting periods beginning after July 15, 2005. SFBC will adopt Statement 123(R) effective on January 1, 2006 and will be required to recognize an expense for the fair value of its unvested outstanding stock options. Under Statement 123(R), SFBC must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective option requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement 123(R), while the retroactive option would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Both transition methods will require management to make accounting estimates. SFBC has not yet concluded which method it will utilize. Based upon stock options currently issued and outstanding that will be unvested as of December 31, 2005, the expected compensation expense for 2006 will be approximately $630,000, calculated by using the Black-Scholes method. Under Statement 123(R), we may or may not use a different method of estimating option expenses. This $630,000 estimate may change if we issue additional unvested stock options in 2005, or additional stock options in beginning in 2006 whether or not they are vested. This estimate does not include expenses for stock rights issued under SFBC’s Employee Stock Purchase Plan.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our condensed consolidated financial statements.

NOTE 3.

ACQUISITIONS

For the year ended December 31, 2004 and the three and nine months ended September 30, 2005, our acquisitions consisted of the following:

Taylor Technology, Inc.

On July 25, 2004, we acquired 100% of the capital stock of Taylor Technology, Inc. (“Taylor Technology”), a company based in Princeton, NJ offering quantitative bioanalytical mass spectrometry services primarily in pre-clinical and Phases I — IV of drug development for the pharmaceutical industry. We paid Taylor Technology shareholders approximately $16.92 million in cash and 133,595 shares of restricted common stock of SFBC.

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

Under the terms of the acquisition agreement with the Company, Taylor Technology shareholders were required to deliver $3.0 million in working capital, as defined, to the Company. This amount was subject to a one year measurement period subsequent to the July 2004 closing to record adjustments, if any, to amounts delivered to the Company in July 2004. On August 2, 2005, the Company paid former Taylor Technology shareholders approximately $557,000 for delivering to the Company working capital in excess of the $3.0 million level.

PharmaNet, Inc.

On December 22, 2004, we acquired 100% of the capital stock of PharmaNet, Inc. (“PharmaNet”), a Delaware corporation based in Princeton, NJ offering late stage clinical development services, for initial consideration of approximately $245.0 million plus approximately $3.6 million representing PharmaNet’s estimated working capital. Under the terms of the Merger Agreement, approximately 7.5% of the merger consideration was placed in escrow pending receipt of an audited closing date balance sheet. Additionally, the Company established a payable of approximately $5.5 million due to former PharmaNet stockholders as additional consideration pursuant to the Merger Agreement with PharmaNet. The Merger Agreement provided that additional merger consideration was payable if working capital at the closing date, as determined, exceeded an agreed upon amount. The $5.5 million accrual was the net liability after taking into account the $3.6 million payment in December 2004, as discussed above. On July 1, 2005, the Company paid the $5.5 million.

In conjunction with the acquisition, SFBC required 14 key members of PharmaNet’s executive committee to purchase a total of approximately 259,000 restricted shares of SFBC’s common stock for approximately $8.9 million at an agreed-upon price of $34.33 per share (15% below the then market price of $40.39 per share). As a result of the purchase of these restricted shares, $1.6 million was recorded as goodwill.

The acquisition was accounted for as a purchase in accordance with SFAS 141, and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. Total goodwill of approximately $225.0 million is attributable to the general reputation of the business and the collective experience of the management and employees.

Unaudited Pro Forma Results

Unaudited pro forma results of operations, after giving effect to certain adjustments resulting from the 2004 acquisitions, were as follows for the three month and nine month periods ended September, 2005 and 2004 as if the business combinations occurred at the beginning of each period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net revenue	$109,893,042	$84,582,310	$313,065,832	$242,832,908
Net earnings	$9,162,217	$3,753,098	$21,305,294	$10,995,497
Earnings per share – basic	$0.50	$0.24	$1.21	$0.70
Earnings per share – diluted	$0.48	$0.23	$1.17	$0.67

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The pro forma data is provided for informational purposes only and does not purport to be indicative of results which actually would have been obtained if the combinations were effected at the beginning of each period presented, or of those results which may be obtained in the future.

NOTE 4.

GOODWILL AND INTANGIBLE ASSETS

The components of the Company’s intangible assets subject to amortization are approximately as follows:

	September 30, 2005			December 31, 2004
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Internally-developed software	5.0	$454,000	$(107,886)	$454,000	$(39,786)
Subject data-bases	4.0	900,000	(787,510)	900,000	(618,750)
Employment & non- compete agreements	3.4	1,425,788	(991,746)	1,407,788	(467,762)
Methodologies	4.1	2,568,000	(1,896,029)	2,568,000	(1,410,106)
Technology	5.0	3,859,000	(598,145)	6,981,000	(41,065)
Contracts & customer relationships	6.5	12,449,519	(2,111,403)	13,529,519	(848,864)

Subtotal		21,656,307	(6,492,719)	25,840,307	(3,426,334)
Intangible assets not subject to amortization
Trade names	—	18,050,000	—	16,008,000	—

Total		$39,706,307	$(6,492,719)	$41,848,307	$(3,426,334)

The values of the intangible assets associated with the acquisition of PharmaNet as of December 31, 2004 were preliminary and were finalized during the period ended September 30, 2005. Amortization expense for intangible assets during the three and nine month periods ended September 30, 2005 was approximately $1,029,000 and $3,066,000, respectively, compared to approximately $351,000 and $972,000 for the three and nine month periods ending September 30, 2004. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

2005	$4,047,752
2006	3,011,803
2007	2,801,853
2008	2,782,371
2009 and thereafter	5,586,195
$18,229,974

As of September 30, 2005, all intangible assets except goodwill and trade names were subject to amortization expense.

The Company assesses its goodwill and other intangible assets not subject to amortization for impairment annually as of the 1st of January of each year. If it is determined that impairment exists, we would incur a charge to our earnings and reduce the appropriate account on our balance sheet as of the prior December 31st. No impairment was recorded for the years ended 2004 and 2003, and for the nine months ended September 30, 2005.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5.

DEBT

Convertible Senior Notes Payable

In August and September 2004, SFBC issued $143.8 million aggregate principal amount of its 2.25% convertible senior notes due 2024. SFBC’s net proceeds after repurchasing 820,000 shares of its common stock and transaction costs were approximately $113.0 million. Interest is payable on the notes semi-annually in arrears on February 15th and August 15th of each year beginning on February 15, 2005. The notes are convertible into cash and, if applicable, shares of SFBC’s common stock based upon an initial conversion rate of 24.3424 shares per $1,000 in principal amount of notes not to exceed 3,086,445 shares, subject to adjustment in certain circumstances. This results in an initial conversion price of approximately $41.08 per share.

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

Credit Facility

On December 22, 2004, SFBC entered into a $160 million credit facility from a syndicate of banks arranged by UBS Securities LLC. The facility consisted of a term loan in the amount of $120 million and a revolving line of credit in the maximum amount of $40 million. Borrowings under the facility provided a portion of the consideration used to acquire 100% of the stock of PharmaNet. As a result of the Company’s March 10, 2005 public offering, it prepaid $70 million toward the term loan on March 17, 2005, reducing the outstanding balance to $50 million. As a result of this prepayment the Company incurred a non-cash write-off of deferred loan costs of approximately $2.2 million. Additionally, as a result of the prepayment, required quarterly principal payments were reduced to approximately $1.1 million commencing on March 31, 2005, increasing to a maximum of approximately $3.1 million, due on December 31, 2010.

On June 14, 2005, the Company entered into a $90 million Amended and Restated Credit Agreement (the “Amendment”) amending and restating the original credit facility. As a result of this Amendment, we eliminated the term loan portion of the original facility and increased the amount of the revolving line of credit under the original facility from $40 million to $90 million. Also, as a result of this amendment, the Company incurred an additional non-cash write-off of approximately $1.1 million of deferred loan costs. The Amendment also gives the Company the ability to expand the facility through the addition of an unfunded $50 million accordion feature. Prior to the Amendment, the facility bore interest at the rate of 300 basis points above LIBOR for the term loan and 275 basis points above LIBOR for the revolving credit facility. We were also required to make quarterly principal payments and, beginning January 1, 2006, sweep 50% of our excess cash flow, as defined, to reduce the principal balance of the term loan. Under the new revolving credit portion of the amended facility, the interest rate was reduced from 275 to 225 basis points above LIBOR. Based on current operating performance, the Company expects the interest rate to drop to 175 basis points above LIBOR effective January 1, 2006. No principal payments are required until maturity in December 2009, and the excess cash flow sweep requirement was effectively eliminated.

Prior to the Amendment, we had approximately $49.0 million due under the term loan and $5.0 million due under the revolving credit portion of the facility, not including payment of accrued interest and closing costs. As of the close of business on September 30, 2005 and November 14, 2005, our outstanding balance under the amended credit facility was $16.0 million. These borrowings are secured by substantially all of our United States assets and by pledges of the stock of our Tier 1 foreign subsidiaries. The amended credit facility matures in December 2009.

Under the terms of the amended credit facility, SFBC must comply with certain restrictive covenants requiring it to maintain certain leverage, interest coverage and fixed charge coverage ratios and limiting its annual capital expenditures. The Amendment contains certain covenants that restrict, or may have the effect of restricting, its payment of dividends. The Company was in compliance with all such covenants as of September 30, 2005 and November 14, 2005.

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

NOTE 7.

EMPLOYEE STOCK PURCHASE PLAN

On June 21, 2004, SFBC’s stockholders approved the 2004 Employee Stock Purchase Plan (the “ESPP”) permitting eligible participants (excluding executive officers) to purchase up to 150,000 shares of our common stock. The ESPP permits employees who are employed for at least 20 hours per week and who have been so employed for at least three months continuously by SFBC or one of its designated subsidiaries the option of purchasing common stock from SFBC at a 15% discount from the lower of the fair market value of such shares at the beginning of an offering period or the fair market value of such shares at the end of the offering period. Each offering period (except the initial period) is six months. Each eligible employee is granted an option to purchase such shares at the beginning of each offering period. In May 2005, SFBC’s stockholders approved an amendment to the ESPP which increased the total number of shares of our common stock available under the ESPP to 250,000 shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. As of September 30, 2005 and December 31, 2004, there were 55,039 and 16,804 shares, respectively, issued under the ESPP.

NOTE 8.

SECONDARY PUBLIC OFFERING

On March 15, 2005, the Company and certain executive officers of the Company sold 3,500,000 shares of SFBC common stock at $38.00. The Company sold 3,078,000 shares; and the executive officers sold 422,000 shares. In addition, SFBC granted the underwriters an option to purchase up to an additional 525,000 shares of common stock to cover over-allotments, which was not exercised. The net proceeds to SFBC from the offering after expenses were approximately $108.2 million, of which SFBC used $70.0 million to repay a portion of its outstanding term loan under its credit facility on March 17, 2005.

NOTE 9.

SUBSEQUENT EVENTS

New Drug Services, Inc. Earn-Out

In September 2002, we acquired the assets of New Drug Services, Inc. and agreed to pay up to $8,000,000 of contingent additional consideration with the last 12-month period ending September 30, 2005. We have determined that due to the recent changes in the Company’s corporate structure it has become a practical impossibility to accurately determine whether the originally contemplated earn-out could be achieved for this last period.

If the business we acquired, which is now operating as a division of our Miami Phase I subsidiary, achieves certain net pre-tax earnings on a stand-alone basis for the period April 1, 2005 through December 31, 2005, the former shareholders of New Drug Services, Inc. shall be paid an earn-out of up to $2,000,000. If the net pre-tax earnings are less than this certain amount for the period, no earn-out shall be paid. To the extent an earn-out is achieved, it shall be paid concurrently with the filing of SFBC’s report on Form 10-K for the year ending December 31, 2005. We believe that it is highly likely that the earnings targets will be achieved and the earn-out will be paid. As a result, we have increased goodwill and recorded a liability of $2,000,000 in our financial statements as of September 30, 2005.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Buyback Program

On November 4, 2005 the SFBC Board of Directors approved an open market share repurchase program to purchase up to 1,000,000 shares of common stock depending upon market conditions. The share repurchase program at current market prices will be accretive to our future earnings and create additional value for our shareholders. Purchases will be in the open market and block trades will be permitted – all in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. Also the purchases will be done through one or more brokerage firms to be determined by the Company’s management. This repurchase plan supersedes a prior plan adopted in 2002 and increases the number of shares that management may repurchase.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

Effective as of the close of business on May 19, 2004, we effected a three-for-two stock split. All historical earnings per share numbers, references to numbers of shares outstanding, reference to our shares of common stock used in acquisitions, and other references appearing in this Report were retroactively adjusted as required by applicable accounting standards, except where we disclose that no adjustment was made.

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

In early stage clinical development services, we specialize primarily in the areas of Phase I and early Phase II clinical trials and bioanalytical laboratory services. We operate four Phase I and early Phase II clinical trial facilities located in Miami and Ft. Myers, Florida and in Quebec City and Montreal, Canada. We believe that our Miami facility is the largest Phase I and early Phase II clinical trials facility in North America. We expect to expand the maximum capacity of our Miami facility by an additional 75 beds by the first quarter of 2006. We believe the size and scope of this facility provides a significant advantage in competing for large early stage clinical trials. Further, this facility allows us the flexibility to conduct numerous clinical trials concurrently. Our Miami facility, which also serves as our corporate headquarters, includes a state-of-the-art clinical laboratory. We have placed on hold our expansion plans to open a new facility in Tampa in favor of our expansion plans in Toronto, Ontario where we are currently negotiating a lease and plan to open a new 150 bed Phase I facility in the second quarter of 2006. Additionally, we expect within the next week to exercise our option to purchase land in Quebec City, Quebec where we will construct Anapharm’s new 200 bed Phase I clinic and expanded bioanalytical laboratory. The new facility will also house Anapharm’s executive and administrative offices. It will replace all of Anapharm’s Quebec facilities which are currently housed in two locations with leases expiring in May 2007. We expect to purchase the land for CDN $1.8 million in December 2005 and construct the building and improvements in 2006. We primarily conduct Phase I and early Phase II clinical trials for the branded pharmaceutical and biotechnology industries in our United States facilities, although our Ft. Myers facility also performs generic testing. Our Canadian facilities primarily provide Phase I clinical trials and bioanalytical laboratory services to the generic drug industry. We also operate a clinical laboratory in our Montreal, Canada facility. We provide bioanalytical services through our five bioanalytical laboratories located in Philadelphia, Pennsylvania; Princeton, New Jersey; Quebec City, Quebec and Toronto, Ontario, Canada (the later of which commenced operations in January 2005); and Barcelona, Spain.

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

Through our PharmaNet subsidiary, which we acquired in late December 2004, we offer late stage clinical development services throughout the world. This acquisition provides us with a diverse revenue base from both early and late stage clinical development services. PharmaNet provides late stage Phase II through IV clinical development and related services through a network of 23 offices, with professionals in 25 countries on five continents (North America, Europe, South America, Asia and Australia). Our global platform facilitates optimal site selection, timely patient recruitment and the efficient conduct of complex worldwide clinical trials. We believe that we now have strong late stage development expertise in virtually every therapeutic area with specific focus on major therapeutic areas such as oncology, neurosciences, cardiovascular and infectious diseases. We also offer a full line of proprietary software products specifically designed for clinical development activities. Our web-based products, which we believe comply with FDA and international guidelines and regulations governing the conduct of clinical trials, facilitate the collection, management and reporting of clinical trial information.

We believe the greatest opportunity to leverage our core clinical trials and bioanalytical laboratory services businesses exists in offering our clients a broad range of complementary services, including data management and biostatistics, clinical laboratory services, medical and scientific affairs, regulatory affairs and submissions and clinical IT solutions. We believe that these added capabilities can provide our clients with a comprehensive service offering to expedite the drug development process. We also believe this can provide us with significant cross-selling opportunities, including the potential to leverage our late stage clinical trials business to increase utilization of our central laboratory services capability at our clinical laboratories in Miami, Florida and in Montreal, Quebec Canada.

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

We have grown significantly through organic growth and acquisitions. We made two material acquisitions in 2004. See Note 3 to our Condensed Consolidated Financial Statements. The acquisitions of Taylor Technology and PharmaNet affect the comparison of our results of operations for the three months ended September 30, 2005 versus the same period in 2004.

Highlights for the nine-month period ended September 30, 2005 as compared to the corresponding period in 2004 include:

•

Our net revenue (including reimbursed out-of-pocket expenses) increased to approximately $313.1 million from approximately $110.3 million for the nine months ended September 30, 2004;

•

Our earnings increased to approximately $21.3 million from approximately $13.7 million for the nine months ended September 30, 2004;

•

Our successful completion of a secondary offering in March 2005 with net proceeds of $108.2 million

•

Our diluted earnings per share was affected by issuance of the additional 3,078,000 shares from the March public offering and the effect of the approximately $3.3 million in non-cash charges from the elimination of the term loan;

•

Our June 14, 2005 amendment of our credit facility which improved our balance sheet and reduced our interest costs. See Note 5 to the Condensed Consolidated Financial Statements; and

•

Our opening of our Toronto bioanalytical laboratory as planned.

Highlights for the three-month period ended September 30, 2005 as compared to the corresponding period in 2004 include:

•

Our net revenue (including reimbursed out-of-pocket expenses) increased to approximately $109.9 million from approximately $40.4 million for the three months ended September 30, 2004; and

•

Our earnings increased to approximately $ 9.2 million from approximately $ 5.3 million for the three months ended September 30, 2004.

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

We continue to record our recurring operating expenses in two primary categories, (1) direct costs and (2) selling, general and administrative expenses. As described separately above, in 2005 we began to record our recurring operating expenses in three primary categories by adding reimbursable out-of-pocket expenses. Direct costs consist primarily of participant fees and associated expenses, direct labor and other costs and materials directly related to contracts. Direct costs as a percentage of direct revenue vary from period to period due to the varying mix of contracts and services performed and to the percentage of direct revenue arising from our PharmaNet and Anapharm’s operations, which generally have higher direct costs. Selling, general and administrative costs consist primarily of administrative payroll and overhead, advertising and public relations expense, facilities costs, legal and accounting expenses, travel, depreciation and amortization related to amortizable intangibles.

The gross profit margins on our contracts vary depending upon the nature of the services we perform for our clients. Gross margins for our Phase I and Phase II clinical trials and bioanalytical services generally tend to be higher than those for our Phase III and Phase IV trials management and other services that we perform. Within our Phase I and Phase II business, our gross profit margins are generally higher for trials which involve a larger number of participants, a longer period of study time and the performance of more tests. Gross margins for our services to branded drug clients generally tend to be higher than those for generic drug clients. In addition, our gross profit margins will vary based upon our mix of domestic and international business. Gross margins are calculated by subtracting direct costs from direct revenue. Gross profit margins are calculated by dividing the gross margin by direct revenue.

Our effective tax rates for the three and nine month periods ended in September 30, 2005 were 14.8 % and 19.5% respectively, compared to 27.6% and 25.3% for the same periods in 2004. Our tax rate decreased for the nine month period ended September 30, 2005 compared to same period in 2004 primarily due to the significant additional interest expense and write-off of deferred charges which substantially reduced United States income subject to the statutory 35% rate. Our future effective tax rate will primarily be dependent on the relative amount of the pre-tax earnings contribution of our domestic and foreign operations. Our foreign operations at PharmaNet and Anapharm operate in jurisdictions where the effective tax rate is significantly lower than the United States statutory rate.

Critical Accounting Estimates

The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the applicable period. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that we believe to be reasonable under the circumstances. These estimates and our actual results are subject to known and unknown risks and uncertainties, including those discussed in the “Special Factors Relating to Our Business and Common Stock”

section of Item 7 of our Form 10-K for the period ended December 31, 2004, which was filed with the Securities and Exchange Commission. There have been no material changes in our critical accounting estimates or our application of these estimates in 2005. We expect to implement Statement 123(R) which will involve an important estimate that will affect our future net earnings.

Results of Operations

The following table summarizes our results of operations for the three and nine month periods ended September 30, 2005 and 2004.

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
Direct revenue	$87,507,026	100.0%	$37,212,516	100.0%	$247,192,129	100.0%	$100,662,399	100.0%
Reimbursed out-of-pockets	22,386,016		3,148,147		65,873,703		9,601,852
Total net revenue	109,893,042		40,360,663		313,065,832		110,264,251
Direct costs	49,013,908	56.0%	18,724,664	50.3%	138,557,114	56.1%	51,032,364	50.7%
Reimbursable out-of-pockets	22,386,016		3,148,147		65,873,703		9,601,852
Gross Profit	38,493,118	44.0%	18,487,852	49.7%	108,635,015	44.0%	49,630,035	49.3%
SG&A	25,873,824	29.6%	10,816,253	29.1%	72,063,359	29.2%	30,701,248	30.5%
Interest income (expense)-net	(1,640,098)	(1.9%)	(347,790)	(0.9%)	(9,649,730)	(3.9%)	(222,371)	(0.2%)
Earnings before taxes and minority interest	10,979,196	12.6%	7,323,809	19.7%	26,921,926	10.9%	18,706,416	18.6%
Income tax expense	1,624,389	1.9%	2,020,821	5.4%	5,249,777	2.1%	4,735,382	4.7%
Minority interest in joint venture	192,590	0.2%	32,188	0.1%	366,855	0.2%	226,596	0.2%
Net earnings	$9,162,217	10.5%	$5,270,800	14.2%	$21,305,294	8.6%	$13,744,438	13.7%
Earnings per share
Basic	$0.50		$0.35		$1.21		$0.91
Diluted	$0.48		$0.34		$1.17		$0.87

Net Revenue

Our net revenue (including reimbursed out of pocket expenses) was approximately $109.9 million and $313.1 million for the three and nine month periods ended September 30, 2005, respectively, compared to $40.4 million and $110.3 million for the same periods in 2004. This represents an increase of 172% for the three month period ended September 30, 2005 compared to the same period in 2004; and an increase of 184% for the nine month period ended September 30, 2005 compared to the same period in 2004. For three month period ended September 30, 2005 compared to the same period in 2004, the increase is primarily due to the inclusion of PharmaNet revenue, a significant increase in the revenue at Anapharm, and to a lesser extent an increase in combined Phase I and II and bioanalytical revenue at our United States operations. For the nine months ended September 30, 2005 compared to 2004, the increase is primarily attributable to the inclusion of PharmaNet and Taylor Technology revenue for the nine month period, a significant increase in revenue for Phase I and II operations in Miami, and a significant increase in revenue at Anapharm.

For the three month period ended September 30, 2005, direct revenue was approximately $47.9 million from United States operations and approximately $39.6 million from foreign operations, compared to $19.6 million from our United States operations and $17.6 million from foreign operations for the same periods in 2004. For the nine month period ended September 30, 2005, direct revenue was approximately $144.7 million from United States operations and approximately $102.5 million from foreign operations, compared to $48.0 million from our United States operations and $52.6 million from foreign operations for the same periods in 2004. The significant increase in direct revenue for both United States and foreign operations for 2005 compared to the same periods in 2004 and the change in relative percentages of each category as a percentage of overall direct revenue is primarily attributable to the inclusion of PharmaNet direct revenue in 2005, compared to zero during the comparable periods in 2004.

Direct Costs

Direct costs as a percentage of direct revenue increased to 56.0% and 56.1% for the three and nine month periods ended September 30, 2005, respectively, compared to 50.3% and 50.7% in the same periods in the prior year. The increase in our direct costs, as a percentage of direct revenue, for the three month period ended September 30, 2005 compared to the same period in 2004 is primarily attributable to the inclusion of PharmaNet’s direct costs, and an increase in direct costs as a percentage of direct revenue at SFBC Miami, offset by a decrease in direct costs as a percentage of direct revenue at Anapharm. The increase in our direct costs as a percentage of direct revenue for the nine months ended September 30, 2005 compared to 2004 is primarily attributable to the inclusion of PharmaNet’s direct costs and an increase in direct costs as percentage of direct revenue at Anapharm.

Direct costs in our late stage Phase II-IV businesses are higher than early stage Phase I and Phase II businesses. As a result of the acquisition of PharmaNet, our future direct costs as a percentage of direct revenue will be permanently higher than historical levels.

Gross Profit Margins

Our gross profit margins as a percentage of direct revenue decreased to 44.0% and 44.0%, respectively, for the three and nine month periods ended September 30, 2005, compared to 49.7% and 49.3% in the same periods in the prior year. The decrease in our gross profit margins as a percentage of direct revenue for the three month period ended September 30, 2005 compared to the same period in the prior year is primarily attributable to the inclusion of PharmaNet’s lower gross margins and a decrease in gross profit margins for SFBC Miami, offset by an increase in gross profit margin at Anapharm. The decrease in our gross profit margins as a percentage of direct revenue for the nine month period ended September 30, 2005 compared to the same period in the prior year is primarily attributable to the inclusion of PharmaNet’s lower gross margins, and a decrease in gross profit margin at Anapharm.

Since we perform a wide variety of services, all of which carry different gross margins, our future margins will vary from quarter-to-quarter and year-to-year based upon the mix of these contracts, our capacity levels at the time we begin the projects and the amount of revenue generated for each type of service we perform. Even within category types, the amount of gross margins generated might vary due to the unique nature and size of each contract and project we undertake. This could impact our future profit margins.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, or SG&A expenses, increased to $25.9 million for the three months ended September 30, 2005 from $10.8 million compared to the same period in 2004, an increase of 139%. The increase is primarily due to the inclusion of significant SG&A expenses at PharmaNet, and an increase in the SG&A in our Anapharm and Miami operations and executive offices. As a percentage of direct revenue, our SG&A expenses increased to 29.6% in 2005 from 29.1% for the same three month period in 2004.

Our SG&A expenses increased to $72.1 million for the nine months ended September 30, 2005 from $30.7 million as compared to the same period in 2004, an increase of 135%. The increase is primarily due to the inclusion of PharmaNet and Taylor Technology SG&A expenses and an increase in the SG&A in our Canadian and Miami operations and executive offices. As a percentage of direct revenue, our SG&A expenses decreased to 29.2% in 2005 from 30.5% for the same nine month period in 2004.

The increase in total SG&A expenses for both the three and nine month periods ended September 30, 2005 is primarily due to the inclusion of PharmaNet’s and Taylor Technology’s SG&A expenses, and to the expansion of our business, including additional administrative and other personnel costs, health and casualty insurance, our increased sales, marketing, and business development efforts, increased amortization and depreciation expense, facility costs, and public company expenses including professional fees. Included in SG&A, there was a foreign exchange loss of approximately $1.5 million and $0.6 million for the three and nine months ended September 30, 2005, respectively, compared to a loss of $0.9 million and $0.6 million for the three and nine months ended September 30, 2004, respectively. Additionally, consistent with the growth of our business, our headcount increased approximately 15% for the nine month period ended September 30, 2005. At December 31, 2004 our headcount included PharmaNet employees. For the three month period ended September 30, 2005, our headcount increased approximately 2%. The slight decrease in SG&A expenses as a percentage of direct revenue for the nine month period ended September 30, 2005 compared to the same period in 2004 is primarily attributable to the leveraging of facility cost and other expenses that remain relatively fixed as revenue levels grow.

Interest income and expense

Our interest expense increased to $1.8 million and $10.3 million respectively for the three and nine month periods ended September 30, 2005, compared to $0.7 million and $1.0 million for the same periods ended September 30, 2004. This increase is primarily attributable to the interest on our $143.75 million convertible notes issued in August 2004, which bear interest at an annual interest rate of 2.25%, and due to interest expense on our $160 million credit facility entered into December 2004 and amended in June 2005. During the period ended March 31, 2005, we incurred a non-cash charge of approximately $2.2 million related to the write-off of deferred charges due to repayment of $70 million on the term loan. For the three month period ended June 30, 2005 we incurred an additional non-cash charge of $1.1 million as a result of the amendment and repayment of approximately $30.0 million on the term facility. As of September 30, 2005 and November 14, 2005 the balance outstanding on our credit facility was $16.0 million excluding accrued interest.

The current interest rate on this variable rate facility as of November 8, 2005 is approximately 6.29%. The remaining deferred financing costs of approximately $7.2 million relating the convertible notes and remaining credit facility will be amortized over a period of between five and six years and will be charged to interest expense. Our interest expense for the remainder of the year is expected to be consistent with amounts incurred during the three month period ended September 30, 2005.

Anapharm acquires its equipment under capital leases in order to take advantage of favorable Canadian tax credits which exceed our interest expense. For the three and nine month periods ended September 30, 2005, Anapharm incurred $0.3 million and $ 0.7 million in interest expense, respectively, compared to $0.1 million and $0.2 million, respectively, in the same periods in 2004.

Interest income for the three and nine month periods ended September 30, 2005 was $0.1 million and $0.7 million respectively, compared to $0.4 million and $0.8 million for the same periods in 2004. The decrease for both the three month and for the nine month periods is primarily attributable to reduced cash balances as a result of loan repayments during 2005. Interest expense on the loans significantly exceeded interest yields on available cash balances.

Income tax expense

Our effective tax rate for the three and nine month periods ended September 30, 2005 was 14.8% and 19.5%, respectively, compared to 27.6% and 25.3% for 2004. For the three month period ended September 30, 2005, the decrease in the tax rate compared to the same period in 2004 is primarily attributable to a higher contribution of earnings from foreign entities compared to United States entities during 2005 and due to the significant additional interest expense which substantially reduced income generated in the United States subject to the statutory 35% rate. For the nine month period ended September 30, 2005 compared to the same period in 2004, the decrease in the tax rate is attributable to material additional interest expense and to the write-off of approximately $3.3 million of deferred charges, both of which materially reduced United States income. On an overall basis the Company’s effective tax rate is significantly lower than United States tax rates. Anapharm, which is based in Quebec, Canada, receives significant tax credits from the government of Canada for incurring research and development expenses. These credits lower our effective tax rate. During 2005, PharmaNet generated significant profits. The effective tax rate for PharmaNet for the nine month period ended September 30, 2005 is comparable to the Company’s 2004 tax rate of approximately 25%.  PharmaNet operates both in the United States and in numerous countries worldwide subject to different taxing jurisdictions, many with tax rates lower than the United States. We expect (1) the nature of Anapharm’s business and the generation of significant tax credits to continue; and (2) PharmaNet to continue generating a portion of their profits in taxing jurisdictions with lower effective tax rates than the United States. There can be no assurance as to the future amount of Canadian tax credits on a quarterly or annual basis due to the mix of contracts and the related amounts of research and development activity. Nor can there be any assurance that PharmaNet’s foreign subsidiaries can contribute to pre-tax earnings in the same proportion from period to period. Furthermore, there can be no assurance that the foreign jurisdictions in which PharmaNet operates will not increase their tax rates above current 2005 levels. Our future effective tax rate will also be dependent upon our ability to generate sufficient profit levels at Anapharm to enable us to utilize these tax credits. We are currently evaluating whether our operations will allow us to take advantage of the one-time special repatriation provisions contained in the American Jobs Creation Act of 2004. In the event the Company does take advantage of this provision, it will increase the Company’s effective tax rate.

Earnings Per Share

Basic earnings per share increased from $0.35 to $0.50 for the three month period ended September 30, 2005 as compared to the same period in 2004, an increase of 43%. For the nine month period ended September 30, 2005, basic earnings per share increased from $0.91 to $1.21 as compared to the same period in 2004, an increase of 33%. On a fully diluted basis, our earnings per share increased from $0.34 to $0.48 and from $0.87 to $1.17 for the three and nine month periods ended September 30, 2005 as compared to the corresponding periods in 2004. The principal reasons for the increase in earnings per share for the nine month period ended September 30, 2005 compared to the same period in 2004 are the inclusion of material earnings at PharmaNet, a significant increase in pre-tax earnings at SBFC’s Miami Phase I facility, offset by significant acquisition-related interest expense and write-offs of deferred charges related to loan refinancings, as described below.

Earnings per share for the nine months ended September 30, 2005 includes a write-off of deferred financing costs of approximately $1.1 million related to the repayment of the term loan and debt reduction in June 2005. This charge reduced diluted earning per share by approximately $0.05, net of tax effect. Additionally, during the quarter ended March 31, 2005 we incurred a write-off of approximately $2.2 million which impacted diluted earnings per share for the nine months ended September 30, 2005 by $0.11, net of tax effect. We do not expect any further write-offs of deferred finance charges for the remainder of 2005.

Furthermore, as a result of the acquisition of Taylor Technology and PharmaNet, the Company began recording significantly larger amounts of non-cash amortization expense of intangible assets compared to historical levels. For the quarter ended September 30, 2005, we recorded approximately $1.1 million in amortization expense compared to $0.3 million for same period in 2004.

For the quarter ended September 30, 2005, we had 18,459,258 shares of common stock outstanding compared to 15,094,518 for the same period in 2004. For the nine-month period ended September 30, 2005, we had 17,543,438 shares of common stock outstanding compared 15,127,654 for the same period in 2004. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from 15,713,187 to 19,158,308 and from 15,823,859 to 18,217,963 for the three and nine month periods ended September 30, 2005 compared to the corresponding periods in the prior year. For the fourth quarter of 2005, the 3,078,000 shares sold in the March 2005 public offering will have an increasingly greater effect on the number of diluted shares outstanding. The increase in the number of shares resulted primarily from the additional issuance of 3,078,000 shares of common stock in connection with our secondary offering in March 2005, shares issued in connection with the Taylor Technology and PharmaNet acquisitions, and the exercise of employee stock options.

Excluding any common stock we may issue in connection with future acquisitions or employee benefit plans and shares we are repurchasing under our recently announced stock repurchase plan, our future diluted number of shares outstanding will be significantly impacted by our average share price. If our average common stock price exceeds $41.08 during a reporting period, we will be required to include additional shares in calculating the weighted average number of fully diluted shares due to our convertible notes. The amount of additional shares will be calculated comparable to the treasury method used for in-the-money stock options. We also expect to pay the former shareholders of Clinical Pharmacology, the Miami-based company that we acquired in July 2003, an additional $1 million of earn-out next summer, one-half of which will be in common stock.

Liquidity and Capital Resources

For the nine months ended September 30, 2005, net cash provided by operating activities was $20.4 million compared to $9.1 million for the corresponding period in 2004. The change is primarily due to an increase in net earnings, depreciation and amortization, offset to a lesser extent by an increase in net assets and liabilities.

For the nine months ended September 30, 2005, net cash used in investing activities was $24.5 million compared to $45.5 million for the corresponding period in 2004. This decrease is primarily attributable to reduced purchase price consideration paid in 2005 for acquisitions, compared to payments made in 2004, and attributable to reduced capital expenditures during the first nine months of 2005 compared to 2004. During the nine months ended September 30, 2005, we incurred approximately $14.0 million of capital expenditures, of which approximately

$4.5 million is primarily attributable to the purchase of the parcel of land adjacent to the Miami facility and building and leasehold improvements; and due to the purchase of bioanalytical equipment and leasehold improvements. In the first nine months of 2004, we used approximately $19.8 million to purchase property and equipment, including approximately $12.1 million to purchase our principal Miami facility in the first quarter of 2004.

During the first nine months of 2005, net cash used in financing activities was approximately $ 2.3 million compared to net cash provided by financing activities of approximately $123.6 million in the corresponding period of 2004. The decrease in 2005 is primarily, attributable to net proceeds of $108.2 million from our secondary offering offset by repayments of approximately $109 million on credit lines, compared to 2004 when we borrowed $143.75 million by issuing convertible notes and used part of the proceeds to repurchase approximately $25 million of our common stock.

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

Prior to the Amendment, we had approximately $49 million due under the term loan and $5 million due under the revolving line of credit. We used approximately $30 million of our existing cash, not including payment of accrued interest and closing costs, and borrowed $19 million under the revolving line of credit to repay the term loan. As of the close of business on September 30, 2005 and November 14, 2005, our outstanding balance under the credit facility was approximately $16.0 million. The credit facility is secured by substantially all of our United States assets and is due in December 2009.

Under the terms of the credit facility, SFBC must comply with certain restrictive covenants requiring it to maintain certain leverage, interest coverage and fixed charge coverage ratios and limiting its annual capital expenditures. Also, the credit facility contains certain covenants that restrict, or may have the effect of restricting, the Company’s payment of dividends. The Company was in compliance with all such covenants as of September 30, 2005 and November 14, 2005.

As a result of significantly lower outstanding loan balances during the second half of the year and due to the fact that we do not expect to incur any additional write-offs of deferred finance charges, our interest expense for the remainder of the year will be materially lower than the first half of the year.

When we purchased SFBC New Drug Services, Inc. in 2002, we agreed to pay the seller additional purchase consideration based upon SFBC New Drug Services’ future operating results over a three year period commencing September 30, 2002. Although SFBC New Drug Services has been profitable, except for the guaranteed payments we made, we have not paid any additional purchase consideration over the last two years. In 2005, the Company agreed to revise the earn-out provisions, described in Note 9 to the Condensed Consolidated Financial Statements. We believe that it is highly likely and as a result, we have increased goodwill and recorded a liability of $2,000,000 in our financial statements. We did agree to pay the seller $150,000 in guaranteed payments per year for three years commencing September 30, 2003, of which we have paid $300,000 to date and will pay the remaining $150,000 in 2005.

On September 30, 2005, we had approximately $ 31.3 million of cash and marketable securities on hand. Based upon our cash balances, anticipated cash flows from operations for the balance of 2005, and the substantial availability on our line of credit, we believe we have enough working capital to meet our operational needs for the next 12 months. If we consummate any acquisitions, of which there can be no assurance, we expect to use our cash and credit facility and, if necessary, obtain additional debt or equity financing (or a combination thereof). We expect to use our existing cash and, if necessary, our credit facility to repurchase shares of our common stock in the open market. The number of shares we purchase and timing will be subject to the judgment of our chief executive officer and president and existing market conditions.

Capital Expenditures and Commitments

During the nine months ended September 30, 2005, we incurred approximately $14.8 million of capital expenditures (including capital lease obligations), of which approximately $4.5 million is primarily attributable to the purchase of the parcel of land adjacent to the Miami facility and building and leasehold improvements to create extra capacity and facilities for future growth; and due to the purchase of bioanalytical equipment. We expect to expend between $5.0 and $6.0 million for capital assets for the remainder of 2005 and the firs quarter of 2006 to complete the expansion of the Miami facility and for other expenditures consistent with the expansion of our business including the land purchase described in the next paragraph.

Next month we plan to purchase land in Quebec City, Quebec for CDN $1.8 million and spend approximately CDN $19.6 million in 2006 to construct the building and improvements for Anapharm. While we previously planned to repay our credit facility this year, we will instead use our existing cash and credit facility to pay for Anapharm’s new facility. We will spend between CDN $2.4 million and CDN $3.6 million in capital expenses on our planned new Toronto facility in 2006.We are in the process of amending our credit facility which will increase our permitted capital expenditures and expect to conclude the amendment with our lenders in the near future.

As of June 30, 2005, we had accrued an additional payable on our balance sheet of approximately $5.5 million due to former PharmaNet stockholders, pursuant to our Merger Agreement with PharmaNet. The Merger Agreement provided that additional merger consideration will be payable if working capital at the closing date, as determined, exceeded an agreed upon amount. This amount was paid on July 1, 2005.

Under the terms of the acquisition agreement with the Company, Taylor Technology shareholders were required to deliver $3.0 million in working capital, as defined, to the Company. This amount was subject to a one year measurement period subsequent to the July 2004 closing, to record adjustments, if any, to amounts delivered to the Company in July 2004. On August 2, 2005 the Company paid Taylor Technology shareholders approximately $557,000 for delivering to the Company working capital in excess of the $3.0 million level.

When we purchased the stock of Clinical Pharmacology Associates, Inc. in August 2002, we agreed to pay its former shareholders up to $9 million in additional purchase consideration based upon the revenue of our Miami clinical trials facility into which Clinical Pharmacology was integrated. A total of $4 million was paid to them in each of August 2003 and 2004, one-half in cash and one-half in our common stock.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. At September 30, 2005, these non-cancelable purchase obligations were not materially different than those disclosed in the Contractual Commitments table contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

We may be obligated to pay the former shareholders of CPA an additional $1 million in additional earn-out (in equal amounts of cash and common stock) for the 12 month period ending June 30, 2006, if certain future operating milestones are achieved. Based upon the revenue generated from our Miami Phase I facility during the first two years, it is likely we will pay the former CPA shareholders the remaining $1 million of earn-out.

Forward-Looking Statements

The statements in this Report  relating to our expansion of our Phase I and early Phase II facilities, future direct costs, interest expense for the fourth quarter, continuation of Anapharm generating significant tax credits, Anapharm’s future profitability, PharmaNet’s foreign operations generating profits in foreign jurisdictions with lower tax rates, write-offs of deferred financing charges for the balance of 2005,  future number of diluted shares outstanding, our anticipated 2006 compensation expense related to Stock Rights, the number of shares  of  our common stock we repurchase and its impact, our future interest rate on our credit facility, the adequacy of our working capital, our future capital expenditures for 2005 and in connection with our Canadian expansion, our amendment of our credit facility, our payment of earn-outs to New Drug Services and the shareholders of Clinical Pharmacology, future hedging activities, the resolution of the Spanish legal proceeding, our remediation of PharmaNet’s internal controls and our future compliance with Section 404 of the Sarbanes-Oxley Act are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements within the meaning of the Act.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include (1) construction delays or cost overruns; (2) our ability to successfully achieve and manage the technical requirements of specialized clinical trial services, while maintaining compliance with applicable rules and regulations; (3) our ability to compete internationally in attracting pharmaceutical companies in order to develop additional business; (4) our continued ability to recruit participants for clinical studies; (5) the economic climate nationally and internationally as it affects drug development operations; (6) the changing mix of, and the amount of contracts and laboratory services offered; (7) future interest rate changes; (8) future Canadian, Quebec or foreign tax legislation; (9) future foreign regulatory changes; (10) unknown events which would cause us to pay off or refinance our credit facility in 2005; (11) the future estimate we make under Statement 123 (R) may vary from Black-Scholes; (12) our granting a material number of Stock Rights or our employees purchasing a material number of shares under our Employee Stock Purchase Plan; (13) existing market conditions and the future price of our common stock; (14) a decision to make an acquisition of a substantially larger competitor; (15) contractual issues which affect our amendment of our credit facility; (16) a variety of economic factors that may affect the relative values of the United States, Canadian, and other currencies as well as the results of our hedging strategies; and (17) our ability to remediate  internal controls problems at PharmaNet or elsewhere.

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

Market Risk

In 2004, we purchased certain debt securities. We classify our investments in debt securities as available-for-sale in accordance with Statement No. (“SFAS”) 115, “Accounting for Certain Investments in Debt Management’s discussion and analysis of financial condition and results of operations and Equity Securities.” Investments classified as available-for-sale are carried at fair value based on quoted market prices. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive earnings, net of applicable deferred income taxes. As of September 30, 2005, there were no material realized gains or losses. Cost is determined on the actual purchase price of the marketable security for determining realized gains and losses. In the first nine months of 2005, the unrealized gain on investments in marketable securities was insignificant.

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

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, convertible senior notes and notes payable. At September 30, 2005, the fair value of these instruments approximates their carrying amounts.

Currency Risk

As of the three and nine months ended September 2005, our foreign revenue accounted for 45% and 41% of the total revenue respectively. The significant growth of the foreign subsidiaries has created the need to engage in hedging activities to protect our forecasted growth. We have focused in protecting our Canadian as well our European operations from eventual currency fluctuations. At our foreign operations where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the applicable reporting period. Revenue and expenses of our foreign operations are translated at the average exchange rate during the period. Prior to our acquisition of PharmaNet, our currency translation risks arose primarily from our Canadian operations. The aggregate effect of translating the financial statements of our Canadian operations is included in a separate component of stockholders’ equity entitled “Accumulated Other Comprehensive Earnings.” For the three and nine months ended September 30, 2005 we had a pre-tax loss from foreign currency transactions of $1.5 million and $0.6 million , respectively, compared to a pre-tax loss of $1.0 million and $0.9 million, respectively, for the same periods in 2004.

Our acquisition of PharmaNet, which has significant global operations, subjects us to increased currency risks relating to various foreign currencies. We recently implemented a foreign currency risk hedging strategy on a limited basis for the Canadian dollar in an attempt to mitigate our foreign currency risk. For the three month period ended September 30, 2005 we increased our hedging activity compared to prior periods and intend to further increase hedging activities during the final quarter of 2005 and for future periods. There can be no assurances that our hedging activities will be successful or that increased hedging activity will reduce future losses.

Interest rate risk

We have a $90 million credit facility. At September 30, 2005 our outstanding balance under the credit facility was $16.0 million. The interest rate on this credit facility is LIBOR based and variable. This credit facility is secured by substantially all of the assets of our United States subsidiaries and a pledge of 65% of the capital stock of certain of our foreign subsidiaries. Changes in interest rates, and LIBOR in particular, will affect our cost of funds under this facility. A 10% change in our variable rate credit facility would result in a change in annual interest expense of approximately $97,000.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to the extent that internal controls are part of disclosure controls for the reasons described in Item 4(b). Notwithstanding this, our financial statements at September 30, 2005 have been prepared in accordance with United States Generally Accepted Accounting Principles, consistently applied. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

(b) Changes in Internal Controls

In the process of preparing third quarter financial statements, we discovered that PharmaNet made a clerical error resulting in our reporting $609,000 in additional revenue and pre-tax income in the first quarter. The error was made by the project manager and in the third quarter corrected by her. The use of the correct calculations had the effect of correcting the error on a cumulative basis at September 30, 2005. The error resulted from insufficient internal controls at PharmaNet which we acquired on December 22, 2004 and, accordingly, was not required to be included in our assessment of internal control over financial reporting or the internal control audit opinion at December 31, 2004. PharmaNet is making changes in its internal controls and is continuing its remediation efforts to prevent a reoccurrence of the error and to generally strengthen our internal control over financial reporting at PharmaNet. Our consultant who is assisting us in meeting our internal controls obligations under Section 404 of the Sarbanes-Oxley Act of 2002 conducted a study of PharmaNet’s procedures during the week of November 7th. They advised us that the changes being implemented by PharmaNet are designed to prevent a recurrence of a similar problem. Accordingly, our management believes that if the remediation efforts are successful it will be able to attest at December 31, 2005 that there are no deficiencies in our internal control over financial reporting as it relates to PharmaNet. We had none last year at SFBC and do not expect any this year.

[Balance of page intentionally left blank]

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The NASD reviewed the trading activity surrounding our November 3, 2004 announcement concerning our signing a definitive Merger Agreement with PharmaNet and our increase in 2004 earnings guidance. It advised us during the third quarter that it concluded its review and has sent its files to the Securities and Exchange Commission “for whatever action, if any, it deems appropriate.” We have not been contacted by the SEC Staff. We do not believe that any of our management, board of directors or employees who had knowledge of the PharmaNet transaction or the increase in guidance traded in our stock or improperly disclosed any information to others during the period.

From time to time we are involved in legal claims and actions and regulatory matters arising in the ordinary course of our business. While it is not possible to predict or determine the outcome of any such matters, in the opinion of our management, based on a review with legal counsel, any losses resulting would not have a material adverse impact.

ITEM 2.

CHANGE IN SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable.

(c) Not applicable

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.

OTHER INFORMATION

Not applicable.

ITEM 6.

EXHIBITS

(a) Exhibit Index

Exhibit

Number

Description

10.1

Summary of Accelerated Vesting Options

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 14, 2005 by the undersigned, thereunto duly authorized.

SFBC INTERNATIONAL, INC.

/s/ ARNOLD HANTMAN
Arnold Hantman, Chief Executive Officer

/s/ DAVID NATAN
David Natan, Chief Financial Officer

EXHIBIT INDEX

Exhibit

Number

Description

10.1

Summary of Accelerated Vesting of Options

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer