Form 10-Q/A
period 2005-03-31
SFBC INTERNATIONAL INC
filed 2005-11-30
CIK 1089542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

———————

☒ Quarterly Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934.

For the quarterly period ended:   March 31, 2005

Commission File No. 1-16119

———————

SFBC INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

———————

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

☒   Yes       ☐   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes       ☒   No

The registrant has 18,446,864 shares of common stock outstanding as of November 28, 2005.

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

	(Unaudited) (as Restated) March 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	55,595,703	24,908,585
Investment in marketable securities	9,736,808	9,735,708
Accounts receivable, net	95,853,992	98,067,099
Income tax receivable	5,866,205	6,996,120
Loans receivable from stockholders	212,219	207,288
Deferred income taxes	3,557,873	3,562,407
Prepaids and other current assets	9,549,152	6,788,903
Total current assets	180,371,952	150,266,110
Loans receivable from stockholders	200,000	200,000
Property and equipment, net	65,056,503	63,906,271
Goodwill, net	296,693,505	292,672,986
Other intangibles, net	35,103,516	38,421,973
Other assets, net	10,141,861	12,719,770
Total assets	587,567,337	558,187,110
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	10,236,399	15,203,741
Accrued liabilities	13,669,328	15,589,798
Purchase consideration due to stockholders	10,066,439	10,266,357
Client advances, current	19,144,046	23,309,597
Line of credit, current portion	5,000,000	5,000,000
Capital lease obligations and notes payable	2,977,386	3,257,288
Long term debt, current portion	4,687,500	10,000,000
Total current liabilities	65,781,098	82,626,781
Client advances	26,438,770	27,359,504
Deferred income taxes	16,046,620	16,165,895
Capital lease obligations and notes payable	4,808,796	5,510,022
Long term debt	44,270,833	110,000,000
2.25% Convertible senior notes payable, due 2024	143,750,000	143,750,000
Minority interest in joint venture	401,155	359,581
Commitments	—	—
Stockholders' equity
Preferred stock. $0.10 par value, 5,000,000 shares authorized, none issued
Common stock, $0.001 par value, 40,000,000 shares authorized, 18,277,692 shares and 15,053,888 shares issued and outstanding as of March 31, 2005 and December 31, 2004	18,278	15,054
Additional paid-in capital	232,993,018	123,005,497
Retained earnings	48,906,933	43,882,030
Deferred compensation	(73,033)	(83,467)
Accumulated other comprehensive earnings	4,224,869	5,596,213
Total stockholders' equity	286,070,065	172,415,327
Total liabilities and stockholders' equity	587,567,337	558,187,110

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

FOR THE THREE MONTHS ENDED March 31, 2005

	Three Months Ended March 31,
	(as Restated) 2005	2004
Net revenue
Direct revenue	$77,306,576	$30,120,094
Reimbursed out-of-pockets	19,136,369	3,365,445
Total net revenue	96,442,945	33,485,539
Costs and expenses
Direct costs	43,894,723	15,398,503
Reimbursable out-of-pocket expenses	19,136,369	3,365,445
Selling, general and administrative expenses	21,578,083	10,034,111
Total costs and expenses	84,609,175	28,798,059
Earnings from operations	11,833,770	4,687,480
Other income (expense)
Interest income	397,556	172,686
Interest expense	(5,511,083)	(105,548)
Total other income (expense)	(5,113,527)	67,138
Earnings before income taxes	6,720,243	4,754,618
Income tax expense	1,637,658	1,028,310
Earnings before minority interest in joint venture	5,082,585	3,726,308
Minority interest in joint venture	57,682	—
Net earnings	$5,024,903	$3,726,308

Earnings per share:
Basic	$0.32	$0.25
Diluted	$0.30	$0.24
Shares used in computing earnings per share:
Basic	15,784,111	14,982,494
Diluted	16,507,924	15,743,943

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED March 31, 2005 AND 2004

	(as Restated) 2005	2004

Cash flows from operating activities
Net earnings	5,024,903	3,726,308
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	4,303,823	1,427,191
Amortization of deferred debt issuance costs	2,684,866	—
Minority interest	57,682	—
Common stock options issued as compensation	10,434	42,112
Changes in assets and liabilities
Accounts receivable	2,213,107	(813,384)
Income tax receivable	1,129,915	860,041
Prepaid expenses and other current assets	(2,760,249)	(90,246)
Other assets	(106,957)	(189,796)
Accounts payable	(4,967,342)	(1,600,702)
Accrued liabilities	(1,920,470)	179,327
Client advances	(5,086,285)	415,432
Deferred income taxes	(2,123,475)	(324,213)
Total adjustments	(6,564,951)	(94,238)
Net cash (used in) provided by operating activities	(1,540,048)	3,632,070
Cash flows from investing activities
Additional purchase price considerations from prior acquisitions	(1,179,994)	(1,355,709)
Purchase of property and equipment	(4,614,646)	(14,404,181)
Change in long term investments and marketable securities	(1,100)	(1,509,434)
Net cash used in investing activities	(5,795,740)	(17,269,324)
Cash flows from financing activities
Borrowings on lines of credit	—	10,000,000
Payments on lines of credit	—	(1,000,000)
Principal payments on long term debt	(71,041,667)	—
Change in capital lease obligations and notes payable	(981,128)	627,953
Proceeds from stock issued under employee stock purchase and option plans	864,315	402,616
Net proceeds from secondary public stock offering	108,213,048	—
Net cash provided by financing activities	37,054,568	10,030,569
Net effect of exchange rate changes on cash	968,338	(3,975)
Net increase (decrease) in cash and cash equivalents	30,687,118	(3,610,660)
Cash and cash equivalents at beginning of period	24,908,585	56,020,452
Cash and cash equivalents at end of period	$55,595,703	$52,409,792

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE THREE MONTHS ENDED March 31, 2005 AND 2004

	(as Restated) 2005	2004
Supplemental disclosures:
Interest paid	$5,511,083	$105,548
Income taxes paid	$783,205	$—
Supplemental disclosures of non-cash investing and finance activities:
Common stock options issued as compensation	$10,434	$42,112
Capital lease obligations	$35,975	$1,345,400
Additional purchase considerations related to the acquisition of businesses	$—	$4,095,462
Change in the valuation of identifiable intangible assets related to the acquisition of businesses	$2,142,000	$—

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

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	Three Months Ended March 31,
	2005	2004
Net earnings:
As reported	$5,024,903	$3,726,308
Pro forma	$3,220,310	$2,961,934
Basic earnings per share:
As reported	$0.32	$0.25
Pro forma	$0.20	$0.20
Diluted earnings per share:
As reported	$0.30	$0.24
Pro forma	$0.20	$0.19

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

In December 2004, the FASB issued Statement 123(R) as described above under “Stock Based Compensation”.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Unaudited Pro Forma Results

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the 2004 acquisitions were as follows for the three month periods ended March 31, 2005 and 2004 as if the business combinations had occurred at the beginning of each period presented.

	Three Months Ended March 31,
	2005	2004
Net revenue	$96,442,945	$75,333,242
Net earnings	$5,024,903	$2,994,330
Earnings per share – basic	$0.32	$0.19
Earnings per share – diluted	$0.30	$0.18

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

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9.

RESTATEMENT

The financial statements for the three months ended March 31, 2005 reflect a restatement caused by an inadvertent clerical error resulting in an overstatement of $460,593 of the Company’s net assets and net earnings.  The impact of the error on the Company’s condensed consolidated balance sheets resulted in an overstatement of accounts receivable of $609,000, an understatement of income taxes receivable of $148,407 and an overstatement of retained earnings totaling $460,593.  Overall, the error caused current assets to decrease from $180,832,545 to $180,371,952, total assets to decrease from $588,027,930 to $587,567,337 and shareholders’ equity to decrease from $286,530,658 to $286,070,065.  The impact of the error on the Company’s condensed consolidated statement of earnings resulted in an overstatement of direct revenue, total net revenue and earnings from operations of $609,000, an overstatement of income tax expense of $148,407 and an overstatement of earnings before minority interest in joint venture and net earnings totaling $460,593.  Additionally, basic and diluted earnings per share decreased from $0.35 and $0.33 to $0.32 and $0.30, respectively, for the period.  The impact of the error on the Company’s condensed consolidated statement of cash flows resulted in an overstatement of net earnings and an understatement of the total adjustments to reconcile net earnings to net cash used in operating activities (“total adjustments”) of $460,593.  The impact to the total adjustments was caused by an understatement of the change in accounts receivable of $609,000 and an overstatement of the change in income taxes receivable of $148,407.  As a result, net earnings decreased from $5,485,496 to $5,024,903 and total adjustments increased from ($7,025,544) to ($6,564,951), caused by an increase to the change in accounts receivable from $1,604,107 to $2,213,107 and a decrease to the change in income taxes receivable from $1,278,322 to $1,129,915.  The error and its impact were disclosed in a press release dated November 3, 2005, which press release was furnished in a Form 8-K also filed November 3, 2005.

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

Highlights for the first quarter of 2005 include:

•

Our net revenue (including reimbursed out of pocket expenses in both periods) increased to approximately $96.4 million from approximately $33.5 million during the same three month period in 2004, reflecting our 2004 acquisitions and organic growth;

•

Our foreign operations accounted for approximately $31.0 million of our revenue;

•

Net revenue was a record for any quarter;

•

Our earnings from operations increased to approximately $5.0 million from approximately $3.7 million during 2004;

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

	2005		2004
Net revenue
Direct revenue	$77,306,576	80.2%	$30,120,094	89.9%
Reimbursed out-of-pockets	19,136,369	19.8%	3,365,445	10.1%
Total net revenue	96,442,945		33,485,539
Costs and expenses
Direct costs	43,894,723	56.8%	15,398,503	51.1%
Reimbursable out-of-pocket expenses	19,136,369	24.8%	3,365,445	11.2%
Selling, general and administrative expenses	21,578,083	27.9%	10,034,111	33.3%
Gross profit margins	34,020,853	44.0%	14,721,591	48.9%
Earnings from operations	11,833,770	15.3%	4,687,480	15.6%
Earnings before taxes	6,720,243	8.7%	4,754,618	15.8%
Income tax expense	1,637,658	24.4%	1,028,310	21.6%
Net earnings	5,024,903	6.5%	3,726,308	12.4%
Earnings per share:
Basic	$0.32		$0.25
Diluted	$0.30		$0.24

Net Revenue

Our net revenue (including reimbursed out of pocket expenses) was approximately $96.4 for the quarter ended March 31, 2005, which is an increase of  188% from approximately $33.5 million for the corresponding quarter ended March 31, 2004. The increase is primarily attributable to the inclusion of the revenue of PharmaNet and TTI, and a material increase in United States Phase I and Phase II revenue at SFBC Miami and SFBC Ft. Myers. Our revenue increased as a result of performing more clinical trials, and a general increase in the size of our trials.

For the quarter ended March 31, 2005 net revenue was approximately $65.4 million from United States operations and approximately $31.0 million from foreign operations, compared to $17.4 million from our U.S operations and $16.1 million from foreign operations for the same periods in 2004.

Direct Costs

Direct costs as a percentage of direct revenue increased to 57% from 51 % for the quarter ended March 31, 2005 compared to the same period in the prior year. This increase in our direct costs for the first quarter of 2005, as a percentage of direct revenue, is primarily attributable to the inclusion of  PharmaNet’s direct costs, partially offset by the inclusion of TTI direct costs.

Direct costs in late stage Phase II-IV businesses are significantly higher than early stage Phase I and Phase II businesses. As a result of the acquisition of PharmaNet our future direct costs as a percentage of direct revenue will be permanently higher than historical levels.

Gross Profit Margins

Our gross profit margins as a percentage of direct revenue decreased to 43% from 49% for the quarter ended March 31, 2005 as compared to the corresponding period in the prior year. This decrease in our gross profit margins is primarily attributable to the inclusion of PharmaNet’s lower gross margins, partially offset by the inclusion of TTI’s higher gross margins.

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

Earnings Per Share

Net earnings increased from $3,726,308 to $5,024,903 for the quarter ended March 31, 2005 compared to the first quarter of 2004, an increase of 34.8%. On a diluted basis, our earnings per share increased to $0.30 from $0.24 for the quarter ended March 31, 2005. The principal reasons for the increase in net earnings were the contributions from United States Phase I operations and the inclusion of earnings from PharmaNet, which we acquired in December 2004.

Earnings per share for the quarter ended March 31, 2005 include a one-time charge of approximately $2.2 million related to write-off of deferred charges due to repayment of $70 million of our term loan. This charge reduced diluted earning per share by approximately $0.10. Without this one-time charge, diluted earnings per share would have been $0.40. Additionally, as a result of the acquisition of TTI and PharmaNet, the Company began recording significantly larger amounts of non-cash amortization expense of intangible assets compared to historical levels. For the quarter ended March 31, 2005 we recorded approximately $1,176,000 in amortization expense compared to $311,000 for same period in 2004.

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

In connection with PharmaNet’s acquisition of MEDEX Clinical Trial Services, Inc. in 2001, PharmaNet was required to pay contingent consideration of up to $2,250,000. The earn-out period ends in November, 2005. We do not expect to pay any amounts on this earn-out.

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

Disclosure controls and procedures are designed to ensure that  information required to be disclosed by SFBC in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by SFBC in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. In the course of this evaluation, we sought to identify any significant deficiencies in our use of a disclosure committee or reporting to our management of information relating to our operating subsidiaries. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to the extent that internal controls are part of disclosure controls and for the following reasons.   In the process of preparing third quarter financial statements, we discovered that PharmaNet made a clerical error resulting in our reporting $609,000 in additional revenue and pre-tax income in the first quarter. The error was made by the project manager and in the third quarter corrected by her. The use of the correct calculations had the effect of correcting the error on a cumulative basis at September 30, 2005. The error resulted from insufficient internal controls at PharmaNet which we acquired on December 22, 2004 and, accordingly, was not required to be included in our assessment of internal control over financial reporting or the internal control audit opinion at December 31, 2004. Notwithstanding this, our financial statements at March 31, 2005 have been prepared in accordance with United States Generally Accepted Accounting Principles, consistently applied. PharmaNet is making changes in its internal controls and is continuing its remediation efforts to prevent a reoccurrence of the error and to generally strengthen our internal control over financial reporting at PharmaNet. Our consultant who is assisting us in meeting our internal controls obligations under Section 404 of the Sarbanes-Oxley Act of 2002 conducted a study of PharmaNet’s procedures during the week of November 7th. They advised us that the changes being implemented by PharmaNet are designed to prevent a recurrence of a similar problem. Accordingly, our management believes that if the remediation efforts are successful it will be able to attest at December 31, 2005 that there are no deficiencies in our internal control over financial reporting as it relates to PharmaNet. We had none last year at SFBC and do not expect any this year.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

(b) Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(5)

Contained in Form 10-K filed on March 15, 2004.

(6)

Contained in Form 10-K filed on March 8, 2005.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 29, 2005 by the undersigned, thereunto duly authorized.

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