Form 10-Q/A
period 2005-06-30
SFBC INTERNATIONAL INC
filed 2005-11-30
CIK 1089542

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒ No

The registrant has 18,446,864 shares of common stock outstanding as of November 28, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

	(Unaudited) (as Restated) June 30, 2005
		December 31, 2004

ASSETS
Current Assets
Cash and cash equivalents	$21,416,609	$24,908,585
Investment in marketable securities	9,673,245	9,735,708
Accounts receivable, net	98,959,033	98,067,099
Income tax receivable	3,867,337	6,996,120
Loans receivable from stockholders	217,151	207,288
Deferred income taxes	3,516,347	3,562,407
Prepaids and other current assets	12,052,372	6,788,903
Total current assets	149,702,094	150,266,110
Loans receivable from stockholders	200,000	200,000
Property and equipment, net	66,874,287	63,906,271
Goodwill, net	296,754,958	292,672,986
Other intangibles, net	34,242,456	38,421,973
Other assets, net	9,740,295	12,719,770
Total assets	$557,514,090	$558,187,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,073,178	$15,203,741
Accrued liabilities	17,856,685	15,589,798
Purchase consideration due to stockholders	10,066,439	10,266,357
Client advances, current	16,422,480	23,309,597
Line of credit, current portion	—	5,000,000
Capital lease obligations and notes payable	2,867,491	3,257,288
Long term debt, current portion	—	10,000,000
Total current liabilities	56,286,273	82,626,781
Client advances	22,767,563	27,359,504
Deferred income taxes	15,416,747	16,165,895
Line of credit	22,000,000	—
Capital lease obligations and notes payable	4,744,036	5,510,022
Long term debt	—	110,000,000
2.25% Convertible senior notes payable, due 2024	143,750,000	143,750,000
Minority interest in joint venture	392,771	359,581
Commitments	—	—
Stockholders’ equity
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued
Common stock, $0.001 par value, 40,000,000 shares authorized, 18,341,307 shares and 15,053,888 shares issued and outstanding as of June 30, 2005 and December 31, 2004	18,341	15,054
Additional paid-in capital	234,665,567	123,005,497
Retained earnings	56,025,108	43,882,030
Deferred compensation	(1,599,905)	(83,467)
Accumulated other comprehensive earnings	3,047,589	5,596,213
Total stockholders’ equity	292,156,700	172,415,327
Total liabilities and stockholders’ equity	$557,514,090	$558,187,110

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	Three Months Ended June 30,		Six Months Ended June 30,
	(as Restated) 2005	2004	(as Restated) 2005	2004
Net revenue
Direct revenue	$82,378,527	$33,329,790	$159,685,103	$63,449,884
Reimbursed out-of-pockets	24,025,879	3,088,260	43,487,687	6,453,705
Total net revenue	106,404,406	36,418,050	203,172,790	69,903,589
Costs and expenses
Direct costs	45,649,031	16,909,199	89,543,206	32,307,702
Reimbursable out-of-pocket expenses	24,025,331	3,088,260	43,487,687	6,453,705
Selling, general and administrative expenses	24,611,452	9,850,883	46,189,535	19,884,995
Total costs and expenses	94,285,814	29,848,342	179,220,428	58,646,402
Earnings from operations	12,118,592	6,569,708	23,952,362	11,257,187
Other income (expense)
Interest income	156,776	193,413	554,332	366,098
Interest expense	(3,052,881)	(135,132)	(8,563,964)	(240,679)
Total other income (expense)	(2,896,105)	58,281	(8,009,632)	125,419
Earnings before income taxes	9,222,487	6,627,989	15,942,730	11,382,606
Income tax expense	1,987,730	1,686,251	3,625,387	2,714,561
Earnings before minority interest in joint venture	7,234,757	4,941,738	12,317,343	8,668,045
Minority interest in joint venture	116,583	194,408	174,265	194,408
Net earnings	$7,118,174	$4,747,330	$12,143,078	$8,473,637

Earnings per share:
Basic	$0.39	$0.31	$0.71	$0.56
Diluted	$0.38	$0.30	$0.68	$0.54
Shares used in computing earnings per share:
Basic	18,333,992	15,155,668	17,065,846	15,069,051
Diluted	18,946,222	15,871,568	17,734,926	15,811,938

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	(as Restated) 2005	2004

Cash flows from operating activities
Net earnings	$12,143,078	$8,473,637
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,436,396	2,973,043
Amortization of deferred debt issuance costs	4,192,725	—
Gain on disposal of property and equipment	(43,705)	—
Minority interest	174,265	194,408
Provision for bad debt	—	302,718
Common stock and options issued as compensation	160,623	84,224
Changes in assets and liabilities
Accounts receivable	(891,934)	(4,500,216)
Income tax receivable	3,128,783	900,380
Prepaid expenses and other current assets	(3,970,914)	(207,805)
Other assets	(1,213,250)	(70,009)
Accounts payable	(6,130,563)	(165,019)
Accrued liabilities	2,266,887	(112,178)
Client advances	(11,479,058)	(998,347)
Deferred income taxes	(2,651,547)	(144,456)
Total adjustments	(8,021,292)	(1,743,257)
Net cash provided by operating activities	4,121,786	6,730,380
Cash flows from investing activities
Additional purchase price considerations from prior acquisitions	(1,226,508)	(1,480,938)
Purchase of property and equipment	(9,395,735)	(16,245,189)
Proceeds from the disposal of property and equipment	46,605	—
Change in long term investments and marketable securities	62,463	(3,707,479)
Change in loans extended to stockholders	(9,863)	(21,065)
Net cash used in investing activities	(10,523,038)	(21,454,671)
Cash flows from financing activities
Borrowings on lines of credit	56,000,000	10,000,000
Payments on lines of credit	(39,000,000)	(10,000,000)
Principal additions to long term debt	—	9,000,000
Principal payments on long term debt	(120,000,000)	(31,171)
Change in capital lease obligations and notes payable	(1,997,652)	(9,900)
Debt issuance costs attributable to financing instruments	(1,292,555)	—
Dividend payment made to non-controlling interest	(92,355)	—
Proceeds from stock issued under employee stock purchase and option plans	859,866	1,158,979
Net proceeds from secondary public stock offering	108,213,048	—
Net cash provided by financing activities	2,690,352	10,117,908
Net effect of exchange rate changes on cash	218,924	15,232
Net decrease in cash and cash equivalents	(3,491,976)	(4,591,151)
Cash and cash equivalents at beginning of period	24,908,585	56,020,452
Cash and cash equivalents at end of period	$21,416,609	$51,429,301

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	(as Restated) 2005	2004

Supplemental disclosures:
Interest paid	$3,052,881	$240,679
Income taxes paid	$3,492,319	$1,101,000
Supplemental disclosures of non-cash investing and finance activities:
Additional purchase considerations related to the acquisition of a business	$—	$4,000,000
Change in the valuation of identifiable intangible assets related to the acquisition of a business	$2,142,000	$—
Common stock and options issued as compensation	$160,623	$84,224
Restricted stock units issued as long term incentive compensation to executives	$1,677,061	$—
Common stock forfeited in lieu of cash payment related to option exercises	$—	$2,269,125
Capital lease obligations	$841,869	$—

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

Stock Based Compensation

The Company accounts for stock options issued to non-employees, under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company’s issuance of employee stock options is accounted for using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock issued to Employees” (“APB 25”). SFAS No. 123 as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” requires the Company to provide pro forma information regarding net earnings and earnings per common share as if compensation cost for the Company’s stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The fair value of the options granted in 2005 and 2004 were estimated by using the Black-Scholes pricing model with the following assumptions: (i) expected life of the options of three years for 2004 and 2005, (ii) expected volatility in the market price of the Company’s common stock of 50% for 2005 and 60% for 2004, (iii) no expected dividends, and (iv) a risk free interest rate of 3% in 2005 and 2004.

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

In December 2004, APB 25 was replaced by Statement of Financial Accounting Standards No. 123 (Revised) (“Statement 123®”) which is effective for all annual accounting periods beginning after July 15, 2005. SFBC will adopt Statement 123® effective on January 1, 2006 and will be required to recognize an expense for the fair value of its unvested outstanding stock options. Under Statement 123®, SFBC must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective option requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement 123®, while the retroactive option would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Both transition methods will require management to make accounting estimates. SFBC has not yet concluded which method it will utilize, nor has it determined what the impact will be on its earnings per share, although such impact will have a material adverse effect on our net earnings and earnings per share.

The following pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings:
As reported	$7,118,174	$4,747,330	$12,143,078	$8,473,637
Pro forma	$5,198,301	$3,821,206	$8,303,332	$6,621,390

Basic earnings per share:
As reported	$0.39	$0.31	$0.71	$0.56
Pro forma	$0.28	$0.25	$0.49	$0.44
Diluted earnings per share:
As reported	$0.38	$0.30	$0.68	$0.54
Pro forma	$0.27	$0.24	$0.47	$0.42

Generally, options granted by the Company vest over a three year period. Historically, these options expired in 10 years or three months after separation of service, whichever occurs earlier. Beginning in 2004, the Company began shortening the term of its options to five years and, in some cases, shortening the vesting period in anticipation of the effect of Statement 123®. Also in June 2004, we amended the Plan to broaden the types of awards which could be granted under the Plan to include grants of common stock, restricted stock units and stock appreciation rights in addition to non-qualified and incentive stock options.

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

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised) (“Statement 123®”) which addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal eliminates use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires such transactions to be accounted for using a fair-value-based method and recording compensation expense rather than optional pro forma disclosure. The new standard substantially amends FASB Statement No. 123, Accounting for Stock-Based Compensation. FASB Statement 123 ® is effective for all annual reporting periods beginning after July 15, 2005. SFBC will adopt Statement 123® effective on January 1, 2006 and will be required to recognize an expense for the fair value of its unvested outstanding stock options. Under Statement 123®, SFBC must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective option requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement 123®, while the retroactive option would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Both transition methods will require management to make accounting estimates. SFBC has not yet concluded which method it will utilize, nor has it determined what the impact will be on its earnings per share, although such impact will have a material adverse effect on our net earnings and earnings per share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net revenue	$106,404,406	$82,917,356	$203,172,790	$158,250,599
Net earnings	$7,118,174	$3,706,234	$12,143,078	$7,292,872
Earnings per share – basic	$0.39	$0.24	$0.71	$0.47
Earnings per share – diluted	$0.38	$0.23	$0.68	$0.45

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

NOTE 10. RESTATEMENT

The financial statements for the six months ended June 30, 2005 reflect a restatement caused by an inadvertent clerical error resulting in an overstatement of $460,593 of the Company’s net assets and net earnings. The impact of the error on the Company’s condensed consolidated balance sheets resulted in an overstatement of accounts receivable of $609,000, an understatement of income taxes receivable of $148,407 and an overstatement of retained earnings totaling $460,593. Overall, the error caused current assets to decrease from $150,162,687 to $149,702,094, total assets to decrease from $557,974,683 to $557,514,090 and shareholders’ equity to decrease from $292,617,293 to $292,156,700. The impact of the error on the Company’s condensed consolidated statement of earnings resulted in an overstatement of direct revenue, total net revenue and earnings from operations of $609,000, an overstatement of income tax expense of $148,407 and an overstatement of earnings before minority interest in joint venture and net earnings totaling $460,593 for the six month period ended June 30, 2005.  Additionally, basic and diluted earnings per share decreased from $0.74 and $0.71 to $0.71 and $0.68, respectively, for the same period. The error did not impact the statement of earnings for the three month period ended June 30, 2005. The impact of the error on the Company’s condensed consolidated statement of cash flows resulted in an overstatement of net earnings and an understatement of the total adjustments to reconcile net earnings to net cash used in operating activities (“total adjustments”) of $460,593. The impact to the total adjustments was caused by an understatement of the change in accounts receivable of $609,000 and an overstatement of the change in income taxes receivable of $148,407. As a result, net earnings decreased from $12,603,671 to $12,143,078 and total adjustments increased from ($8,481,885) to ($8,021,292), caused by an increase to the change in accounts receivable from ($1,500,934) to ($891,934) and a decrease to the change in income taxes receivable from $3,277,190 to $3,128,783. The error and its impact were disclosed in a press release dated November 3, 2005, which press release was furnished in a Form 8-K also filed November 3, 2005.

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

Highlights for the six-month period ended June 30, 2005 as compared to the corresponding period in 2004 include:

•

Our net revenue (including reimbursed out-of-pocket expenses) increased to approximately $203.2 million from approximately $69.9 million for the six months ended June 30, 2004;

•

Our earnings increased to approximately $12.1 million from approximately $8.5 million for the six months ended June 30, 2004;

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

Results of Operations

The following table summarizes our results of operations for the three and six month periods ended June 30, 2005 and 2004.

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
Direct revenue	$82,378,527	100.0%	$33,329,790	100.0%	$159,685,103	100.0%	$63,449,884	100.0%
Reimbursed out-of-pockets	24,025,879	29.2%	3,088,260	9.3%	43,487,687	27.2%	6,453,705	10.2%
Total net revenue	106,404,406		36,418,050		203,172,790		69,903,589
Costs and expenses
Direct costs	45,649,031	55.4%	16,909,199	50.7%	89,543,206	56.1%	32,307,702	50.9%
Reimbursable out-of-pockets	24,025,331	29.2%	3,088,260	9.3%	43,487,687	27.2%	6,453,705	10.2%
Selling, general and administrative expenses	24,611,452	29.9%	9,850,883	29.6%	46,189,535	28.9%	19,884,995	31.3%
Gross profit margins	36,729,496	44.6%	16,420,591	49.3%	70,141,897	43.9%	31,142,182	49.1%
Earnings from operations	12,118,592	14.7%	6,569,708	19.7%	23,952,362	15.0%	11,257,187	17.7%
Earnings before taxes and minority interest	9,222,487	11.2%	6,627,989	19.9%	15,942,730	10.0%	11,382,606	17.9%
Income tax expense	1,987,730	2.4%	1,686,251	5.1%	3,625,387	2.3%	2,714,561	4.3%
Minority interest in joint venture	116,583	0.1%	194,408	0.6%	174,265	0.1%	194,408	0.3%
Net earnings	$7,118,174	8.6%	$4,747,330	14.2%	$12,143,078	7.6%	$8,473,637	13.4%
Earnings per share
Basic	$0.39		$0.31		$0.71		$0.56
Diluted	$0.38		$0.30		$0.68		$0.54

Net Revenue

Our net revenue (including reimbursed out of pocket expenses) was approximately $106.4 million and $203.2 million for the three and six month periods ended June 30, 2005, respectively, compared to $36.4 million and $69.9 million for the same periods in 2004. This represents an increase of 192.3% for the three month period ended June 30, 2005 compared to the same period in 2004; and an increase of 190.7% for the six month period ended June 30, 2005 compared to the same period in 2004. The increase in both the three and six month periods is primarily attributable to the inclusion of the revenue of PharmaNet and TTI, and an increase in Phase I and Phase II revenue at our Miami facility.

For the three month period ended June 30, 2005, direct revenue was approximately $50.1 million from United States operations and approximately $32.2 million from foreign operations, compared to $14.4 million from our United States operations and $18.9 million from foreign operations for the same periods in 2004. For the six month period ended June 30, 2005, direct revenue was approximately $96.8 million from United States operations and approximately $62.9 million from foreign operations, compared to $28.4 million from our United States operations and $35.0 million from foreign operations for the same periods in 2004. The significant increase in direct revenue for both United States and foreign operations for 2005 compared to the same periods in 2004 and the change in relative percentages of each category as a percentage of overall direct revenue is primarily attributable to the inclusion of PharmaNet direct revenue in 2005 compared to zero during the comparable periods in 2004.

Direct Costs

Direct costs as a percentage of direct revenue increased to 55.4% and 56.1% for the three and six month periods ended June 30, 2005, respectively, compared to 50.7% and 50.9% in the same periods in the prior year. The increase in our direct costs, as a percentage of direct revenue, for the three and six month periods of 2005 is primarily attributable to the inclusion of PharmaNet’s direct costs, an increase in direct costs at Anapharm as a percentage of sales, offset by a decrease in direct costs as a percentage of sales at SFBC Miami.

Direct costs in late stage Phase II-IV businesses are significantly higher than early stage Phase I and Phase II businesses. As a result of the acquisition of PharmaNet our future direct costs as a percentage of direct revenue will be permanently higher than historical levels.

Gross Profit Margins

Our gross profit margins as a percentage of direct revenue decreased to 44.6% and 43.9%, respectively, for the three and six month periods ended June 30, 2005, compared to 49.3% and 49.1% in the same periods in the prior year. This decrease in our gross profit margins for the three and six month periods ended June 30, 2005 compared to the same periods in the prior year is primarily attributable to the inclusion of PharmaNet’s lower gross margins, and a decrease in Anapharm’s gross profit margins offset by an improvement in gross profit margins for SFBC Miami. We anticipate that Anapharm’s gross profit margins will return to historical levels during the second half of the year.

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

Our SG&A expenses increased to $46,189,535 for the six months ended June 30, 2005 from $19,884,995 as compared to the same period in 2004, an increase of 132.3%. As a percentage of direct revenue, our SG&A expenses decreased to 28.9% in 2005 from 31.3% for the same six month period in 2004.

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

Income tax expense

Our effective tax rate for the three and six month periods ended June 30, 2005 was 21.6% and 22.7%, respectively, compared to 25.4% and 23.8% for 2004. This decrease in the effective tax rate is primarily attributable to a higher contribution of earnings from foreign entities in 2005, primarily PharmaNet; and due to the significant additional interest expense and write-off of deferred charges which substantially reduced United States income subject to the statutory 35% rate. On an overall basis the Company’s effective tax rate is significantly lower than United States tax rates. Anapharm, which is based in Quebec Canada, receives significant tax credits from the government of Canada for incurring research and development expenses. These credits lower our effective tax rate. PharmaNet operates both in the United States and in numerous different taxing jurisdictions worldwide many with lower tax rates than the United States. We expect (1) the nature of Anapharm’s business and the generation of significant tax credits to continue; (2) and PharmaNet to continue generating a portion of their profits in taxing jurisdictions with lower effective tax rates than the United States. There can be no assurance as to the future amount of Canadian tax credits on a quarterly or annual basis due to the mix of contracts and the related amounts of research and development activity. Nor can there be any assurance that PharmaNet’s foreign subsidiaries can contribute to pre-tax earnings on the same proportion from period to period. Further, there can be no assurance that the foreign jurisdictions in which PharmaNet operates will not increase their tax rates above the United States tax rates. Our future effective tax rate will also be dependent upon our ability to generate sufficient profit levels at Anapharm to enable us to utilize these tax credits. We are also evaluating whether our operations will allow us to take advantage of the one-time special repatriation provisions contained in the American Jobs Creation Act of 2004.

Earnings Per Share

Net earnings increased from $4,747,330 to $7,118,174 for the quarter ended June 30, 2005 as compared to the same quarter in 2004, an increase of 49.9%. For the six-month period ended June 30, 2005, net earnings increased from $8,473,637 to $12,143,078 as compared to the same period in 2004, an increase of 43.3%. On a fully diluted basis, our earnings per share increased to $0.38 from $0.30 and to $0.68 from $0.54 for the three and six month periods ended June 30, 2005 as compared to the corresponding periods in 2004. The principal reasons for the increase in net earnings were the contributions from our Miami Phase I operations and the inclusion of earnings from PharmaNet which we acquired in December 2004.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective to the extent that internal controls are part of disclosure controls and for the following reasons. In the process of preparing third quarter financial statements, we discovered that PharmaNet made a clerical error resulting in our reporting $609,000 in additional revenue and pre-tax income in the first quarter. The error was made by the project manager and in the third quarter corrected by her. The use of the correct calculations had the effect of correcting the error on a cumulative basis at September 30, 2005. The error resulted from insufficient internal controls at PharmaNet which we acquired on December 22, 2004 and, accordingly, was not required to be included in our assessment of internal control over financial reporting or the internal control audit opinion at December 31, 2004. Notwithstanding this, our financial statements at June 30, 2005 have been prepared in accordance with United States Generally Accepted Accounting Principles, consistently applied. PharmaNet is making changes in its internal controls and is continuing its remediation efforts to prevent a reoccurrence of the error and to generally strengthen our internal control over financial reporting at PharmaNet. Our consultant who is assisting us in meeting our internal controls obligations under Section 404 of the Sarbanes-Oxley Act of 2002 conducted a study of PharmaNet’s procedures during the week of November 7th. They advised us that the changes being implemented by PharmaNet are designed to prevent a recurrence of a similar problem. Accordingly, our management believes that if the remediation efforts are successful it will be able to attest at December 31, 2005 that there are no deficiencies in our internal control over financial reporting as it relates to PharmaNet. We had none last year at SFBC and do not expect any this year. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

(b)  Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.

OTHER INFORMATION

Not applicable.

ITEM 6.

EXHIBITS

(a)  Exhibit Index

Exhibit

Number

Description

10.1

Arnold Hantman Employment Agreement(1)

10.2

Lisa Krinsky, M.D. Employment Agreement(1)

10.3

Gregory B. Holmes Employment Agreement(1)

10.4

David Natan Employment Agreement(1)

10.5

Marc LeBel Amendment to Employment Agreement(1)

10.6

Annual Bonus Plan adopted May 12, 2005(1)

10.7

Amended and Restated Credit Agreement(2)

10.8

Amended and Restated Security Agreement(2)

10.9

Amendment to 1999 Stock Plan(1)

10.10

Amendment to 2004 Employee Stock Purchase Plan(1)

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer

———————

(1)

Contained in Form 10-Q filed on May 10, 2005.

(2)

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

SFBC INTERNATIONAL, INC.

/s/ ARNOLD HANTMAN
Arnold Hantman, Chief Executive Officer

/s/ DAVID NATAN
David Natan, Chief Financial Officer

EXHIBIT INDEX

Exhibit

Number

Description

10.1

Arnold Hantman Employment Agreement(1)

10.2

Lisa Krinsky, M.D. Employment Agreement(1)

10.3

Gregory B. Holmes Employment Agreement(1)

10.4

David Natan Employment Agreement(1)

10.5

Marc LeBel Amendment to Employment Agreement(1)

10.6

Annual Bonus Plan adopted May 12, 2005(1)

10.7

Amended and Restated Credit Agreement(2)

10.8

Amended and Restated Security Agreement(2)

10.9

Amendment to 1999 Stock Plan(1)

10.10

Amendment to 2004 Employee Stock Purchase Plan(1)

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

32.1

Section 1350 Certification of Chief Executive Officer

32.2

Section 1350 Certification of Chief Financial Officer

———————

(1)

Contained in Form 10-Q filed on May 10, 2005.

(2)

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