Form 10-K
period 2005-12-31
SFBC INTERNATIONAL INC
filed 2006-03-31
CIK 1089542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-16119

SFBC INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-2407464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
504 Carnegie Center Princeton, NJ (Address of principal executive offices)	08540 (Zip Code)

(609) 951-6800
(Registrant’s telephone number, including area code)

11190 Biscayne Boulevard
Miami, Florida 33181
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
Series A Junior Participating Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $655,432,622 based on the $38.63 closing sale price as reported on the Nasdaq Stock Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 20, 2006

Common Stock, $.001 par value per share	17,981,010 shares
Series A Junior Participating Preferred Stock Purchase Rights	17,981,010 rights

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held on June 27, 2006	Part III

SFBC INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2005

i

PART I

As used in this Annual Report on Form 10-K, “we,” “our,” “us,” the “Company,” and “SFBC” refer to SFBC International, Inc. and its subsidiaries, unless the context otherwise requires. All references in this Report to shares of common stock, options outstanding and per share information have been adjusted to give effect to a May 2004 three-for-two stock split effected as a 50% stock dividend.

Item 1.	Business.

General

We are a leading global drug development services company, providing a broad range of both early and late stage clinical drug development services to branded pharmaceutical, biotechnology and generic drug and medical device companies around the world. We have conducted clinical trials on many leading drugs, and our clients include many of the largest pharmaceutical, biotechnology and generic drug companies in the world. Effective with the year ended December 31, 2005, we have initiated reporting our results of operations in two segments — early stage and late stage clinical development. Early stage consists primarily of our Phase I clinical trial facilities, our bioanalytical laboratories and our clinical laboratories. Late stage consists of our subsidiary, PharmaNet, Inc., which primarily provides late Phase II through Phase IV services.

In early stage clinical development services, we specialize primarily in the areas of Phase I clinical trials and bioanalytical laboratory services. We operate four early stage clinical trial facilities located in Miami and Ft. Myers, Florida and in Quebec City and Montreal in Canada. We plan to open a fifth early stage facility in Toronto, Canada during the third quarter of 2006, and move our Quebec City clinical trials facility and bioanalytical laboratory to a new state-of-the-art facility in Quebec City in the second quarter of 2007. Our Canadian operations (excluding PharmaNet) accounted for approximately 26% of our 2005 consolidated direct revenue. Our Miami facility, which formerly had a capacity of 675 beds and housed our corporate headquarters, has experienced significant changes since early November 2005. These changes, which are described throughout this Report, have resulted in a reduction of capacity in the Miami facility from 675 beds to 350 beds.

We provide bioanalytical services, including early clinical pharmacology, through our five bioanalytical laboratories located in Philadelphia, Pennsylvania, Princeton, New Jersey, Quebec City and Toronto, Canada, and Barcelona, Spain where we are a 49% joint venture partner. We primarily conduct early stage clinical trials for the branded pharmaceutical and biotechnology industries in our United States facilities. Our Canadian facilities, which currently have approximately 318 beds and include Anapharm Inc., our principal Canadian subsidiary, operate early stage clinical trial units in Montreal and Quebec City, bioanalytical laboratories in Quebec City and Montreal and a clinical laboratory in Montreal. These facilities primarily service the generic drug industry, although approximately 19% of Anapharm’s revenue comes from branded pharmaceutical and biotechnology companies.

We have developed and currently maintain extensive databases of available individuals who have indicated an interest in participating in future early stage clinical trials. We believe the effectiveness of our proprietary databases in facilitating clinical trial recruitment provides a key competitive advantage by enabling us to reduce the costs and delays associated with advertising and other recruitment methods typically used in our industry, although we use these other methods to some extent. We believe our strength in rapidly recruiting clinical trial participants can enable our clients to reduce their drug development lead times by generating the data they require. We believe our capabilities make us a desirable drug development services partner. We further differentiate ourselves from our competitors based on our ability to recruit specialized populations for difficult-to-recruit early stage clinical trials. We have expertise and experience in recruiting for and conducting trials involving a variety of areas including cardiovascular, dermatology, diabetes, geriatrics, hepatic disease, HIV positive, neurology, ophthalmology, pediatrics, post-menopausal conditions, pulmonology and renal disease.

Through PharmaNet, which we acquired in December 2004, we offer late stage clinical development services. This acquisition provides us with a more diverse revenue base from both early and late stage clinical development services, and PharmaNet accounted for approximately 47% of our direct revenue in 2005. We expect these percentages to increase in 2006 as the result of the decline in our early stage Miami-based business. We now provide late stage clinical development and related services through a network of 26 offices. Our global platform facilitates optimal site selection, timely patient recruitment and the efficient conduct of complex worldwide clinical trials. We believe that we now have strong late stage development expertise in most therapeutic areas including oncology, neurosciences, cardiovascular and infectious diseases. In our late stage business, we also use a full line of proprietary software products specifically designed to support clinical development activities. These web-based products, which we believe comply with the Food and Drug Administration, or FDA, and international guidelines and regulations governing the conduct of clinical trials, facilitate the collection, management and reporting of clinical trial information. To date net revenue derived from these products has not been material.

We believe the greatest opportunity to leverage our core clinical trials and bioanalytical laboratory services businesses exists in offering our clients a broad range of complementary services, including data management and biostatistics, clinical laboratory services, medical and scientific affairs, regulatory affairs and submissions and clinical information technology, or IT, services. We believe that these added capabilities can provide our clients with a comprehensive service offering to expedite the drug development process. We also believe this can provide us with cross-selling opportunities.

We have been providing drug development services since 1984. Commencing with our first acquisition in March 2000, we have grown rapidly through strategic acquisitions of related businesses through 2004 that have broadened our range of services, as well as through internal growth. Our key acquisitions to date include PharmaNet and Anapharm. Through our December 2004 acquisition of PharmaNet, for which we paid approximately $250.5 million in cash, we substantially expanded our late stage clinical development service offering to become a balanced global provider of both early and late stage clinical development services. Anapharm, which we acquired in March 2002 for $26.7 million in cash and 251,063 shares of our common stock, is a provider of early stage clinical trials and bioanalytical laboratory services primarily to generic drug companies. This acquisition established our presence in the generic drug industry.

The following chart summarizes our growth:

Date of Transaction	Name	Current Business	Location

December 2004	PharmaNet, Inc.	Late Stage Clinical Trial Management	Nine North American offices Twelve European offices plus Buenos Aires, Argentina; Sydney, Australia; Bangalore, India; Mumbai, India; and Singapore
July 2004	Taylor Technology, Inc.	Bioanalytical Laboratory	Princeton, New Jersey
October 2003	SFBC Anapharm Europe	Bioanalytical Laboratory (49% interest in joint venture)	Barcelona, Spain
August 2003	Clinical Pharmacology Associates(1)	Early Stage Clinical Trials	Miami, Florida
July 2003	SFBC New Drug Services Canada, Inc.(2) (remaining 51% interest not previously owned by Anapharm Inc.)	Late Stage Clinical Trials Management	London, Ontario, Canada
March 2003	SynFine Research Inc.	Chemical Synthesis	Toronto, Canada

Date of Transaction	Name	Current Business	Location

September 2002	New Drug Services, Inc.(3)	Data Management, Biostatistical and Regulatory	Kennett Square, Pennsylvania
March 2002	Anapharm Inc.	Early Stage Clinical Trials and Bioanalytical Laboratory	Quebec City, Canada
		Early Stage Clinical Trials and Clinical Laboratory Services	Montreal, Canada
		Early Stage Clinical Trials (opening in third quarter 2006)	Toronto, Canada
		Bioanalytical Laboratory (opened in January 2005)	Toronto, Canada
August 2001	KeyStone Laboratories	Bioanalytical Laboratory	Philadelphia, Pennsylvania
February 2001	Lee Coast Research, Inc.	Early Stage Clinical Trials (120 beds)	Ft. Myers, Florida
March 2000	Pharmaceutical Development Associates, Inc.(2)	Late Stage Clinical Trials Management	Charlotte, North Carolina
1984 (formation)	SFBC International, Inc.	Early Stage Clinical Trials and Clinical Laboratory Services	Miami, Florida

(1)	Now part of our Miami subsidiary.

(2)	Now part of PharmaNet.

(3)	Now operating as Clinical Pharmacology Services.

Industry Overview

Worldwide pharmaceutical drug sales were approximately $498 billion in 2004, according to Datamonitor, a provider of business information to the pharmaceutical and healthcare industries. Datamonitor projects that pharmaceutical drug sales will increase to approximately $648 billion in 2008. Pharmaceutical and biotechnology companies invested approximately $75 billion in research and development activities in 2004, according to a research report by Jefferies & Company, Inc., a broker-dealer, and Jefferies expects this amount to grow to approximately $110 billion in 2008. Tufts Center for the Study of Drug Development estimates that the average cost of developing a drug is approximately $870 million and the development, on average, takes almost 12 years.

The drug development services industry constitutes a significant and growing portion of all pharmaceutical and biotechnology drug development activity. By outsourcing drug development activities, pharmaceutical, biotechnology and generic drug companies can reduce their fixed costs and investment in infrastructure and focus their resources on sales and marketing, drug discovery and other areas in which they can best differentiate themselves. In 2004, approximately $13 billion, or approximately 27% of total research and development expenditures, was outsourced to the drug development services industry, according to Jefferies, which expects this amount to increase to approximately $22 billion, or approximately 30%, in 2008. Jefferies estimates that from 2003 to 2008, biopharmaceutical research and development expenditure and outsourced development expenditure will grow at an annual rate of 9.2% and 14.2%, respectively.

The product development process

Branded drugs

The branded drug research and development process primarily consists of two stages: pre-clinical and clinical. The pre-clinical stage consists of screening and analysis of chemical compounds to identify the most promising leads for continued drug development prior to human clinical trials. We do not provide any pre-clinical services. The clinical stage includes studies with healthy participants, as well as those with targeted diseases, impairments or conditions.

Prior to commencing most human clinical trials in the United States, a pharmaceutical or biotechnology company must file with the FDA an Investigational New Drug, or IND, application, which includes manufacturing data, pre-clinical data, information about any use of the drug in humans for other purposes and a detailed plan for the proposed clinical trials. The effective design of these trials, referred to as study protocols, is essential to the success of the drug development effort. The study protocol must be designed to assess the effectiveness and safety of new drugs and to generate the data that the FDA will require in connection with the approval of the drug. If the FDA does not comment after an IND application is filed, human clinical trials may begin within 30 days. In other countries in which we operate, pharmaceutical and biotechnology companies must follow similar regulatory procedures with the respective equivalent governmental authorities.

The human clinical trials stage is the most time-consuming and expensive part of the drug research and development process. Trials in humans usually start on a small scale to assess safety and then expand to larger trials to test both safety and efficacy. Trials generally are grouped into four stages known as Phase I, Phase II, Phase III and Phase IV:

•	Phase I trials involve testing a drug on a limited number of participants, typically 20 to 80 persons per study, to determine the drug’s basic safety data, including tolerability, absorption, metabolism and excretion. This phase, which lasts an average of six months to one year, is comprised of numerous clinical trials of short duration.

•	Phase II trials involve testing a small number of participants, typically 100 to 200 persons who qualify for inclusion in a clinical trial based upon meeting the applicable trial protocol’s criteria and having a particular medical condition, to determine the drug’s safety profile and effectiveness and how different doses work. This phase, which lasts an average of one to two years, is comprised of several longer duration clinical trials.

•	Phase III trials involve testing large numbers of participants with a medical condition, typically several hundred, to verify drug efficacy and safety on a large scale. These trials usually involve numerous sites.

•	Multiple trials are often conducted within each of Phase I through Phase III. After successfully completing all three clinical phases, a company submits a new drug application, or NDA, to the FDA requesting that the drug be approved for marketing. The NDA is a comprehensive filing that includes, among other things, the results of all pre-clinical studies and clinical trials. In other countries in which we operate, a similar filing procedure is required with the respective equivalent governmental authorities.

•	Phase IV clinical trials, which are conducted after drug approval, may also be required by the FDA or equivalent foreign regulatory authority. These additional trials are required in order to monitor long-term risks and benefits, to study different dosage levels or to evaluate different safety and efficacy parameters.

Generic drugs

Generic drugs are the chemical and therapeutic equivalents of branded drugs, and are usually marketed after patent expiration of the relevant branded drug. Regulatory approval is normally required before a generic equivalent can be marketed. Approval is sought for generic drugs through the submission to the FDA of an abbreviated new drug application, or ANDA. An ANDA may be submitted for a drug on the basis that it is the equivalent of a previously approved drug. In other countries in which we operate, pharmaceutical and biotechnology companies must follow similar regulatory procedures with the respective equivalent governmental authorities.

Generic drugs must meet the same quality standards as branded drugs. However, a NDA (the form of submission required for approval of a new branded drug) requires that complete clinical trials be conducted. An ANDA for a generic drug generally only requires the submission of data from bioequivalence studies, which usually compare the rate and extent of absorption and levels of concentration in the blood stream of the generic drug product with that of the previously approved drug. Proving bioequivalency generally requires demonstrating that the rate and extent of absorption of the generic formulation falls within an acceptable range, typically 80%-125%, of the results achieved by the branded drug.

Bioequivalency studies are normally conducted in two stages. The first stage involves conducting pilot trials with a limited number of human subjects to justify advancing a generic formulation to more costly pivotal trials. Commonly, these pilot studies are conducted simultaneously on several different formulations of the same drug, to determine the formulation most closely bioequivalent to the branded drug and most likely to achieve a successful result in pivotal studies and upon ANDA submission. The second stage, pivotal bioequivalency trials, are studies conducted on a substantially larger group of subjects, in order to produce data that meets the degree of statistical significance anticipated to be required by the FDA.

The timing of final approval of an ANDA depends on several factors, including whether any listed patents for the drug are being challenged and whether the branded drug manufacturer is entitled to any statutory exclusivity periods, during which the regulatory authorities may be prohibited from accepting applications for, or approving, generic equivalents. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block an ANDA from being approved on the patent expiration date.

505(b)(2) approval

Another FDA approval route increasingly utilized by both generic and branded companies is a “505(b)(2) application.” That section of the Hatch-Waxman Act permits an applicant to rely upon the FDA’s prior finding of safety and efficacy for a drug, or upon published literature establishing that drug’s safety and efficacy, but also may require that the applicant perform some clinical safety and efficacy studies. Such 505(b)(2) applications are generally utilized for significant variations of an approved drug, for new dosage forms of an approved drug, for substitution of one active ingredient in a combination drug product or other significant changes that would make the generic drug ANDA route unavailable. The FDA has expanded the scope of products subject to 505(b)(2) approval, and this may, in turn, expand the market for clinical tests and other related services for an NDA submission such as those offered by us.

Medical devices

Medical devices are regulated by the FDA, which has established three regulatory classes for medical devices based on the degree of control believed necessary to assure the various types of devices are safe and effective. Depending on the type of device, pre-market approval by the FDA may be required and in some cases data derived from clinical trials regarding the safety and effectiveness of the device must be filed. Devices in Canada and the European Union are also generally regulated on a risk assessment basis with higher risk classes requiring more complex submissions and disclosure.

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

We believe the drug development services industry’s growth is being driven primarily by the following:

Emergence of new research technologies that are resulting in greater drug development activities

Over the past 20 years, economic opportunities and technological advances have dramatically changed the drug discovery process. The primary outcome of these changes has been increased efforts to pursue more disease targets and to discover, at a high rate, drug compounds that are therapeutically effective against these targets. As of March 2005, there were more than 7,800 drug compounds in active pre-clinical or clinical development compared to less than 5,800 as of March 1998, according to PJB Publications, an independent publisher of information for the pharmaceutical and biotechnology industries. Branded pharmaceutical, biotechnology and generic drug companies may increasingly find that they do not have sufficient internal development resources or know-how to cope with the increased number and diversity of new drug candidates, especially as they enter the clinical trial process. We believe the increase of drug compounds in clinical development will increase demand for drug development services companies.

Over the past five years, there has been a large increase in the number of drugs in pre-clinical and early stage clinical development. According to PJB Publications, there were 3,906 compounds in pre-clinical testing in March 2005 compared to 3,030 in March 1998. Additionally, PJB Publications estimates that, as of March 2005, 865 drugs were in Phase I clinical testing, as compared to 521 in March 1998, and 1,268 drugs were in Phase II clinical testing in March 2005 as compared to 771 in March 1998. New research and development technologies combined with genomic and proteomic capabilities are also facilitating the testing of new compounds for multiple indications and in combination with existing treatments. According to the FDA, the number of active commercial INDs has increased from 3,883 in 2001 to 4,827 in 2004, representing an increase of over 24%. We believe that this increase in drug discovery and early clinical development will drive significant growth in late stage clinical development as product candidates advance from the earlier to later stages of the drug development process.

Escalating research and development expenditures by pharmaceutical companies

Increases in global research and development expenditures by the major pharmaceutical companies have broadly tracked the increase in pharmaceutical revenues over the past 10 years. According to Jefferies, the outsourcing of clinical trials for pharmaceutical and biotechnology products is expected to increase from approximately 27% of total research and development expenditures in 2004 to approximately 30% in 2008. We believe key drivers of this increasing penetration of outsourcing of clinical development services include the fixed cost nature of clinical trial capacity and the increasing need for the specialized expertise that the clinical research organization industry offers.

Changes in the regulatory environment

We believe that the FDA is becoming more demanding with respect to the data required to support new drug approvals and is seeking more evidence regarding the safety and efficacy of new drugs. The changing population demographics associated with a larger aging group is further exacerbating this trend due to safety concerns regarding the interaction of multiple medications. As a result, the complexity of clinical trials and the number of participants required for clinical trials are increasing, which we believe is resulting in an increase in the demand for the services provided by drug development services companies, with a particular increase in Phase I and Phase IV safety trials. Additionally, draft guidance circulated by the FDA beginning in 2002 recommends QT/QTc interval prolongation cardiac safety studies of drugs early in clinical development. Such QT/QTc studies are typically large studies requiring significant numbers of participants. It is uncertain what, if any, impact the recent safety issues surrounding Vioxx and Celebrex may have.

We believe that the FDA is also increasing scrutiny of all aspects of the pharmaceutical industry. Much of this emphasis is likely to be placed on pharmaceutical manufacturers, but it is possible that the FDA will increase its inspections of clinical development services companies such as SFBC. It is uncertain what impact any increase in inspections would have on the clinical development services industry.

Historically there have been differences in regulatory requirements relating to Phase I studies between certain European countries, particularly the United Kingdom and Germany, and North American countries. This has driven significant Phase I clinical trials business to Europe that would likely otherwise have been conducted in the United States or Canada. Until recently, Phase I human testing in these European countries typically commenced immediately after initial regulatory submission, whereas in the United States and Canada a 30-day waiting period was required after submission of an IND to allow for regulatory review and comment.

Growth of the biotechnology industry

The biotechnology industry and the number of drugs it produces have grown substantially over the past decade. Biotechnology companies generate significant numbers of new drug candidates that require clinical development either by these companies or by traditional pharmaceutical companies who license these products. According to the Biotechnology Industry Organization, an industry trade group, there were 38 approvals of new biotechnology drugs, vaccines or new indications in 2005 compared with 16 in 1995. The biotechnology industry is expected to increase its expenditures on drug development in the coming years. Biotechnology companies often do not have the staff, operating procedures, infrastructure, experience or expertise in-house to conduct their own clinical trials. In addition, while biotechnology companies have historically sought to defray the cost of clinical development by licensing their products to pharmaceutical companies, we believe they are now increasingly seeking to license out their technology at a later stage of clinical development.

Growth of the generic drug industry

A significant number of branded pharmaceuticals are expected to lose patent protection over the next few years, which is expected to increase demand for bioanalytical laboratory services by generic pharmaceutical companies. Bioanalytical laboratory services are necessary to determine that a generic drug is equivalent to the branded drug. We believe that drug development services companies that are selected to provide bioanalytical laboratory services relating to a generic drug are usually also selected to handle the Phase I clinical trials work, if any, related to the generic drug approval process. Furthermore, an increasingly favorable regulatory environment pertaining to generic drug development and marketing has resulted in dramatic growth in the generic drug industry, and more government and private organizations are requiring generic drug use, due to their lower costs than branded pharmaceuticals. Most recently in the United States, the FDA increased its funding for generic drug activities in fiscal year 2004 in order to increase its staff and reduce the time required to process generic drug applications.

Increasingly global scope of clinical trials

We believe that an increasing number of pharmaceutical and biotechnology companies are pursuing drug approvals in multiple countries simultaneously, rather than sequentially, as in the past, to maximize speed to market and to achieve higher potential returns on their research and development expenditures. The globalization of clinical trials provides access to larger patient populations, supports global registration and marketing efforts and lowers costs while still producing high quality data for submission to the FDA and other regulatory agencies. We believe that the increasing complexity in clinical research, regulatory oversight, and the level of specialization has translated into increased demand by pharmaceutical and biotechnology companies for clinical research organizations to conduct their complex trials on a global basis, including parts of the world outside the United States and Western Europe.

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

We believe that branded pharmaceutical, biotechnology, generic drug and medical device companies are increasingly selecting drug development services partners based on their experience in recruiting for and conducting clinical trials within particular therapeutic areas and with special populations of trial participants. Recruiting difficulties often extend the time necessary to conduct a study and may cause clinical trials to be conducted in multiple smaller groups of participants at multiple locations, which can increase costs.

Our Competitive Strengths

We believe that we offer clients the following valuable strengths that help us capitalize on the trends affecting the drug development services industry and its clients:

Our ability to provide a comprehensive range of clinical development and complementary services

We are a leading provider of both early and late stage clinical development services. In early stage clinical development services, we specialize primarily in Phase I clinical trials and bioanalytical laboratory services, including early clinical pharmacology. We provide bioanalytical studies for major pharmaceutical and biotechnology companies as well as generic drug companies. Through our late stage development subsidiary, PharmaNet, we provide global services focused on Phase II through Phase IV clinical trials. We also offer our clients a comprehensive package of complementary services, which may include data management and biostatistics, clinical laboratory services, medical and scientific affairs, regulatory affairs and submissions and clinical IT services. We offer our clients integrated drug development services in project design, study design, investigator recruitment, investigative site selection, qualified study participant recruitment, study monitoring, auditing and quality assurance. In addition to providing services in most therapeutic areas, we provide services focused on oncology, neurosciences, cardiovascular, respiratory, renal/urinary, gastro-intestinal, infectious disease, dermatology, endocrinology, musculoskeletal, ophthalmology, and women’s health.

Our ability to recruit

We have the ability to recruit clinical trial participants from special populations and to conduct large clinical trials, which we believe creates value for our clients by saving time and costs and by more quickly generating data for the drug approval process. We currently have 36 offices or facilities and provide services through 27 countries on five continents, a global platform which we believe enables optimal site selection and timely patient recruitment. We also believe that our global presence positions us well to capitalize on the increasing demand from our clients to recruit patients in order to conduct complex worldwide clinical trials, which are becoming increasingly important for pharmaceutical and biotechnology companies. For early stage clinical trials, we have implemented and grown a proprietary database of potential participants who have expressed a desire to participate in our trials. We believe that our database gives us an advantage over our competitors in that it enables us to reduce the costs and delays associated with advertising and other recruitment methods typically used in our industry.

Through PharmaNet, we provide late stage clinical trial management and related services at a network of 26 offices, with professionals in 27 countries on five continents (North America, Europe, South America, Asia and Australia). We also have employees or contractors who perform services in 11 other countries where we do not currently maintain offices. We believe that this global platform enables timely patient recruitment and gives us access to patient populations that are difficult to find in the United States, including treatment-naïve patients. The physicians with whom we have relationships for the purpose of recruiting patients for our clinical trials have access to patients worldwide, providing us with significant capabilities in recruiting special patient populations.

The scope of our clinical trials facilities

We have designed our Miami facility to enable us to conduct a number of clinical trials efficiently at the same time while maintaining appropriate controls. As a result of our reported reduction in bed capacity at our Miami facility to 350 persons, along with the significant reduction of personnel, our ability to handle very large trials simultaneously has been significantly diminished. However, we believe that our ability to recruit special populations and our clinical capabilities in Miami, will enable us to remain competitive.

We believe that the high fixed cost, low variable cost nature of the early stage clinical trials business gives us an significant opportunity to take advantage of our operation in Miami. Depending upon the outcome of the land lease litigation described in Item 3. “Legal Proceedings” of this Report, we may be required to reduce the number of beds to 250. If this occurs, it would have a material adverse impact on our Miami business. During 2005, the Miami facility utilized approximately 200 “beds per night” on average (based upon 365 days per year), to achieve Miami’s direct revenue of approximately $58.7 million in that year. Miami’s 2006 business plan anticipates approximately $33-$35 million in direct revenue from the Miami facility, or approximately a 40-44% reduction in revenue below 2005 levels. For additional information concerning this facility, see the discussion beginning at page 13 of this Report. Our Miami operation’s fixed costs primarily include our facility, dedicated staff of on-site physician investigators, clinical personnel, and our administrative staff and our senior management team. If utilization of our Miami facility increases, we believe we can support higher volumes of business without the need to hire a considerable number of additional personnel or incur significant expenses beyond our current levels. Our Miami facility, which historically has generated significant profitability, experienced record quarters in the first half of 2005, which was followed by declines in the second half of 2005. This subsidiary lost money in the fourth quarter of 2005. As a result of the significant decline in direct revenue, approximately 125 full-time (equivalent) employees have resigned or been laid off between December 15, 2005 and the date of this Report. The Miami facility is expected to operate at a loss in the first half of 2006 and at breakeven for the full year of 2006. See “Issues Relating to Our Miami Facility.” We now have approximately 240 full-time employees in Miami.

In 2003, we opened a new 120-bed clinical trial facility at Ft. Myers, Florida. This facility, with four configurable units that can be joined or operated separately, enhances our capability to serve additional specialty sectors, such as the branded generic drug development market. Our Ft. Myers facility has been established to serve generic clients who want their clinical trials performed in the United States. It relies on Anapharm for all of its business development and to refer generic business to it. Due to competitive pricing in the generic industry, and a significantly more favorable effective tax rate, Anapharm often performs generic trials in Canada even where the trials were initially intended to occur at Ft. Myers. Primarily because of a very profitable first quarter in 2005, Ft. Myers was profitable for the full year 2005. However, it lost money for the next three quarters and will lose money in the first quarter of 2006. As the result of this trend, our new management is conducting an operational review of this subsidiary.

In 2005, our Quebec City, Canada location increased its bed capacity from 130 to 168 beds with four independent units. We plan to expand this facility in 2007 after we move into a new facility in Quebec City. We expect that we will commence construction of this new facility in April 2006. The new facility will have up to 200 beds and substantially increase the size of the bioanalytical laboratory. Also, the building will be designed to accommodate anticipated future growth. In December 2005, we purchased the land that the building will be constructed on for $1.6 million. However, in order not to incur the estimated $15.0 million in capital expenditures for the construction of the building, we are now in the process of exploring a sale/leaseback arrangement where Anapharm will become the lessee of the property. We believe we will be successful in entering into this arrangement however there can be no assurances. Our Montreal, Canada site has four independent units totaling 150 beds. The independent units give us the flexibility to conduct different studies at the same time and enhance our capability to serve additional specialty sectors, such as the generic drug development market. We intend to open a 150 bed Phase I facility in Toronto, Canada in the third quarter of 2006.

We also have quality assurance units in the United States, Europe and Canada that operate independently to help ensure the overall quality of the work performed. The PharmaNet acquisition brought us a seasoned management team with broad experience in late stage clinical development. Since Mr. Jeffrey P. McMullen became chief executive officer as of December 31, 2005, he has worked to change our management structure by implementing a centrally managed system. Using PharmaNet’s 15 person management executive committee as a model, Mr. McMullen has created an SFBC management executive committee consisting of the 15 members of the PharmaNet executive committee and five other SFBC executives.

Our experience

We have been providing branded pharmaceutical, biotechnology and generic drug companies with drug development services for over 20 years. Our employees have extensive experience in the clinical trials industry and have been involved in extremely large and complex studies across a broad range of areas. Our late stage clinical development group has several former senior-level FDA officials offering years of first-hand agency perspective to both pre-market and post-market development processes for drugs, biologics and devices. Furthermore, our safety and pharmacovigilance group has a team of safety professionals with extensive experience in drug safety, pharmacovigilance and pharmacoepidemiology and an understanding of the changing global regulatory environment. We also have significant experience in providing drug development services in many therapeutic areas, such as oncology, neurosciences, cardiovascular, respiratory, renal/urinary, gastro-intestinal, infectious disease, dermatology, endocrinology, musculoskeletal, ophthalmology, and women’s health.

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

Leveraging complementary early clinical and late phase development services and client relationships

We believe that significant opportunities exist to cross-sell between our historical client base and that of PharmaNet due to limited client overlap. Our clients are branded pharmaceutical, biotechnology and generic drug companies that outsource a portion of their drug development activities in order to focus their efforts in sales, marketing and other drug discovery activities. We often generate business from multiple, and often independent, groups within our client companies. In addition to pursuing new client relationships, our sales and marketing teams focus on gaining new business and developing new relationships with new groups at existing clients.

Leveraging our global platform to provide a complete range of drug development services worldwide

Through our acquisition of PharmaNet, we expanded our presence in Europe and established a geographic presence in South America, Asia and Australia. We believe that the resulting global platform, including infrastructure, client and regulatory relationships, and local drug development expertise, will facilitate further expansion of our early stage clinical development and bioanalytical operations into Europe, although we were unable to grow this part of our business in 2005. In addition to the expansion of our Quebec City bioanalytical laboratory discussed above, we recently moved into a 35,000 square foot bioanalytical laboratory facility in Princeton, New Jersey, vacating a smaller facility, and are finalizing a lease which will expand our Barcelona, Spain bioanalytical laboratory joint venture to 12,000 square feet from 4,000 square feet. While we currently operate in 27 countries on five continents, the increasingly global drug development needs of our clients makes it beneficial to continue to expand our presence in these locations and to move into new countries and new locations in order to remain competitive in the future.

Expanding our bioanalytical laboratory business

To leverage the market opportunity for bioanalytical laboratory services, we have acquired or established five bioanalytical laboratories since August 2001, which have allowed us to generate additional revenue and profits by cross-selling these services to our clients.

Our bioanalytical laboratory business serves a broad spectrum of our clients’ needs. Our scientists develop bioanalytical methods and provide bioanalytical studies for major pharmaceutical companies as well as biotechnology and generic drug companies. We believe that by providing bioanalytical laboratory services, we can help our clients reduce administrative costs, coordination efforts, and clinical trial completion times and also improve the level of control that our clients can exercise over the entire clinical trials process.

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

Restoring our Miami business to its former position as a leading provider of Phase I clinical trials

As described in “Issues Relating to Our Miami Facility” within this Report, our Miami facility has been facing a number of reputation-related and facility problems, which have resulted in turning its significant profitability into significant losses. As a result of these problems, our former chief executive officer and president each resigned as of December 31, 2005, and Mr. Jeffrey P. McMullen, chief executive officer of PharmaNet, became our chief executive officer on December 31st. Since January 1, 2006, Mr. McMullen has worked to stabilize our Miami operation, change its management structure, as well as adopt a company-wide management approach, and restore SFBC’s reputation as a leading provider of early stage clinical trials through its Miami operation. We have established building, operations and business task forces to thoroughly review the issues affecting our Miami facility and to report to our chief executive officer with recommendations. The building task force is comprised of senior level PharmaNet employees and the business task force consists of senior level employees of SFBC and PharmaNet and one independent consultant who has early clinical development experience; this consultant recently became an executive vice president of SFBC. We cannot predict when, or if, our Miami subsidiary will be able to reach its previous level of profitability prior to the Bloomberg articles discussed below.

Augmenting our current range of services through strategic acquisitions

We have grown significantly by acquiring related businesses. We believe our 11 acquisitions from March 2000 through December 2004 have broadened our range of services, strengthened our management team and expanded our client base. The net proceeds from our August 2004 convertible senior notes offering and our December 2004 senior secured credit facility enabled us to consummate our largest acquisition to date, PharmaNet, through which we substantially expanded our late stage clinical development service capabilities. Our industry is highly fragmented and includes a large number of small competitors that have expertise in different business areas. As part of our growth strategy, we continue to monitor acquisition opportunities and when circumstances are appropriate, intend to make acquisitions which enhance our array of services or otherwise strengthen our ability to provide exceptional services to our clients. We try to target businesses that, in addition to fitting well with our current business, would be accretive to our earnings and that have experienced management willing to stay with the business after the acquisition. We generally seek to negotiate acquisition consideration structures that will help us to retain and motivate an acquired business’ existing management. As a result of the problems which emerged in Miami, we have focused our efforts on remediation of operational and business issues in Miami and Ft. Myers. Our emphasis on making acquisitions is substantially less than in prior years; however, we continue to monitor potential acquisitions.

Our Services

We believe our drug development services assist our clients in managing their research and development programs efficiently and cost effectively through the drug development process. We offer our clients a broad range of drug development services, including the following:

Early stage clinical development services

Our early stage clinical development services include developing study designs, recruiting and screening study participants, conducting early stage clinical trials, and collecting and reporting to our clients the clinical data collected during the course of our clinical trials. We conduct early stage clinical trials at our facilities located in Miami and Ft. Myers, Florida and Quebec City and Montreal, Canada. We plan to open a Toronto facility in the third quarter of 2006 which will provide early stage clinical trial services.

We may assist our clients in preparing the study protocol, designing case report forms and conducting any necessary clinical trial audit functions. Additionally, we collect data throughout a clinical trial and enter it onto case report forms according to Good Clinical Practices, or GCP, guidelines in order to meet our clients’ needs and the FDA or other regulatory requirements identified in the study protocol. Our data management services also provide our clients with statistical analysis, medical report writing and assistance with regulatory submissions.

Laboratory services

We provide bioanalytical laboratory services primarily in support of early clinical trials at our facilities located in Quebec City and Toronto, Canada, Princeton, New Jersey, Philadelphia, Pennsylvania, and Barcelona, Spain. Our bioanalytical laboratories have or develop the scientific methods, or assays, necessary to analyze clinical trial samples. We believe our expertise in developing bioanalytical assays is a significant competitive advantage in winning bioanalytical business from branded pharmaceutical companies. Our bioanalytical laboratories provide bioanalytical support for preclinical studies, drug discoveries, early clinical trials studies, bioequivalence studies, bioavailability studies and drug metabolism studies. During the clinical trial process, we conduct laboratory analysis on various biological specimens to determine the quantity of a drug present in each specimen. We format and present the data resulting from this process to our clients for their use and interpretation.

Late stage clinical development services

Through PharmaNet, we provide late stage clinical development services for studies, including clinical operations, data management and biostatistics, regulatory, medical and scientific affairs, and consulting. We provide a full array of services in support of these trials, including strategic planning, protocol/case report form design, site selection, monitoring and project management, software systems development and support, quality control/assurance, global safety and pharmacovigilance, and post-FDA approval development services. Our late stage clinical development services cover most therapeutic areas with focus in oncology, neurosciences, cardiovascular, respiratory, renal/urinary, gastro-intestinal, infectious disease, dermatology, endocrinology, musculoskeletal, ophthalmology and women’s health.

Data management and biostatistics

We operate seven data management centers, consisting of five centers in North America, one in Europe and one in India. Of these, three of the North American centers, the European center and the Indian center feed into a central integrated repository in the United States. We offer a globally integrated database management system that can operate multiple software applications from a variety of vendors, thereby providing flexibility for our clients in conducting large-scale clinical trials in multiple international markets. We also offer biostatistical and programming services, employing state-of-the-art software technologies and innovative strategies to facilitate data processing, analysis and reporting of results.

Issues Relating to Our Miami Facility

The Bloomberg Reports

In early November 2005, Bloomberg Magazine published a feature article which was critical of the clinical development process including the work done by SFBC. Bloomberg followed this initial article with a series of critical stories about SFBC on the Bloomberg News Service, which stories have continued to date (the Bloomberg Magazine article and the Bloomberg News Service stories collectively, the “Bloomberg Reports”). The initial magazine article focused on alleged improprieties at our Miami facility which allegedly jeopardized the health of our subjects including allegations that persons were permitted to engage in two studies (one at SFBC and one elsewhere) in violation of the “washout” provisions contained in a study sponsor’s protocol. Although SFBC endeavors to prevent volunteers in Phase I studies from participating at different companies’ trials without adequate “washout”, there is no system in place in the industry to prevent this from occurring at two different facilities operated by different unaffiliated companies where the study subjects violate protocols without proper disclosure. Additionally, another important allegation of the Bloomberg Magazine article involved allegations relating to a conflict of interest over SFBC’s use of an Institutional Review Board owned by the wife of a middle management employee of SFBC. This employee was previously a principal shareholder and officer of Clinical Pharmacology Associates, which used the same Institutional Review Board prior to Clinical Pharmacology Associates’ August 2003 acquisition by SFBC. Following the acquisition, we used the same Institutional Review Board for some of our studies. That relationship had been noted by the FDA prior to the acquisition of Clinical Pharmacology Associates (where the FDA raised the issue) and the FDA permitted it to continue. See the discussion on page 14 of this Report.

In response to the Bloomberg Magazine allegations, our Board of Directors retained two prominent law firms, one based in Miami and the other based in Chicago (collectively, the “Independent Counsel”) to conduct an independent review of the allegations and report to our Board of Directors. In December 2005, the Independent Counsel issued their report concluding that the allegations were largely unjustified. The report, however, noted that an employee (who subsequently resigned) acted inappropriately with regard to the obtaining of affidavits from two of the four subjects who were quoted in the Bloomberg Magazine article. Notwithstanding the issuance of the Independent Counsel’s report, the Bloomberg Reports have had a material negative effect upon our Miami facility, our common stock price and, we believe, our reputation. It is difficult to tell whether the business that we have lost in Miami was as a result of the Bloomberg Reports with regard to the items relating to the operations of our Miami subsidiary or with regard to structural and building issues, which are described below; nonetheless we have been harmed by the Bloomberg Reports.

Structural and other Building Department issues

In November 2005, the Miami-Dade Building Department (the “Building Department”) placed signs on our facility claiming that the facility was “unsafe.” We were able to convince the Building Department that the temporary structural changes we made were sufficient pending a January 2006 hearing to permit us to remain operational and the signs were removed. We submitted plans to the Building Department and the Unsafe Structures Board of the Building Department issued an agreed order on January 25, 2006 giving us 90 days to obtain a building permit and 180 days after issuance of the permit to make the necessary structural improvements. Thereafter, the Building Department administratively determined that the building should be given an institutional classification which is known as I-2 which is similar to that of a hospital. On March 21, 2006, we met with the Building Department, and they modified the ruling to classify us as a generic I-2 business rather than a I-2 hospital. While this change was favorable to us, we still have to comply with some more stringent I-2 requirements. We are considering appealing this administrative ruling. Additionally, if we file an appeal, we would need to obtain an extension of time to obtain a building permit and to make the necessary improvements. If we appeal and lose, or if we decline to appeal, our final remediation plan must include fire separation walls and doors. Although we believe our remediation plan may be approved by the Building Department, we need to also comply with Fire Department requirements. We do not know how the Fire Department will react to our remediation plan, what additional revisions may be required and what, if any, increased costs we will incur.

We also need to address fire violations which we learned of in October 2005. Originally, we were given notice of 42 violations; to date, 12 have been remedied. The remaining fire violations will be remediated after we obtain the previously mentioned building permits.

Parking and bed issues

Prior to the Bloomberg Reports, SFBC had capacity in its Miami facility for 675 beds and had commenced construction of improvements which would permit it to have 750 beds. As the result of issues relating to insufficient parking, SFBC agreed with the Building Department to reduce the number of beds to 350. Depending upon resolution of the land lease litigation described below, we may be required to reduce our number of beds to 250.

Land lease litigation

The property we purchased in Miami in 2004 consists of a North building and a South building joined together by an annex. We purchased the land underneath the North building and comprising most of the annex as well as adjoining parking and other land, while the South building and a small part of the annex, and adjoining parking and other land are subject to a 99-year land lease entered into in 1947. We are uncertain as to what structure was on the property in 1947 but have learned that in about 1972, a Holiday Inn was constructed which occupied the North and South buildings and the annex. Our rent for the land lease is approximately $1,250 per month which rent has been paid in a timely manner.

In January 2006, the owner of the land commenced an action against us seeking a judgment declaring that we breached the land lease. The complaint alleges that the defaults include issues alleged in the Bloomberg Reports, the structural and building issues raised by the Building Department, the pending Securities and Exchange Commission Staff inquiry (discussed in Item 3 of this Report) and failure to maintain insurance naming the owner as a co-insured. We have denied that the allegations in the complaint constitute defaults under the lease, and have asserted multiple defenses including that to forfeit the leasehold at this time with approximately 40 years remaining on the lease would be inequitable. If the Court nonetheless issues a declaratory judgment in favor of the plaintiff, we will be required to vacate the South building and the part of the annex on the leased land, which would result in a material charge to our earnings.

Future plans with regard to the Miami facility

We are currently exploring opening a new state-of-the-art facility in South Florida. Pending our ability to accomplish that goal, we will remediate our current facility. The current property is located in a commercial area on a main street which is U.S. Highway 1. The area immediately to the north is undergoing redevelopment, which we understand may be completed in about five years and will include condominiums and commercial and office space. We have been approached by the developer and owner of the property to the north and several other parties seeking to purchase our interest in the property. We have engaged in preliminary discussions and are presently uncertain whether we will sell the property. We believe, however, based upon an appraisal we received if we are able to sell the property, we will essentially break even after factoring in leasehold improvements. However, we would sustain a significant loss if we lost the land lease litigation.

Institutional Review Board issue

The initial Bloomberg Report alleged that we had used an Institutional Review Board which was owned by the wife of an SFBC officer. Actually, that person, Mr. Cooper Shamblen, is a member of our middle management, who was properly not identified as a key employee in our proxy statement for the 2005 annual meeting of stockholders. Mr. Shamblen reported to our executive officers in Miami. His wife previously owned an Institutional Review Board which did business with us. Mr. Shamblen advised us his wife had sold her interest earlier in 2005. In any event, Mr. Shamblen was a principal shareholder and officer of Clinical Pharmacology Associates which we acquired in August 2003 and thereafter became an employee of SFBC. While Clinical Pharmacology Associates was owned by Mr. Shamblen and two other people, the FDA raised an issue prior to SFBC’s August 2003 acquisition of Clinical Pharmacology Associates with regard to Mr. Shamblen’s wife’s ownership of the Institutional Review Board, which was used by Clinical Pharmacology Associates for clinical trials. However, because she did not participate in any matters relating to Clinical Pharmacology Associates, or SFBC after its acquisition, the FDA found such relationship permissible. After we acquired Clinical Pharmacology Associates, we began using the Institutional Review Board owned by Mrs. Shamblen for some of our studies in Miami. Another Institutional Review Board with a similar name began operating in about September 2005 which appears to be a successor to the first Institutional Review Board. In 2005-2006, we used this new company for some studies in Miami. Mr. Jeffrey P. McMullen, our new chief executive officer, recently terminated our relationship with that new company, except for existing studies which are in the process of being completed. We will not do business with it in the future. SFBC now has a company-wide policy not to do business with related parties, unless prior approval is obtained by the Audit Committee and then by the full Board of Directors.

Our Ft. Myers subsidiary owned an Institutional Review Board which, until about seven months ago, provided services to studies conducted by it, our Miami subsidiary, SFBC New Drug Services, Inc., and, in limited cases, an unaffiliated drug development services organization. One SFBC employee, the Ft. Myers medical director, served as a member of this Institutional Review Board for one year. He did not vote on any studies conducted by our Ft. Myers or Miami subsidiaries; but he did vote as an Institutional Review Board member on three studies managed by New Drug Services. In addition, we hired a marketing executive on January 17, 2005. His wife owned an Institutional Review Board which approved one study for us on February 1, 2005. While we do not intend to use either of these Institutional Review Boards in the future, we understand that it is common for many of our competitors to have their own Institutional Review Boards.

Credentials of employees

We are keenly aware of the fact that it is fundamental to our business that all of our employees act with the utmost integrity. We are also aware that it appears to be more common than in the past that some people fabricate their background including their education on résumés. Our new chief executive officer, shortly after he was appointed, was asked in a public meeting what action he would take if he found that this conduct occurred at SFBC. His response was that he would decisively terminate anyone who fabricated their credentials.

On February 23, 2006, we learned that the associate director of clinical operations in Miami had fabricated his credentials, which were submitted to clients prior to January 31, 2003. We terminated this employee immediately.

We had received a request from the Staff of the Senate Finance Committee for a copy of the résumés of this person prior to his termination, which we provided.

Under Mr. McMullen’s direction, a team of professionals and PharmaNet’s Vice President of Regulatory Affairs have launched an inquiry into this matter in order to ensure that there are no regulatory issues.

Prior to this occurrence, PharmaNet’s Vice President of Human Resources had initiated a process of verifying the credentials of all SFBC key employees which process is currently underway. Any other persons whom we determine have falsified their backgrounds will be immediately terminated.

FDA issues

The Bloomberg Reports included allegations that the FDA issued Form 483s involving studies performed by our Miami facility. Form 483s are used to record observations made by the FDA following the inspection of a facility which may require corrective action. We believe that Form 483s are routinely issued by the FDA in connection with its inspection of FDA-regulated facilities, and we and all of our competitors receive them, as appropriate, in the ordinary course of business. In December 2005, we disclosed what we believed to be an open item with regard to a previous inspection of a study conducted in Miami. We have more recently learned that, following the issuance of an Establishment Inspection Report, or EIR, regarding the inspection, the FDA considered the inspection closed, did not require any further corrective action, but considered a number of the observations disconcerting. EIRs are an official summation of an inspection, and are routinely produced by FDA after an inspection. In late December 2005, the FDA’s Division of Scientific Investigations recommended to the Office of Generic Drugs that data generated in a particular study performed at the Miami facility, which was the subject of the EIR, not be included in the review of an ANDA. In turn, the Office of Generic Drugs has asked for clarifying information regarding the data. We have cooperated fully with the sponsor of the ANDA to respond to the requests of the Office of Generic Drugs concerning the data, and the requested information was submitted by the Sponsor to the Office of Generic Drugs in January 2006. The Office of Generic Drugs has not yet commented on the information provided.

All of our clinical trial facilities and laboratories in the United States are routinely inspected by the FDA. On March 27, 2006, the FDA began an inspection of our Miami facility. The FDA requested, and we supplied, all documentation mentioned in the Bloomberg Reports which was related to us.

United States Senate Finance Committee request

Following the Bloomberg Magazine article, the United States Senate Finance Committee, or the Committee, requested documents from us and requested to interview two former employees, including the former chairman of the board and president. We voluntarily provided documents to the Committee and these two former employees met with the Staff of the Committee. On February 8, 2006, the Committee made another request for documents and information from us relating to, among other things, our standard operating procedures, our former employees, the institutional review boards we use, and the SEC Staff inquiry discussed in Item 3. “Legal Proceedings.” The Committee Staff also requested to meet with our former chief executive officer. We will continue to cooperate with the Staff of the Committee and are providing the requested documents and information. Recently, our new chief executive officer volunteered to meet with the Staff. Although the Committee has no direct regulatory authority over SFBC, it does have the power to recommend legislation that could affect our industry. We cannot predict what, if any, further action the Committee or its Staff will take or whether any legislation will be passed into law. Nonetheless, each time that the Committee Staff’s written requests are made public, it has an adverse effect upon our common stock price. See Item 1A.“Risk Factors.” Moreover, our legal fees incurred to comply with the Senate Finance Committee requests are not covered by insurance and, if continuing, could have a material adverse effect on our future profitability.

Class actions and derivative litigation

A number of class actions and derivative actions have been filed. The class actions allege that we, certain of our officers and in certain instances, our directors, engaged in violations of the anti-fraud provisions of the federal securities laws. The derivative suits are brought on behalf of us against our board of directors alleging breaches of fiduciary duty. For further information concerning these lawsuits, see Item 3. “Legal Proceedings.”

Our solution to the problems in Miami

As discussed above in this part of this Report, we are currently addressing problems facing our Miami facility on a number of fronts. In addition to the efforts which we have described above to remediate these problems, our new chief executive officer, with the full support of our Board of Directors, has launched an intensive review of all aspects of our operations not only in Miami but also in Ft. Myers, Florida that were essentially managed by senior management in Miami.

As part of our efforts to properly manage our business, beginning in late December 2005 and continuing through mid-March 2006, a total of approximately 125 positions in Miami have been eliminated through layoffs and resignations. These terminations were primarily in response to what we perceive to be a reduced level of business in contrast to the revenue at these facilities in 2005. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We grew rapidly after our initial public offering through the making of selective acquisitions in which we retained key management. This was consistent with our decentralized management approach adopted by our former senior management, which stands in stark contrast with the hands-on company-wide management approach of our new chief executive officer.

Our new chief executive officer has devoted substantial effort to changing the business strategy and environment in Miami and in Ft. Myers in light of recent events and to effectively managing their operations.

We have reorganized our early stage clinical development business by:

•	appointing the president of Anapharm to also manage all of our bioanalytical laboratories;

•	appointing Anapharm’s chief operating officer to manage all of our clinical trial facilities; and

•	hiring a new senior executive to initially supervise our Miami and Ft. Myers clinical trial facilities.

Currently we are seeking to retain one or two senior persons with substantial early clinical development operations’ experience to head up our Miami and Ft. Myers facilities.

We are continuing to work with FDA counsel and other professionals in order to evaluate both of these facilities and are actively communicating to our clients our commitment to integrity and quality professional services.

Additionally, we have established an Internal Audit department, which reports to our Audit Committee. We have hired an Internal Audit Manager and are currently seeking to add two additional persons.

Montreal Tuberculosis Issue

At the end of November 2005, we learned that a subject had entered a study at our Montreal, Canada facility and not disclosed to us that he had traveled to a third world country where the risk of being infected with tuberculosis was high. As part of our screening process, the protocol prepared by the sponsor did not require us to test subjects for tuberculosis, and we did not otherwise do so. The above subject showed coughing at the end of the confinement period; he was investigated and found later to have active tuberculosis. We have been cooperating with Montreal Public Health Authorities, Health Canada and the Institutional Review Board for this study with regard to this issue. As a result of this incident in Canada, we now require tuberculosis testing on all subjects whenever a known or potentially immunosuppressant drug is a subject of our clinical research.

Clients and Marketing

Our clients include most of the largest branded pharmaceutical, biotechnology, generic drug and medical device companies in the world. We believe we have developed a strong reputation for client service and have cultivated relationships with key decision makers within our clients’ organizations. We focus on meeting our clients’ expectations, and we believe that this has been a leading factor in generating repeat business from our clients. Our branded pharmaceutical, biotechnology, generic drug and medical device company clients often represent multiple sources of business for us since there are often a number of therapeutic specialty or other groups that contract separately for services within one client company. For the year ended December 31, 2005, approximately 56% of our direct revenue, which does not include reimbursed out-of-pockets from clients, was attributed to our operations based in the United States, approximately 26% from operations in Canada, approximately 16% from operations in Europe, and approximately 2% from operations in the rest of the world. The mix of our clients and revenue generated from individual clients varies from period to period. In 2003, 2004 and 2005, no client, on a pro forma basis, accounted for 10% or more of our direct revenue. For the years ended December 31, 2004 and 2005, no client represented more than 6.4% and 6.2% of our pro forma direct revenue, respectively, not including reimbursed out-of-pockets. For 2004, we assume we owned PharmaNet as of January 1, 2004. At December 31, 2005, one client represented approximately 14.6% of our accounts receivable or 11.4% of our accounts receivable net of client advances.

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

Our Competitors

The drug development services industry is highly fragmented and is comprised of a number of large, full-service drug development services companies as well as many small companies and limited service providers. We believe we are now one of the largest drug development services companies ranked by contract research revenues for 2005. Our major competitors in this industry include drug development services companies, including Quintiles Transnational Corp., Covance, Inc., Pharmaceutical Product Development, Inc., MDS Pharma Services, a division of MDS Inc., PRA International, PAREXEL International Corporation and ICON, plc, and the research departments of universities and teaching hospitals. In all phases of our business, we believe competitors will attempt to benefit from events described in this Report. See Item 1A. “Risk Factors.”

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

The general trend toward consolidation in the pharmaceutical industry has resulted in increased competition for clients. Consolidation within the pharmaceutical and biotechnology industries as well as the trend by the pharmaceutical and biotechnology industries to limit outsourcing to fewer (rather than more) drug development services companies has also heightened competition for contracts in our industry.

We compete in the early and late stage portions of the business on the basis of our reputation for high quality, our attention to client service and our broad range of therapeutic expertise. Our late stage business also has preferred provider relationships with a number of leading pharmaceutical companies and in the ordinary course of business seeks to enter into new relationships. While these relationships do not guarantee us that we will be selected to manage a particular trial, we believe that they are a competitive advantage. We compete in the early stage portion of the business on the basis of our ability to recruit special populations. We believe our reputation for quality, our global presence and integrated worldwide data management systems make us competitive in the late stage portion of the business.

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

Indemnification and Insurance

In conjunction with our product development services, we employ or contract with physicians to serve as investigators in conducting clinical trials to test new drugs on human volunteers. Such testing creates the risk of liability for personal injury to or death of volunteers, particularly to volunteers with life-threatening illnesses, resulting from adverse reactions to the drugs administered. It is possible that we could be held liable for claims and expenses arising from any professional malpractice of the investigators with whom we contract or employ, or in the event of personal injury to or death of persons participating in clinical trials. In addition, as a result of our operation of clinical trial facilities, we could be liable for the general risks associated with clinical trials including, but not limited to, adverse events resulting from the administration of drugs to clinical trial participants or the professional malpractice of medical care providers. We also could be held liable for errors or omissions in connection with the services we perform through each of our service groups. For example, we could be held liable for errors or omissions or breach of contract if one of our laboratories inaccurately reports or fails to report laboratory results. Further, PharmaNet has in the past acted, and intends in the future to act, as a “sponsor” on behalf of certain public company clients in connection with certain clinical trials in Australia. Under Australian law, the “sponsor” of a clinical trial must maintain an office in Australia and PharmaNet meets this requirement. PharmaNet’s agreement to act in this capacity exposes it to additional liability as a “sponsor” in the event of any adverse incidents however, we have sought to reduce our risks by one or more of the following:

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

With regard to the pending class and derivative actions, we have directors and officers liability coverage which may provide coverage, subject to a $250,000 deductible and normal coverage exclusions including any court finding of fraud.

Government Regulation

All phases of a clinical trial are governed by the FDA and state regulations, as well as other regulatory agencies including the Therapeutic Products Directorate, or TPD, in Canada and the European Medicine Evaluation Agency. We also follow the International Conference of Harmonization, or ICH, guidelines which affect global drug development. Our clients are responsible for selecting qualified drug development services companies, providing those companies with study protocols, monitoring the clinical trials, reporting any changes or modification of the clinical trials to the FDA or other regulatory agency, and reporting any serious and unexpected adverse reactions to the drug to the appropriate regulatory agency. In the course of providing our drug development services, we must comply with a variety of related regulatory requirements.

Our services are subject to various regulatory requirements designed to ensure the quality and integrity of the clinical trials process and, in most cases, Good Manufacturing Practices, or GMP, regulations. The industry standard for conducting clinical research and development studies is contained in regulations established for good clinical practice, or GCP. The FDA requires that the results submitted to it be based on studies conducted according to its Good Laboratory Practices, or GLP, standards for preclinical studies and laboratories and GCP standards for clinical facilities. The standards address a number of issues, including:

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

Additionally, because we frequently deal with biohazardous specimens and medical waste material, we are subject to licensing and regulation in the United States under federal, state and local laws relating to hazard communication and employee right-to-know regulations and the handling and disposal of medical specimens and hazardous waste and materials. Our laboratory facilities are subject to applicable laws and regulations relating to the storage and disposal of laboratory specimens. Transportation and public health regulations apply to the surface and air transportation of laboratory specimens. Our laboratories also are subject to International Air Transport Association regulations, which govern international shipments of laboratory specimens. Furthermore, when the materials are sent to another country, the transportation of such materials becomes subject to the laws, rules and regulations of such other country. Laboratories outside the United States are subject to applicable national laws governing matters such as licensing, the handling and disposal of medical specimens, hazardous waste and radioactive materials, as well as the health and safety of laboratory employees. We contract with independent licensed companies to handle our waste disposal. Our laboratories in the U.S. are also subject to the federal Clinical Laboratory Improvement Amendments, or CLIA (which is administered by the Centers for Disease Control and the FDA), as well as similar state requirements. CLIA requires certification of laboratories involved with patient samples and includes requirements concerning laboratory facilities, personnel and quality systems.

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

In addition to this detailed regulatory structure, we must comply with all government regulations including local government regulations such as those described in “Issues Relating to Our Miami Facility” in Item 1 of this Report.

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

Backlog

Prior to our acquisition of PharmaNet, we derived most of our revenue from short-term clinical trials and related laboratory services. For this reason, we had not historically measured backlog, except at December 31 of each year. Because most of our early stage clinical trials and related services are completed within 60 days from the time our clients award us the contract, we did not consider backlog to be a reliable indicator of our future business. As a result of our acquisition of PharmaNet, late stage clinical trial services constituted a much larger percentage of our revenue. This work is typically of longer duration than early stage clinical trial services. Consequently, backlog plays a more significant role in our business. As of December 31, 2005 and 2004, our backlog was approximately $360.9 million and approximately $311.5 million respectively. The increase in backlog is primarily attributable to an increase in late stage backlog of approximately $53.7 million, offset by a decrease of $4.3 in early stage backlog. The backlog in Miami decreased approximately $11.3 million from December 31, 2004 to the same period 2005, offset by increase of approximately $7.0 in all other early stage businesses combined.

We are initiating a policy of disclosing our total backlog, late stage backlog and early stage backlog.

Backlog	December 31, 2005	December 31, 2004

Total	$360.9 million	$311.5 million
Late Stage	$317.9 million	$264.2 million
Early Stage	$43.0 million	$47.3 million

Backlog consists of anticipated direct revenue from letters of intent and contracts that either have not started but are anticipated to begin in the near future or are in process and have not been completed. We do not include verbal awards. As of February 28, 2006, our backlog was approximately $330.0 million. We believe that the reduction of approximately 9% in backlog as of February 28, 2006 which occurred primarily in our late stage business at PharmaNet is not indicative of a trend, however, there can be no assurances.

We cannot provide any assurances that we will be able to realize all or most of the direct revenue included in backlog or estimate the portion expected to be completed in the current year. Although backlog can provide meaningful information to our management with respect to our business, it is not necessarily a meaningful indicator of future results. Backlog can be affected by a number of factors, including the size and duration of contracts, many of which are performed over several years, and the changes in labor utilization that typically occur during a study. Additionally, contracts relating to our clinical development business may be subject to early termination by the client, and clinical trials can be delayed or canceled for many reasons, including unexpected test results, safety concerns or regulatory developments. Also, the scope of a contract can change significantly during the course of a study. If the scope of a contract is revised, the adjustment to backlog occurs when the revised scope is approved by the client. For these and other reasons, we might not fully realize our entire backlog as direct revenue.

Seasonality

Historically, our revenue has been higher in the second half of the year, primarily because of our Miami facility. With the growth of our business we did not experience seasonality in 2004 or 2005. In fact, after two record quarters in the first half of 2005, our Miami revenue materially decreased in the third and fourth quarters. PharmaNet has historically experienced seasonality with higher revenue in the first and second quarters.

Employees

At March 3, 2006, we had approximately 2,283 full-time and 213 part-time employees world wide. This follows significant layoffs in Miami. Approximately 115 of SFBC Anapharm’s 804 employees were members of a union; however, the union was recently decertified with the consent of the union.

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

Item 1A.  Risk Factors.

You should carefully consider the following risks and all of the other information set forth in this Form 10-K before deciding to invest in shares of our common stock. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In such case, the market price of our common stock would likely decline due to the occurrence of any of these risks, and you may lose all or part of your investment.

Risks Associated with Recent Actions, Inquiries and Lawsuits

If we are unable to convince our clients that the problems principally related to our Miami facility were either not accurately reported or have been rectified, we may lose future revenue and our future results of operations may be materially and adversely affected.

Although the report of the Independent Counsel which our Board of Directors retained to review the allegations contained in the Bloomberg Reports largely concluded that the Reports’ allegations were unfounded, the repetition of these allegations in the media has harmed our reputation and cost us business in our Miami facility. These problems have been compounded by the structural and other local regulatory issues affecting the real estate and related improvements of the Miami facility. Clients may decline to give us contracts for studies to be performed by our Miami facility unless we can convince them that the operational allegations and structural and other allegations affecting the physical property are not impacting our ability to provide first rate clinical research in compliance with our client’s protocols and all regulatory requirements. Depending upon the amount of revenue lost, the results may have a material and adverse affect on our future results of operations, including a reduction not only in our net earnings but a deviation from our forecasted net earnings. Moreover, while the loss of business seems to have been largely confined to our Miami operation, we cannot predict if clients may withhold business elsewhere.

If we are unable to deal with all of the issues affecting the property upon which our Miami facility operates, we may lose future revenue and our future results of operations may be materially and adversely affected.

We are presently facing a number of serious issues with regard to our property located in Miami including:

•	Our principal Miami facility is required to obtain a building permit by late April 2006 and to make structural repairs within 180 days thereafter that are necessary to operate the facility in compliance with applicable regulations.

•	We very recently learned that the County Building Department believes the Miami facility should be classified as a generic I-2 or institutional classification. This will increase our remediation costs unless we appeal the ruling and are successful. Additionally, we need to comply with all Fire Department requirements in connection with our remediation plan. We are uncertain whether the Fire Department will approve our remediation plan, whether additional revisions will be required and what, if any, costs we will incur.

•	The owner of the land lease covering the South building and a small part of the central annex has instituted a lawsuit to have the Court declare that we defaulted under the land lease, which if adversely determined, would cause us to move from the South building and a portion of an annex to the North building which would involve a material cash capital expenditure and reduce the bed capacity to approximately 250 beds.

•	Regardless, if we successfully resolve the above problems, we may not have sufficient parking to operate either the current facility or simply the North building and the majority of the annex. Construction of a parking structure not only requires zoning approval which is a lengthy process, but also involves a material cost.

•	While we own an empty building in the City of Miami which was operated by Clinical Pharmacology Associates before our purchase of it in 2003, we estimate that it would take six months to obtain the necessary regulatory approvals and make structural improvements to operate that property as a Phase I clinical trials facility. Presently, we have no intent to re-open that property.

•	The issues affecting our Miami facility and adverse publicity may also cause employees to leave us and subjects who participate in our Phase I trials in Miami may decline to do so in the future.

Our attempts to resolve these issues involve a material amount of attention from our management, additional cost and uncertainty and may have a material and adverse affect on our future results of operations, including a reduction not only in our net earnings but a deviation from our forecasted net earnings.

Moreover, we have been approached by a number of parties about purchasing the Miami property we own. Our ability to sell this property for its actual value will be impacted by the uncertainty created by the land lease and the pending litigation as well as the perception that any sale may be required by our future failure to comply with local regulatory requirements. In the event we were required to close the Miami facility, we may not have the time or resources to complete the construction of a new building before losing all of the Miami business to competitors or attrition.

While we are cooperating with the requests of the Senate Finance Committee for documents and will produce current employees if their presence before the Committee or its staff is requested, we are concerned that continued public disclosure could cause clients to withhold future work from us.

The United States Senate Finance Committee has twice requested documents and/or information from us and we have complied fully with its requests. Additionally, two of our former employees including our former president and chairman have voluntarily met with the Committee’s staff. The public disclosure of the Committee’s requests has negatively affected our common stock price. Future activities by the Committee and the public disclosure of such activities can again affect our common stock price and may cause clients to not award us contracts or cancel existing contracts. Moreover, future requests may involve substantial additional costs including legal fees and diversion of management time.

Depending upon the outcome, the inquiry by the SEC can result in our being sued by the SEC and being subject to equitable relief including payment of a fine and civil monetary penalties.

In July 2005, the NASD advised us that it had referred the review of trading in our common stock and options prior to the announcement of our acquisition of PharmaNet to the SEC. In late December 2005, the SEC staff wrote to us requesting various documents principally relating to compensation payable to our former president and chairman, to compensation payable to our former vice president of legal affairs relating to his compensation and that of his family, to other information relating to the former officer’s duties and to the Independent Counsel’s report. In addition, on March 28, 2006, the SEC staff wrote to us requesting various documents principally relating to related party transactions, compensation of, and other arrangements with, family members of certain of our employees, internal control and other accounting policies, our initial public offering, our Form 8-K filed on June 8, 2005, transcripts of all analyst and investor conference calls and all minutes of all board meetings, including committee meetings, since January 1, 2000. Presently, the SEC’s review is an informal inquiry which is less serious than a formal investigation in which the SEC authorizes its staff to issue subpoenas and investigate certain activity. In addition to the documents above, we do know that an investor whose name was submitted to us by the NASD received a telephone call in January 2006 from the SEC staff inquiring about his purchases of SFBC securities and whether he had advance knowledge of the PharmaNet acquisition. That investor has never been our employee or our contractor. We are uncertain whether the SEC staff will seek to elevate its informal inquiries to a formal investigation or if it does, whether the SEC will bring an action against us. Among its remedies are the filing of a lawsuit seeking injunctive relief requiring us to comply with the law and the imposition of fines and civil monetary penalties. A lesser remedy would be to issue a report of investigation outlining activity considered to violate the law. Depending upon the outcome of the SEC inquiry, we may sustain significant legal expenses and the costs and negative publicity related to a formal SEC investigation could have a material adverse effect on our future results of operations.

The pending FDA open item and other FDA inspections may cause clients not to award future contracts to us or cancel existing contracts, which may have a material and adverse affect on our future results of operations.

We presently are subject to one matter where the FDA inspectional staff concluded that we have adequately addressed its Form 483 observations following its inspection of a study and no further action was required, whereas the Division of Scientific Investigations recommended that the data generated from this study at our Miami facility be disallowed in connection with an abbreviated new drug application. Additionally, we can expect continuing inspections of our facilities in connection with studies we have conducted in support of marketing applications or routine inspections of our offices/facilities that have yet to be inspected by the FDA. The FDA has significant authority over the conduct of clinical trials, and it has the power to take regulatory and legal action in response to violations of clinical standards and subject protection in the form of clinical holds on studies, civil and criminal fines, injunctions, and other measures. If the FDA issues clinical holds, or obtains injunctions, such actions could result in significant obstacles to future operations. Additionally, there is a risk that these FDA actions, if they result in significant Form 483 observations, could cause clients to not award us future contracts or cancel existing contracts. Depending upon the amount of revenue lost, the results may have a material and adverse affect on our future results of operations, including a reduction not only in our net earnings but a deviation from our forecasted net earnings.

While we have insurance coverage in connection with the pending class actions, the potential adverse outcome may exceed our insurance coverage.

We are subject to a number of class actions in federal court which we expect will be consolidated into one case before a single judge. Subject to a $250,000 deductible, we expect our insurance carrier will pay all legal and other costs, any settlement amount and any adverse judgment, subject to the limits of the policies. If the amount of defense costs and any agreed upon settlement or adverse judgment exceeds the insurance limits or if coverage were otherwise unavailable, our future earnings and financial condition could be materially and adversely affected. Additionally, litigation is generally time-consuming, and can divert the attention of our management and other personnel.

If there is an adverse outcome in the securities class action lawsuits that have been filed against us, our business may be materially harmed. Further, defending against these and other lawsuits may be expensive and could divert the attention of our management.

A large number of securities class actions and derivative actions have been filed against us. The securities class actions allege that we and certain of our former and current officers engaged in violations of the anti-fraud provisions of the federal securities laws. The derivative suits are brought on behalf of SFBC against certain of its former and current officers and/or directors alleging, among other things, breaches of fiduciary duty. The complaints in these actions seek, among other things, unspecified damages and costs associated with the litigation.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of these pending lawsuits. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome, our business could be materially harmed. Moreover, responding to and defending the pending litigation could result in a significant diversion of management’s attention and resources and an increase in professional fees.

If we are unable to stabilize our operations in Miami, we may be unable to compete effectively in that area.

We understand that a competitor has opened a 125 bed facility in the Miami, Florida area. This represents the first significant local early stage competition since we purchased Clinical Pharmacology Associates two and one-half years ago. If clients are concerned about the issues referred to in many of the above risk factors or if our employees and subjects are attracted to this new competitor, we may not be able to compete effectively, in which case our future net earnings may be reduced and our common stock price will fall. Additionally, this new competition may adversely affect our ability to recruit subjects.

The risks set forth immediately above as well as those in the balance of these risk factors may cause us not to meet our 2006 or future earnings guidance, which could cause our stock price to fall substantially.

We regularly provide earnings guidance in press releases and in public conference calls. This guidance is not incorporated by reference into this Report. The guidance is made in a good faith belief that we will achieve the range of net revenue and earnings per share we forecast. We very recently revised our guidance which was based upon, among other things, a review of the business at the Miami and other facilities. That guidance was based upon a consideration of the relevant risks and a full review of our business units as well as our anticipated outside legal and other expenses as of the date of the review. Depending upon future events including the status of our Miami facility and property as well as clients’ perceptions about doing business with us, we may not achieve the forecasted results. If we fail to do so, our revisions of our guidance or our announcement of our earnings may cause our common stock price to fall, which decline may be material. Our forecasts reflect numerous assumptions concerning our expected performance, as well as other factors, which are beyond our control, and which might not turn out to be correct. Although we believe that the assumptions underlying our projections are reasonable, actual results could be materially different. Our financial results are subject to numerous risks and uncertainties, including those identified throughout these risk factors and elsewhere in this Report.

Risks Related to Our Business

We have grown rapidly over the last few years, and our growth has placed, and is expected to continue to place, significant demands on us.

We have grown rapidly over the last six years, including through acquisitions. Businesses that grow rapidly often have difficulty managing their growth. Our rapid growth has placed and is expected to continue to place significant demands on our management, on our accounting, financial, information and other systems and on our business. Although we have expanded our management, we need to continue recruiting and employing experienced executives and key employees capable of providing the necessary support. In addition, we will need to continue to improve our financial, accounting, information and other systems in order to effectively manage our growth. In particular, our late stage clinical trial management business faces stiff competition for clinical trial monitors and other experienced personnel. Historically, when making acquisitions, we have targeted operations that we believe can be operated as autonomous business units. As the result of the 2005 problems in Miami and our change in senior management, we have reorganized and are now managing our operations on a more centralized basis from our Princeton, New Jersey headquarters. This prior decentralization of our operations and systems may create difficulties for us in the future. All of our North American subsidiaries, with the exception of PharmaNet and Anapharm, have a common accounting software platform. We cannot assure you that our management will be able to manage our growth and integrate acquired businesses effectively or successfully, or that our financial, accounting, information or other systems will be able to successfully accommodate our external and internal growth. Our failure to meet these challenges could materially impair our business.

A significant portion of our growth has come from acquisitions, and we may make more acquisitions in the future as part of our continuing growth strategy. This growth strategy subjects us to numerous risks.

A very important aspect of our growth strategy has been and continues to be pursuing strategic acquisitions of related businesses that we believe can expand or complement our business. Since March 2000, we have substantially grown our business through the completion of 11 acquisitions. We did not complete any acquisitions in 2005, but we are continuing to explore future acquisitions. Acquisitions require significant capital resources and divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct pre-dating our acquisition of a business that were not known to us at the time of acquisition. We may also incur significantly greater expenditures in integrating an acquired business than we had anticipated at the time of its purchase. In addition, acquisitions may create unanticipated tax and accounting problems, including the possibility that we might be required to write-off goodwill which we have paid for in connection with an acquisition. A key element of our acquisition strategy has been to retain management of acquired businesses to operate the acquired business for us. Many of these individuals maintain important contacts with clients of the acquired business. Our inability to retain these individuals could materially impair the value of an acquired business. Our failure to successfully identify and consummate future acquisitions or to manage and integrate the acquisitions we make could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that:

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

If branded pharmaceutical, biotechnology, generic drug or medical device companies reduce their expenditures, our future revenue and profitability may be reduced.

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

Our early stage contracts are short term and our late stage contracts generally extend over a period of one to two years, although some may be of longer duration. However, all of our contracts are generally cancelable by our clients with little or no notice. A client may cancel or delay existing contracts with us at its discretion and is likely to do so for a variety of reasons, including:

•	manufacturing problems resulting in a shortage or unavailability of the drug we are testing;

•	a decision by a client to de-emphasize or cancel the development of a drug;

•	unexpected clinical trial results;

•	adverse participant reaction to a drug;

•	an action by regulatory authorities (for example, in the United States, the FDA, and in Canada, the TPD);

•	continued publicity relating to the Senate Finance Committee’s interest in our Miami facility;

•	inadequate participant enrollment; and

•	any of the factors discussed in the other risk factors relating to issues regarding our Miami facility.

All of these factors are beyond our control and we must continually replace our existing contracts with new contracts to sustain our revenue. Our inability to generate new contracts on a timely basis would have a material adverse effect on our business, financial condition, and results of operations. In addition, since a large portion of our operating costs are relatively fixed, variations in the timing and progress of contracts can materially affect our financial results. The loss or delay of a large project or contract or the loss or delay of multiple smaller contracts could have a material adverse effect on our business, financial condition and results of operations. We have experienced termination, cancellation and delay of contracts by clients from time to time in the past in the ordinary course of our business. Moreover, our Miami facility has recently lost business and clients as described in Item 1 “Issues Relating to our Miami Facility” of this Report.

At any given time, one or a limited number of clients may account for a large percentage of our revenue, which means that we could face a greater risk of loss of revenue if we lose a major client.

Historically, a small number of clients have generated a large percentage of our net revenue in any given period. In each of 2005, 2004 and 2003, no client provided more than 10% of our direct revenue, but our 10 largest clients provided approximately 40%, 31% and 38%, respectively, of our direct revenue. PharmaNet also relies on a limited number of clients which generate a significant percentage of its direct revenue. During 2005, 2004 and 2003 direct revenue from four of PharmaNet’s clients, provided approximately 38.8%, 41.4% and 34.7% of PharmaNet’s direct revenue, respectively. Companies that constitute our largest clients vary from year to year, and our direct revenue from individual clients fluctuates each year. If we lose one or more major clients in the future or if one or more clients encounter financial difficulties, our business, financial condition and results of operations could be materially and adversely affected.

We may bear financial risk if we under-price our contracts or overrun cost estimates.

We bear the financial risk if we initially under-price our contracts or otherwise overrun our cost estimates. Such under-pricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we are not able to remediate the material weaknesses relating to our internal controls or if we incur further instances of breakdowns in our internal controls, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the price of our common stock.

In connection with the internal control audit for the year ended December 31, 2005, our management assessed our internal control over financial reporting and concluded that two material weaknesses existed. We have taken two steps to remediate both material weaknesses, which related to too many adjusting entries and the failure to identity and evaluate as well as disclose certain related party information to our Audit Committee and our independent registered public accounting firm. In 2006, we have hired additional accounting personnel to address the first material weakness. In late December 2005, our Board of Directors adopted a resolution requiring all related party transactions be first approved by our Audit Committee and then by the full Board of Directors. Recently we amended our Code of Ethics to require our human resources department to approve in writing the hiring of all employees. Human resources will make the appropriate related party inquiries and forward the information when appropriate to the Audit Committee. We believe these remediation efforts will enhance our ability to identity and evaluate and disclose related party transactions to our Audit Committee and our independent registered public accounting firm and thereby remediate the second material weakness. While remediating these material weaknesses is a very high priority for our management and our Audit Committee, we cannot assure you that our independent registered public accounting firm will agree with our management’s assessment that we have remediated them or that we will not encounter further instances of breakdowns in our internal control over financial reporting. Public disclosure of these material weaknesses or a failure to promptly complete our remediation effort could cause our common stock price to fall. Moreover, no matter how good a system of internal control is, it can be circumvented by people who engage in improper action. In such event, our results of operations could be distorted. If the improper activity is material, once discovered and publicly disclosed, our common stock price could materially decline.

Our indebtedness may impact our financial condition and results of operations and the terms of our outstanding indebtedness may limit our activities.

On December 31, 2005, we had approximately $168.2 million of consolidated indebtedness. Subject to applicable restrictions in our outstanding indebtedness, we may incur additional indebtedness in the future.

Our level of indebtedness will have several important effects on our future operations, including, without limitation:

•	we may be required to use a portion of our cash flow from operations for the payment of principal and interest due on our outstanding indebtedness;

•	our outstanding indebtedness and leverage will increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures; and

•	the level of our outstanding indebtedness may affect our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes.

$17.0 million of our current outstanding indebtedness bears interest at a floating rate tied to LIBOR and $143.75 million of our outstanding indebtedness bears interest at a fixed rate of 2.25% per year. Accordingly, if interest rates increase, whether generally or as the result of our lender’s requirement in connection with a proposed amendment, then the amount of the interest payments on our floating rate indebtedness will also increase. General economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance. As a result, these and other factors may affect our ability to make principal and interest payments on our indebtedness. Our business might not continue to generate cash flow at or above current levels. Moreover, if we are required to repatriate foreign earnings in order to pay our debt service, we may incur additional income taxes. If we cannot generate sufficient cash flow from operations in the future to service our indebtedness, we may, among other things:

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

As of the date of this Report, we cannot borrow further on the revolving line of credit which is part of our credit facility. We recently received a waiver of certain violations under the credit facility as of December 31, 2005. We are seeking to amend the credit facility to permit us to re-borrow under it, but cannot assure you we will be successful. Additionally, we are in violation of certain credit facility covenants at March 31, 2006 for the reasons expressed under “Liquidity” in Item 7 of this Report.

We may not have sufficient funds to pay the principal return upon conversion or to repurchase our outstanding convertible senior notes under circumstances when we are required to do so.

We have outstanding $143.75 million in aggregate principal amount of our 2.25% convertible senior notes due 2024. The notes are convertible at the option of the holders at any time. The initial conversion rate of the notes is 24.3424 shares of common stock per $1,000 principal amount of the notes. This is equivalent to an initial conversion price of approximately $41.08 per share of common stock. However, the notes provide for what is known as “net share settlement” upon conversion. This means that upon conversion of the notes, we will be required to pay up to $1,000 in cash, per $1,000 principal amount of notes, and, if applicable, issue a number of shares of our common stock based upon the conversion value in excess of the principal amount. The conversion value of the notes is based on the volume weighted average price of our common stock for the ten trading day period commencing the second trading day after we receive notice of conversion. The conversion value must be paid as soon as practicable after it is determined. In addition, holders of the notes may require us to purchase their notes for cash on August 15, 2009, August 15, 2014 and August 15, 2019 and, under certain circumstances, in the event of a “fundamental change”, as defined in the indenture under which the notes were issued. Further, if a fundamental change occurs prior to August 15, 2009, we will be required to pay a “make-whole premium” in addition to the repurchase price which may be payable at our election in cash or shares of our common stock, valued at 97% of the then current market price, or a combination of both.

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

For the year ended December 31, 2005, we incurred a non-cash goodwill impairment charge of $20.3 million relating to our Miami operations. This had a material adverse effect on our results of operations for the year. We had goodwill and other intangible assets of approximately $331.1 million and $311.2 million (after deducting the impairment charge) as of December 31, 2004 and December 31, 2005, respectively, which constituted approximately 59.3% and 54.4%, respectively, of our total assets. We periodically evaluate goodwill and other intangible assets for impairment. Any future determination requiring the write off of a significant portion of our goodwill or other intangible assets could adversely affect our results of operations and financial condition.

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

Our financial statements are denominated in U.S. dollars, and accordingly, changes in the exchange rate between the Canadian dollar, Euros or other foreign currencies and the U.S. dollar could materially affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. Due to the acquisition of PharmaNet, which has locations worldwide, we are subject to exchange rate gains and losses for multiple currencies. We also may be subject to foreign currency transaction risk when our service contracts are denominated in a currency other than the currency in which we incur expenses or earn fees related to such contracts. For example, our Canadian operations often perform services for a fixed price denominated in U.S. dollars or in Euros while their payroll and other expenses are primarily Canadian dollar expenses. In 2005, we adopted a formal foreign currency risk hedging policy to attempt to mitigate this risk in the future. We cannot assure you that we will be successful in limiting risks associated with foreign currency transactions. Although we initiated hedging transactions in 2005 to seek to mitigate our foreign currency risks, none of the individual transactions were material. We incurred a pre-tax loss from foreign currency transactions relating to our foreign operations for the year of approximately $0.7 million or $0.02 per diluted share after taxes.

We could be adversely affected by tax law changes in Canada or in other jurisdictions.

Our operations in Canada currently benefit from favorable corporate tax arrangements. We receive substantial tax credits in Canada from both the Canadian federal and Quebec governments. Our Canadian operations employ a large number of research and development employees which results in significant expenses related to these services. Due to the nature of these services, the Canadian government subsidizes a portion of these expenses through tax credits that result in a reduced effective tax rate as well as a significant deferred tax asset on our balance sheet. However, there is no assurance that the credits will be fully realized. Further, any reduction in the availability or amount of these tax credits could have a material adverse effect on our profits and cash flow from our Canadian operations. Additionally, a large part of our net earnings is generated outside of the United States, where tax rates are generally lower. If applicable foreign tax rates, particularly in Canada and Switzerland, increase, it will reduce our consolidated net earnings.

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

If we do not continue to develop new assay methods for our analytical applications, we may be unable to compete with other entities offering bioanalytical laboratory services.

We must continuously develop assay methods to test drug products in order to meet the needs of our clients and attract new clients. In order to substantially increase the business of our bioanalytical laboratories, which provide services for branded pharmaceutical, biotechnology and generic drug companies, we must be able to provide solutions for our clients. This requires staying abreast of current regulatory requirements and identifying methods and applications that will assist our clients in obtaining approval for their products. If we are not successful in developing new methods and applications, we may lose our clients.

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

Our success is substantially dependent upon the performance, contributions and expertise of our senior management team, including, among others, Mr. Jeffrey P. McMullen, SFBC’s chief executive officer, the executive committee comprised of 20 members, and our divisional presidents and key vice presidents companywide. In addition, some members of our senior management team play a very significant role in the generation of new business and retention of existing clients. We also depend on our ability to attract and retain qualified management, professional and operating staff. Our loss of the services of any of the members of senior management, or any other key executive, or our inability to continue to attract and retain qualified personnel, could have a material adverse effect on our business.

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

Risks Related to Our Common Stock

We may issue a substantial amount of our common stock in the future which could cause dilution to new investors and otherwise adversely affect our stock price.

An element of our growth strategy is to make acquisitions. As part of our acquisition strategy, we may issue additional shares of common stock as consideration for such acquisitions. These issuances could be significant. To the extent that we make acquisitions and issue our shares of common stock as consideration, your equity interest in us will be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for sale in the future. Persons receiving shares of our common stock in connection with these acquisitions may be likely to sell off their common stock rather than hold their shares for investment, which may impact the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained. We plan to issue common stock, for compensation purposes and in connection with strategic transactions or for other purposes.

Recent changes in accounting standards could limit the desirability of granting stock options, which could harm our ability to attract and retain employees, and could also negatively impact our results of operations.

The Financial Accounting Standards Board is requiring all companies to treat the fair value of stock options granted to employees as an expense effective for the first interim reporting period that begins after June 15, 2005. This change became effective for us on January 1, 2006. We and other companies are required to record a compensation expense equal to the fair value of each stock option granted over its vesting period. Previously, we were generally not required to record compensation expense in connection with employee stock option grants. We believe this change may reduce the attractiveness of granting stock options because of the additional expense associated with these grants, which would negatively impact our results of operations. For example, had we been required to expense stock option grants by applying the measurement provisions of Statement 123(R), our recorded net earnings for the years ended December 31, 2004 and 2005 of approximately $19.7 million and $4.8 million, respectively, would have been reduced to approximately $15.7 million and a loss of $3.1 million, respectively. Stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel. Because Statement 123(R) did not apply to vested options as of December 31, 2005, in 2005 we accelerated the vesting of 462,059 out-of-the-money options held by PharmaNet executives and issued 263,544 vested options to 119 employees, none of whom are executive officers and directors. Beginning in 2006, we plan to eliminate or reduce issuance of stock options and issue lesser amounts of restricted stock or restricted stock units which involve less dilution, but generally result in income taxation to employees who receive grants, unless delivery is deferred into the future. Regardless of whether we issue options or restricted stock, our future results of operations will be negatively impacted.

Our stock price can be extremely volatile, and your investment could suffer a decline in value.

The trading price of our common stock has been, and is likely to be, volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly operating results, including changes in our guidance as to forecasted earnings;

•	changes in financial estimates by securities analysts;

•	media articles such as the Bloomberg Reports;

•	adverse events arising in connection with our Miami facility including events related to the property;

•	loss of a major client or contract;

•	new service offerings introduced or announced by our competitors;

•	changes in market valuations of other similar companies;

•	our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel; and

•	sales of our common stock, including short sales.

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

In December 2005, our board of directors adopted a Shareholder Rights Plan, which has the effect of deterring hostile takeovers. Additionally, we adopted an amendment to our Bylaws, which temporarily requires holders who own 20% or more of our common stock to call a special meeting of stockholders. On January 1, 2007, the required percentage drops back to 10%.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We own properties in Miami, Florida and Toronto and Quebec City, Canada. We lease the remainder of our facilities under long-term written leases that generally provide for base monthly rents with annual escalation clauses based upon fixed amounts or cost of living increases. These increases are calculated using various methods on a lease by lease basis. Except as described elsewhere in this Report, all of our operating facilities are in good condition and enable us to serve our clients efficiently. The following table lists our material properties:

	Approximate Square			Approximate Base
Location	Footage	Type of Holding	Expiration	Monthly Rent

Miami, FL	160,000	Owned	N/A	N/A
Miami, FL	Land	Leased	2045	$1,250

	Approximate Square			Approximate Base
Location	Footage	Type of Holding	Expiration	Monthly Rent

Miami, FL	15,000 (plus land)	Owned	N/A	N/A
Kennett Square, PA	8,000	Leased	August 2006 in part and balance is month to month with 90 day notice for termination	$15,700
Philadelphia, PA	8,000	Leased	month to month with 90 day notice for termination	$4,167
Quebec City, Canada	79,529	Leased	June 2007 to August 2007	$91,806
Quebec City, Canada	Land	Owned	N/A	N/A
Montreal, Canada	57,596	Leased	March 2011	$90,519
Toronto, ON, Canada	18,390	Owned	N/A	N/A
Barcelona, Spain	4,200	Leased	August 2008	$2,474
Ft. Myers, FL	25,818	Leased	December 2007	$31,010
Tampa, FL	3,650	Leased	November 2006	$3,473
Pinellas Park, FL	756	Leased	August 2006	$809
Princeton, NJ	151,579	Leased	March 2006 to March 2016	$102,525
Princeton, NJ	121,990	Leased	June 2011	$177,902
Blue Bell, PA	44,708	Leased	July 2014	$75,328
Washington, DC	8,323	Leased	November 2011	$29,824
Research Triangle Park (Cary), NC	19,255	Leased	November 2008	$36,103
Chicago (Deerfield), IL	12,112	Leased	December 2012	$15,645
San Diego, CA	12,055	Leased	July 2012	$25,315
Boston, MA	6,098	Leased	October 2010	$11,942
Charlotte, NC	17,604	Leased	June 2010	$22,005
Buenos Aires, Argentina	4,736	Leased	September 2008	$3,829
High Wycombe, U.K.	45,000	Leased	August 2012	$83,715
Paris, France	7,760	Leased	July 2011	$46,143
Frankfurt, Germany	7,792	Leased	May 2007	$16,671
Munich, Germany	1,245	Leased	December 2006	$2,445
Stockholm, Sweden	2,476	Leased	January 2008	$3,419
Amersfoort, Netherlands	12,959	Leased	August 2007	$21,111
Zurich (Zumikon), Switzerland	6,468	Leased	February 2006	$9,102
Warsaw, Poland	2,938	Leased	November 2007	$13,285
Madrid, Spain	5,242	Leased	September 2006	$18,946
Moscow, Russia	4,466	Leased	September 2007	$29,382
Bangalore, India	5,768	Leased	November 2007	$6,286
Sydney, Australia	11,840	Leased	November 2008	$16,751
Mumbai, India	13,265	Leased	August 2008	$15,962
London, Ontario, Canada	7,461	Leased	June 2006	$11,573
St. Petersburg, Russia	4,370	Leased	December 2008	$25,373

	Approximate Square			Approximate Base
Location	Footage	Type of Holding	Expiration	Monthly Rent

Singapore	3,079	Leased	April 2008	$8,563
Kiev, Ukraine	4,806	Leased	February 2007	$83,715

Item 3.	Legal Proceedings.

In July 2005, the National Association of Securities Dealers, Inc., or NASD, advised us that it had referred to the Securities and Exchange Commission, or SEC, its files relating to its review of trading activity in our stock prior to our November 3, 2004 announcement of our proposed acquisition of PharmaNet. We had previously been advised that the NASD Amex Regulation Division conducted a similar review with regard to our options, but are unaware of the extent of that review.

We cooperated with the NASD in connection with these reviews, but have not been contacted by the SEC Staff with regard to the NASD reviews. We do not believe that any of our management or employees who had knowledge of the PharmaNet acquisition engaged in any trading of our stock or options based upon non-public information about the acquisition.

We have received two requests from the SEC Staff which are explained in detail on page 24 of this Report. We have cooperated fully with the SEC in this matter and will continue to do so. For further information on this matter, see Item 1A. “Risk Factors.”

In January 2006, the owner of the land upon which part of our Miami facility is located commenced an action against us seeking a judgment declaring that we breached the land lease. The complaint, as amended, alleges that the defaults include issues alleged in the Bloomberg Reports, the structural, building and fire code issues raised by the Miami-Dade County Building Department, the pending or SEC Commission staff inquiry and failure to maintain insurance naming the owner as a co-insured. We have denied that the allegations in the complaint constitute defaults under the lease, and have asserted multiple defenses including that to forfeit the leasehold at this time with approximately 40 years remaining on the lease would be inequitable. We intend to deny all charges in the amended complaint which added the fire code allegation. If the Court nonetheless issues a declaratory judgment in favor of the plaintiff, we will be required to vacate the South building and the part of the annex on the leased land.

Beginning in December 2005, a number of class action lawsuits have been filed in the United States District Court for the Southern District of Florida and the United States District Court for the District of New Jersey alleging that SFBC and certain of its current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. The suits allege that the defendants misrepresented SFBC’s business conditions, prospects and financial results and failed to disclose SFBC’s allegedly improper and reckless business practices, such as improper recruiting practices and mismanagement of clinical trials. The class action complaints purport to have been brought by one of two proposed classes — those who purchased SFBC common stock from August 4, 2003 through December 15, 2005 or from February 17, 2004 through December 15, 2005. The actions in the Southern District of Florida have been consolidated and a motion to transfer them to the District of New Jersey has been filed. A motion to consolidate the actions in the District of New Jersey is pending. SFBC intends to vigorously defend against these class actions. Based on the information currently available, management does not believe that the lawsuit will have a material adverse effect on the financial condition, results of operations or business of the Company. However, as the outcome of this matter is difficult to predict, significant changes in the estimated exposures could occur.

Beginning in late 2005, a number of stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida, the United States Court for the District of New Jersey and the Circuit Court of Miami-Dade County, Florida against certain current and former officers and directors of SFBC, as well as SFBC (as a nominal defendant) for violations of state and federal law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, disgorgement under the Sarbanes-Oxley Act of 2002 and violation of Section 14(a) of the Securities Exchange Act of 1934. These complaints alleged that the individual defendants misrepresented and engaged in a conspiracy to misrepresent SFBC’s business condition, prospects and financial results, failed to disclose SFBC’s allegedly improper and reckless business practices, such as mismanagement of clinical trials and mistreatment of research participants, used SFBC’s artificially inflated stock to acquire other companies and complete public offerings and engaged in illegal insider trading. The derivative actions pending in the Southern District of Florida have been consolidated and a motion to transfer them to the District of New Jersey is pending. The individuals named as defendants intend to vigorously defend against these derivative actions. Based on the information currently available, management does not believe that the lawsuit will have a material adverse effect on the financial condition, results of operations or business of the Company. However, as the outcome of this matter is difficult to predict, significant changes in the estimated exposures could occur.

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

In November 2005, our Spanish counsel notified us that the Criminal Investigation Court dismissed the proceeding. We were advised in February 2006 that an appeal for reconsideration to the Criminal Investigation Court had been denied. The plaintiff may file an appeal to the Provincial Court of Appeal.

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

No matters were submitted to a vote for our security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for our common stock as adjusted to give effect to the three-for-two stock split that we paid in the form of a

50% stock dividend on May 19, 2004. Our stock trades on the Nasdaq National Market under the symbol “SFCC.”

	High	Low

Fiscal year ending December 31, 2004
First Quarter	$21.33	$17.33
Second Quarter	31.50	18.39
Third Quarter	35.22	25.10
Fourth Quarter	41.00	25.62
Fiscal year ending December 31, 2005
First Quarter	$43.71	$33.50
Second Quarter	39.28	27.86
Third Quarter	45.73	37.41
Fourth Quarter	45.29	12.38

Holders

As of February 16, 2006 there were approximately 85 registered holders of record of our common stock. We believe that there are approximately 7,800 beneficial owners of our common stock.

Dividend Policy

Since we became a public company, we have not paid cash dividends on our common stock. Currently, we intend to retain future earnings in order to finance the growth and development of our business. Our credit facility contains certain covenants that restrict, or may have the effect of restricting, our payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our Equity Compensation Plans as of December 31, 2005.

	Number of Securities to be		Number of Securities
	Issued Upon Exercise of	Weighted Average Price of	Remaining Available for
Plan Category	Outstanding Options	Outstanding Stock Options	Future Issuance

1999 Stock Plan approved by security holders	1,460,367	$18.59	216,063
Employee Stock Purchase Plan approved by security holders	83,582	$13.61	194,961
Stock Option Agreements not by approved security holders	862,697	$41.42	—

Recent Sales of Unregistered Securities

During the year ended December 31, 2005, we did not sell any securities which were not covered by an effective registration statement under the Securities Act of 1933.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

(d)
			(c)	Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	(a)	(b)	Purchased as Part	Shares (or Units)
	Number of	Average Price	of Publicly	That May yet be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased	Unit)	Programs(1)	Plans or Programs

January 1 — January 31, 2005	—	$—	—	$—
February 1 — February 28, 2005	—	$—	—	$—
March 1 — March 31, 2005	—	$—	—	$—
April 1 — April 30, 2005	—	$—	—	$—
May 1 — May 31, 2005	—	$—	—	$—
June 1 — June 30, 2005	—	$—	—	$—
July 1 — July 31, 2005	—	$—	—	$—
September 1 — September 30, 2005	—	$—	—	$—
October 1 — October 31, 2005	—	$—	—	$—
November 1 — November 30, 2005	100,000	$31.30	100,000	$26,700,000
December 1 — December 31, 2005	506,300	$18.36	506,300	$17,600,000
Total	606,300	$20.49	606,300	$17,600,000

(1)	SFBC initially announced its share repurchase program in 2001, authorizing it to repurchase up to 1,000,000 shares of its common stock. SFBC announced on December 2, 2005 that it had amended its share repurchase program and authorized the repurchase of up to $30 million of its common stock.

Item 6.	Selected Financial Data.

The following table sets forth selected consolidated financial data that is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere in this Report. The financial data as of December 31, 2005, 2004, 2003, 2002 and 2001, and for each of the five years in the period ended December 31, 2005, have been derived from our audited consolidated financial statements for such periods as audited by Grant Thornton LLP. Effective as of the close of business on May 19, 2004, we effected a three-for-two stock split that we paid in the form of a 50% stock dividend. All historical earnings per share numbers have been retroactively adjusted to reflect this stock split.

	2001	2002	2003	2004	2005
	(In thousands, except per share data)

Consolidated statements of operations data:
Direct revenue	$31,471	$64,740	$93,784	$148,919	$334,751
Direct costs	$18,151	$36,728	$49,241	$75,793	$191,139
Selling, general and administrative expenses	$7,556	$17,867	$29,965	$45,598	$102,343
Goodwill impairment	—	—	—	—	$20,315
Total direct costs and expenses	$25,707	$54,595	$79,206	$121,391	$313,797
Earnings from operations	$5,764	$10,145	$14,579	$27,529	$20,954
Interest expense-net
Interest income	$359	$447	$272	$1,346	$891
Interest (expense)	$(27)	$(282)	$(427)	$(2,691)	$(12,017)

Earnings before taxes	$6,096	$10,310	$14,424	$26,183	$9,828
Income tax expense	$2,276	$2,442	$2,842	$6,199	$4,496

Earnings before minority interest	$3,820	$7,868	$11,582	$19,985	$5,331

Minority interest in joint venture	—	—	—	$326	$552

Net earnings	$3,820	$7,868	$11,582	$19,659	$4,779

Earnings per share
Basic	$0.63	$0.74	$0.99	$1.31	$0.27
Diluted	$0.54	$0.70	$0.92	$1.25	$0.26

	As of December 31,
	2001	2002	2003	2004	2005

Consolidated balance sheet data:
Cash and cash equivalents	$39,103	$6,361	$56,020	$24,909	$30,668
Accounts receivable, net	$10,454	$21,754	$32,858	$98,067	$117,872
Working capital	$44,593	$20,805	$79,381	$51,097	$51,594
Total assets	$60,484	$85,959	$173,051	$558,187	$572,537
Long term debt, including current portion	$9	$4,148	$5,651	$277,517	$168,223
Stockholders’ equity	$54,631	$68,559	$149,943	$172,415	$282,282

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes included in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those contained in the discussion on forward-looking statements and those contained in “Risk Factors” contained in Item 1A of this Report. We disclaim any intention or obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

Prior to 2005, we grew significantly through organic growth and acquisitions. In 2005, we did not complete any acquisitions. Our organic revenue growth was approximately 22% in 2005 in spite of a significant reduction of revenues in the second half of the year at our Miami facility. Excluding the impact of a one-time non-cash goodwill impairment charge of $20.3 million at our Miami facility, and despite a reduction in profitability at our Miami facility, we experienced strong earnings from operation at PharmaNet, Anapharm and all of our other subsidiaries excluding Ft. Myers.

The table below reflects the length of time each of our principal operating subsidiaries operated during each year for which we present audited financial statements in this Report.

Number of months each principal operating subsidiary is included in operating results:

	2005	2004	2003(1)

SFBC Miami	12	12	12
SFBC Ft. Myers	12	12	12
SFBC Analytical	12	12	12
Anapharm	12	12	12
SFBC Charlotte(1)	12	12	12
SFBC New Drug Services(1)	12	12	12
Clinical Pharmacology Associates(2)	12	12	5
SFBC New Drug Services Canada(3)	12	12	6
SFBC Taylor Technology	12	5	0
PharmaNet(4)	12	0	0

(1)	We merged SFBC Charlotte into SFBC New Drug Services in April 2003. In 2005, the former SFBC New Drug Services was divided into two entities. The early stage portion was operated as a stand alone entity, Clinical Pharmacology Services. The late stage portion was merged into PharmaNet operations.

(2)	Included in SFBC Miami.

(3)	SFBC New Drug Services Canada was a 49% subsidiary of SFBC from March 15, 2002 through June 2003 and its results were reported during that time using the equity method.

(4)	As a result of our acquisition of PharmaNet on December 22, 2004, PharmaNet’s net revenue and operating expenses (excluding amortization of intangibles) during the nine-day period had a net neutral effect on net earnings and were not included in our financial results for 2004.

Highlights for 2005 include:

•	Our direct revenue increased to approximately $334.8 million from approximately $148.9 million;

•	Our net earnings decreased from approximately $19.7 million to approximately $4.8 million primarily as a result of a one time non-cash goodwill impairment charge of approximately $20.3 million incurred in our Miami operations;

•	Our earnings per share decreased from $1.25 to $0.26 per share primarily as a result of a one time non-cash goodwill impairment charge of approximately $20.3 million, incurred in our Miami operations;

•	We reduced the amount borrowed on our credit facility from $125.0 million to $17.0 million primarily as a result of our March 2005 public offering and we incurred non-cash write-offs of deferred financing charges of approximately $3.3 million as a result of this paydown and amendments on our credit facility;

•	Net cash provided by operating activities was approximately $49.4 million;

•	We purchased land in Quebec City, Canada intended to house a new expanded facility for Anapharm’s operations;

•	Excluding allocation of corporate overhead, our late stage subsidiary, PharmaNet, which we acquired on December 22, 2004, had recorded direct revenue of $157.5 million and pre-tax earnings of approximately $18.5 million in pre-tax profits from operations which includes a loss of approximately $1.4 million from the merged operations of SFBC New Drug Services and the late stage Canadian business;

•	Excluding allocation of corporate overhead, Anapharm had record direct revenue of $86.5 million and pre-tax earnings of $15.4 million;

•	Our Miami operations were significantly affected by the events described in Item 1 of this Report which resulted in a $20.3 million impairment charge. The events also led to an approximate $3.8 million severance charge. Additionally, we incurred additional legal costs of approximately $0.7 million resulting to the events which affected this facility;

•	While our Miami subsidiary’s direct revenue increased by approximately 20.9% to $58.7 million, its direct revenue and earnings from operations fell significantly in the second half of the year, particularly in the fourth quarter.

Our net revenue consists primarily of fees earned for services performed under contracts with branded pharmaceutical, biotechnology and generic drug company clients. Typically, a portion of our contract fee is due upon signing of the contract, and the majority of the contract fee is generally paid in installments upon the achievement of certain agreed upon performance milestones. Because PharmaNet’s contracts are generally larger and longer in duration, it typically receives larger advance payments. Our contracts are generally terminable immediately or after a specified period following notice by the client. These contracts usually require payment to us of expenses to wind-down a study, fees earned to date, and in some cases a termination fee. Prior to the acquisition of PharmaNet, since most of our contracts were early stage trials which are of short duration, we did not experience any significant terminations of contracts in progress. PharmaNet, whose trials are primarily late stage, typically performs services under long-term contracts which are subject to a greater risk of delay or cancellation. PharmaNet believes that its late stage cancellation rate for 2005 and 2004 was below industry averages. There can be no assurances that material cancellations will not occur in the future.

In our long-term late stage contracts we have historically reported net revenue, which amounts include any reimbursed out-of-pocket expenses consisting of travel and other expenses. As a result of our acquisition of PharmaNet, beginning in 2005 we began reporting revenue line items consisting of direct revenue and reimbursed out-of-pockets, together with an expense line item for reimbursable out-of-pocket expenses which will consist of travel and other expenses for which we are reimbursed by our clients.

As described separately above, in 2005 we began recording our recurring operating expenses in three primary categories: (1) direct costs, (2) selling, general and administrative expenses and (3) reimbursable out-of-pocket expenses. Direct costs consist primarily of participant fees and associated expenses, direct labor and employee benefits, facility costs, depreciation associated with facilities and equipment used in conducting trials, and other costs and materials directly related to contracts. Direct costs as a percentage of net revenue vary from period to period, due to the varying mix of contracts and services performed and to the percentage of revenue arising from our Canadian operations, which generally have higher direct costs. Selling, general and administrative costs consist primarily of administrative payroll (except for PharmaNet) and overhead, advertising and public relations expense, legal and accounting expense, travel, depreciation and amortization related to amortizable intangibles. PharmaNet includes all payroll related costs as part of direct costs, and all office costs and depreciation as part of selling, general and administrative costs.

The gross profit margins on our contracts vary depending upon the nature of the services we perform for our clients. Gross profit margins for our early stage clinical development trials and bioanalytical services generally tend to be higher than those for our late stage trials, management and other services that we perform. Within our early stage business, our gross profit margins are generally higher for trials which involve a larger number of participants, a longer period of study time and/or the performance of more tests. Gross profit margins for our services to branded drug clients generally tend to be higher than those for generic drug clients. In addition, our gross profit margins will vary based upon our mix of domestic and international business. Gross profit margins are calculated by dividing the gross margin excluding by direct revenue.

Excluding the impact of our non-cash impairment charge of $20.3 million which created no tax benefit, our effective tax rate was 14.9% in 2005, 23.7% in 2004, and 19.7% in 2003. In 2005 our tax rate dropped significantly due to the increased interest expense, and a greater proportion of earnings generated from outside of the United States than in previous years. These earnings came primarily in Canada where Anapharm operates and in Europe where PharmaNet operates and generates significant revenue. Our future effective tax rate will be dependent on the amount of the tax credits we receive in connection with our Canadian operations, our income overseas where PharmaNet operates, statutory tax rates in those overseas jurisdictions and the relative contribution of our domestic and foreign operations to our consolidated pre-tax income.

Critical Accounting Estimates

The preparation of SFBC’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that we believe to be reasonable under the circumstances. These estimates and SFBC’s actual results are subject to the “Risk Factors” contained at the end of this section.

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

Our later stage contracts, including many of PharmaNet’s contracts, generally average approximately two years in duration but they can extend for multiple years. With these long-term, fixed price contracts, revenue is recognized as services are performed on a percentage-of-completion basis. Generally, with long-term contracts, a portion of the contract fee is paid prior to the time the trial is initiated. We recognize revenue from these advances only when services are actually performed. Additional payments may also be made based upon the achievement of milestones over the contract duration.

In the event a contract is terminated, most of our contracts typically require payment to us of expenses to terminate the study, fees earned to date and, in some cases, a termination fee or a payment to us of some portion of the fees or profits that could have been earned by us under the contract if it had not been terminated early. Termination fees are included in net revenue when realization is assured.

Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in revenue when earned and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement.

Direct costs include all direct costs related to contract performance and, in the case of PharmaNet, all payroll related costs. Selling, general and administrative costs are charged to expense as they are incurred. Changes in job performance and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Due to the inherent uncertainties in estimating costs, it is possible that the estimates used will change in the near term and that the change could be material. The uncertainties which can affect our estimates include changes in scope of contracts and unforeseen costs which cannot be billed to the client such as increased costs associated with recruiting special populations for studies. In the past, our estimates of these uncertainties have not materially affected our revenue or cost recognition, and we do not anticipate making material changes to our method of estimating costs in the future. As described in the overview above, included in revenue and direct costs are pass through costs for which we are reimbursed by our clients. Because these amounts became material due to our acquisition of PharmaNet, we now comply with EITF 01-14 and provide a separate line item for reimbursed out-of-pockets under revenue and a separate line item for reimbursable out-of-pocket expenses under direct costs.

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

Income Taxes.  Significant management judgment is required in developing our provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. On a quarterly basis, we evaluate our ability to realize our deferred tax assets and adjust the amount of our valuation allowance, if necessary. As a result of our acquisition of PharmaNet, we now maintain offices in 16 countries. We are subject to audit in each of the taxing jurisdictions in which we operate. Due to the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.

As a result of the acquisition of PharmaNet, our balance sheet reflects certain valuation allowances related to our ability to realize foreign tax loss carryforwards as of December 31, 2005. If the estimates utilized in connection with establishing the valuation allowance prove inaccurate, resulting increases or decreases in the valuation allowance could be required in the future. Any future changes in valuation allowance can have a material impact on our net earnings. Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, we have determined that a valuation allowance of approximately $542,000 was required for specific foreign entities.

PharmaNet has been, and in the future may be, a party to foreign tax proceedings. We have established an estimated income tax reserve on our consolidated balance sheet to provide for potential adverse outcomes in future tax proceedings which would have an impact on the amount of goodwill reflected on our consolidated balance sheet. Also, any future foreign tax proceedings would have an impact on our results of operations if our estimates prove to be inadequate. It is possible that changes in our estimates in the future could cause us to either materially increase or decrease the amount of our income tax reserve.

With regard to earnings from foreign operations, our policy is to generally retain such earnings in the country in which they were generated. This permits us to reduce the material United States income tax liabilities which would generally arise upon repatriation of these earnings. In order to provide certain flexibility, we have structured our Canadian and Spanish operations to permit us to pay significant sums without United States income tax liability. In 2005, we repatriated funds of approximately $6.0 million from Canada on a tax-free basis. PharmaNet has not taken any similar action to date.

Goodwill.  On an annual basis, management assesses the composition of our assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. We will recognize an impairment charge if the carrying value of the asset exceeds the fair value determination. As described elsewhere in this Report, we recognized an impairment charge of $20.3 million relating to our Miami operations resulting from the write-down of the goodwill related to our acquisition of Clinical Pharmacology Associates in 2003.

Impairment of Assets.  We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. To date, we have not recognized an impairment charge of this nature. In the future, we will recognize an impairment if the carrying value of the asset exceeds the expected future cash flows.

Stock Based Compensation.  We have granted stock options to our employees at exercise prices equal to or greater than the fair value of the shares at the date of grant and accounted for these stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the statement of operations. Because we recognized that APB 25 was in the process of being rescinded, in 2004 we amended our stock option plan to provide for the granting of restricted stock and other forms of equity compensation in addition to stock options. In December 2004, APB 25 was superseded by Financial Accounting Standards Board Statement No. 123 (Revised), “Share Based Payment” (“Statement 123(R)”), which will be effective for all annual accounting periods beginning after July 15, 2005. We adopted Statement 123(R) effective as of January 1, 2006, and will be required to recognize an expense for the fair value of our outstanding stock options. Under Statement 123(R), we must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. We adopted the prospective method. The prospective option requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement 123(R). The transition method requires management to make accounting estimates.

Other Estimates.  We make a number of other estimates in the ordinary course of business relating to volume rebates, litigation, etc. Historically, changes to these estimates have not had a material impact on our financial condition. However, circumstances could change which may alter future expectations.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table summarizes our results of operations both numerically and as a percentage of direct revenue for 2005 and 2004.

	2005		2004
	(In thousands, except per share data)

Direct revenue	$334,751	100.0%	$148,919	100.0%
Direct costs	191,139	57.1	75,793	50.9
SG&A	102,343	30.6	45,598	30.6
Goodwill impairment	20,315	6.1	—	—
Interest (expense) - net	(11,126)	(3.3)	(1,345)	(0.9)
Earnings before taxes and minority interest	9,828	2.9	26,183	17.6
Minority interest in joint venture	552	0.2	326	0.2
Income tax expense	4,496	1.3	6,199	4.2
Net earnings	$4,779	1.4%	$19,659	13.2%
Earnings per share(1)
Basic	$0.27		$1.31
Diluted	$0.26		$1.25

(1)	The earnings per share have been adjusted to reflect the May 2004 three-for-two stock split as a stock dividend.

Direct revenue

Our direct revenue, which does not include out-of-pocket expenses, was approximately $334.8 million for the year ended December 31, 2005, which is an increase of approximately 125% from approximately $148.9 million for the prior year.

The primary components of this increase are:

•	PharmaNet contributed approximately $152.5 million in direct revenue;

•	An increase in Anapharm’s direct revenue from $74.9 million to approximately $86.5 million in direct revenue;

•	A significant increase in our early stage direct revenue in Miami from approximately $48.5 million to $58.7 million. However, 60% of the 2005 net revenue came in the first half, 24% in the third quarter and 16% in the fourth quarter; and

•	A full year of operations at Taylor Technology, Inc. which we acquired in July 2004.

Our direct revenue increased primarily as the result of performing or managing more clinical trials and testing more samples, increases in the size of clinical trials and price increases. Our early stage clinical trial business benefited both from strong internal growth. We have again seen an increasing number of new clients in our early stage clinical trials business in Canada; we saw the same trend in our Miami facility until the fourth quarter when certain events had, and continue to have, an adverse impact. The improvement in the Canadian dollar relative to the United States dollar contributed to our increased net revenue and direct revenue, although as discussed below, the strengthening of the Canadian dollar had a negative impact on our results of operations in 2005. In 2005, the Euro strengthened compared to the United States dollar which had a negative impact on revenue compared to 2004. However, it also had an offsetting positive impact to expenses.

Direct costs

Direct costs as a percentage of direct revenue increased from 50.9% to 57.1% for the year ended December 31, 2005 compared to the same period in the prior year. This increase is primarily attributable to the inclusion of the direct costs of PharmaNet and significant increase in direct costs at our Miami facility. Our late stage business at PharmaNet generally has higher direct costs than our early stage business. Direct revenue in Miami increased substantially in the first half of 2005, and as a result we increased our personnel significantly. We did not begin to reduce our staff in Miami until late December 2005 because we believed that the reduction in revenue in the second half was temporary. Once we realized that the deadline was not temporary, we began to reduce personnel in Miami. If revenue in Miami further declines, we will not be able to make similar staffing reductions and therefore the percentage of direct costs as a percentage of direct revenue would increase. On a going forward basis we expect that direct cost as a percentage of direct revenue will vary due to the mix of contracts within our early stage and late stage business.

Gross profit margins

Our gross profit margins were 42.9% in 2005 compared to 49.1% in 2004. Our gross profit margins declined in 2005 with the addition of PharmaNet’s late stage business which has higher average employee compensation. Also, our Miami subsidiary had significant declines in its gross profit margins compared to historic levels due to its additional staffing inconsistent with lower revenue levels in the second half of 2005.

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

Selling, general and administrative expenses

Our selling, general and administrative expenses, or S,G&A expenses, increased by approximately 124% in 2005 over 2004.

The increase in total S,G&A expenses is primarily due to the acquisition of PharmaNet, the expansion of our business, including additional administrative and other personnel costs, health and casualty insurance, depreciation expense, facility costs, and public company expenses including professional fees, insurance coverages and the costs associated with Section 404 of the Sarbanes-Oxley Act costs. Additionally in 2005 we incurred approximately $3.8 million in severance charges and approximately $0.7 million of additional legal fees and other costs associated with the events affecting our Miami facility as described throughout this Report.

Our loss from foreign currency transactions decreased to approximately $0.7 million in 2005 from approximately $2.0 million in 2004.

S,G&A expenses as a percentage of direct revenue remained at 30.6% in 2005 as compared to 2004.

Depreciation expense increased from approximately $5.5 million in 2004 to $12.9 million in 2005 or an increase of 134%. Depreciation is included in both the direct costs and S,G&A expense line items in our financial statements. This increase is primarily attributable to inclusion of a full year of operations at PharmaNet and to a lesser extent to the purchase of our Miami facility which houses one of our early stage clinical operations and a clinical laboratory. We previously leased this facility. The increase is also attributable to significant new purchases of bioanalytical equipment consistent with the growth of bioanalytical revenue and leasehold improvements including the buildout of our new Toronto, Canada bioanalytical laboratory.

S,G&A expenses include amortization which arose from the intangible assets we acquired in connection with various acquisitions. Amortization expense increased from approximately $1.4 million in 2004 to approximately $4.0 million in 2005 or an increase of 178% primarily as a result of the PharmaNet acquisition.

We expect amortization expense to decrease to approximately $3.0 million in 2006 as a result of the full amortization in 2004 of certain intangible assets at our Miami facility.

Interest income (expense)

Our interest expense increased to $12.0 million for the year ended December 31, 2005, compared to $2.7 million for the year ended December 31, 2004. Interest expense includes recurring non-cash amortization and write-off of deferred finance costs. This increase is primarily attributable to a full year in 2005 of interest expense in 2005 on our $143.75 million convertible notes issued in August 2004, which bear interest at an annual interest rate of 2.25%, and due to interest expense on our credit facility entered into in December 2004. During the period ended March 31, 2005, we incurred a non-cash charge of approximately $2.2 million related to the write-off of deferred charges due to repayment of $70.0 million on the term loan. In June 2005 we incurred an additional non-cash charge of $1.1 million as a result of the amendment and repayment of approximately $38.0 million on the term loan. As of December 31, 2005 and March 31, 2006 the balance outstanding on our credit facility was $17.0 million excluding accrued interest.

The current interest rate on this variable rate facility as of March 22, 2006 is approximately 7.1%. The remaining deferred financing costs of approximately $7.0 million relating to convertible notes and the remaining credit facility will be amortized over a period of between five and six years and will be charged to interest expense. In order to save interest charges on funds we are not borrowing, we may decide to reduce the maximum borrowing capacity of our credit facility. This would require us to write-off additional deferred financing charges. The write-off of deferred financing charges may exceed the non cash interest savings for the year in which we reduce the maximum borrowing capacity.

Interest income for the year ended December 31, 2005 was $0.9 million compared to $1.3 million for the same period in 2004. The decrease is primarily attributable to average reduced cash balances during the year as a result of loan repayments during 2005. Interest expense on the loans significantly exceeded interest yields on available cash balances.

Income tax expenses

Excluding the impact of the non-cash goodwill write-off of $20.3 million, which did not generate a tax benefit, our effective tax rate for 2005 was 14.9% compared to 23.7% for 2004. This decrease was primarily attributable to a greater percentage of earnings generated from our foreign operations relative to our consolidated earnings. The effective tax rate from our United States operations is substantially greater than our effective tax rate in Canada where Anapharm operates and several key European countries where PharmaNet operates. As described elsewhere in this Report, Anapharm receives significant tax credits from the government of Canada relating to its research and development expenses. These credits lower our effective tax rate in Canada and in other countries where we operate. We expect the nature of Anapharm’s business and the generation of significant tax credits to continue; however, there can be no assurance as to the future amount of these credits on a quarterly or annual basis due to the mix of contracts and the related amounts of research and development activity. PharmaNet generates approximately 66% of its net earnings from foreign operations. PharmaNet’s non-U.S and non-Canadian operations are based in Zumikon (Zurich) Switzerland where the effective tax rate of approximately 10% is lower than the United States. The Swiss office subcontracts all work to the non-U.S. and non-Canadian PharmaNet offices, and reimburses these offices for their operating costs, plus provides a 3%-5% markup (depending on transfer pricing analysis) on those operating costs. The residual income in these non-U.S. and non-Canadian offices are taxed at their statutory rate which is generally 10% to 37%.

Our future effective tax rate will also be dependent on a number of factors, including:

•	the relative profits generated primarily in the United States, Canada and Europe;

•	our ability to utilize Canadian tax credits;

•	the applicable foreign tax rates then in effect; and

•	transfer pricing.

We expect our effective tax rate in 2006 to increase as a result of (i) less interest expense including the elimination of one time charges related to the pre-payment of our credit facility, and (ii) the elimination of severance costs thus contributing to increased earnings for U.S. operations.

Earnings per share

Net earnings decreased from approximately $19.7 million in 2004 to approximately $4.8 million for the year ended December 31, 2005, a decrease of 76%. The following information with respect to our earnings per share and the number of shares outstanding gives effect to our May 2004 3-for-2 stock split. On a fully diluted basis, our earnings per share decreased from $1.25 in 2004 to $0.26 for the year ended December 31, 2005.

The principal reason for the decrease in net earnings was the one time goodwill impairment charge of $20.3 million related to our Miami facility. Additionally, we incurred approximately $3.8 million in severance costs associated with the December 31, 2005 resignations of our former chief executive officer and former president and chairman. These factors offset the strong earnings contributions from Anapharm and PharmaNet.

The weighted average number of shares outstanding used in computing earnings per share on a diluted basis increased from 15,753,815 for the year ended December 31, 2004 to 18,356,030 shares for the year ended December 31, 2005. The increase in the number of fully diluted shares resulted primarily from inclusion of the 3,500,000 shares issued by SFBC in a public offering in March 2005, offset by the repurchase of 606,300 shares in November and December 2005. We have issued 323,000 (including 15,000 issued to an executive on March 31, 2006) shares of restricted stock or restricted stock units (at the election of each grantee) in 2006 to two executive officers, senior executives and two independent directors. Additionally we will issue restricted stock or restricted stock units (at the election of each grantee) to our independent directors upon their election this summer and expect to issue shares of restricted stock and restricted stock units to our new chief executive officer in connection with his new employment agreement. The restricted stock or the restricted stock units to be issued to our independent directors vest over time, and the equity grants to our new chief executive officer are currently being negotiated. We may also be required to issue $500,000 of restricted stock as additional consideration relating to the Clinical Pharmacology Associates acquisition. Further, if the average stock price of our common stock during a reporting period is greater than $41.08, then shares reserved for issuance on possible conversion of our convertible senior notes will be included in calculating diluted shares outstanding in an amount equal to the difference between the “conversion amount” and the outstanding principal amount divided by $41.08. The conversion amount will, for this purpose, be the principal amount divided by $41.08 multiplied by the average stock price during the period.

Our balance sheet contains an item entitled “Accumulated other comprehensive earnings.” This has no impact on our statement of earnings and reflects the strengthening primarily of the Canadian dollar and Euro relative to the United States dollar and is calculated on December 31st. In the future, other comprehensive earnings may increase or decrease depending upon the movement of various foreign currencies relative to the United States dollar and based upon the level of inter-company activity outside of the United States.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The following table summarizes our results of operations both numerically and as a percentage of net revenue for 2004 and 2003.

	2004		2003
	(In thousands, except per share data)

Direct revenue	$148,919	100.0%	$93,784	100.0%
Direct costs	75,793	50.9	49,241	52.5
SG&A	45,598	30.6	29,965	32.0
Interest Expense (Income)	(1,345)	(0.9)	(155)	(0.1)
Earnings before taxes and minority interest	26,183	17.6	14,424	15.4
Minority Interest in Joint venture	326	0.2	—	0.0
Income tax expense	6,199	4.2	2,842	3.0
Net earnings	$19,659	13.2%	$11,582	12.3%
Earnings per share(1)
Basic	$1.31		$0.99
Diluted	$1.25		$0.92

(1)	The earnings per share have been adjusted to reflect the May 2004 three-for-two stock split as a stock dividend.

Direct revenue

Our direct revenue was approximately $148.9 million for the year ended December 31, 2004, which is an increase of approximately 58.8% from approximately $93.8 million for the prior year. Our increase stems from both internal growth and our acquisitions.

The primary components of this increase are:

•	An increase in Anapharm’s consolidated revenue from $49.3 million to approximately $74.9 million;

•	A significant increase in our United States Phase I and Phase II revenue;

•	A full year of operations from Clinical Pharmacology;

•	Our acquisition of Taylor Technology, Inc.; and

•	A full year of operations from SFBC Anapharm Europe.

Our direct revenue increased primarily as the result of performing or managing more clinical trials and testing more samples, increases in the size of clinical trials and price increases. Our early stage clinical trial business benefited both from strong internal growth and from a full year of operations from Clinical Pharmacology. Another important contributor of our growth and net revenue was the increased size and effectiveness of our business development group or sales force. In 2004, we saw an increasing number of new clients in our early stage clinical trials business in the United States and Canada. Finally, the improvement in the Canadian dollar relative to the United States dollar contributed to our increased revenue, although as discussed below, the strengthening of the Canadian dollar had a negative impact on our results of operations in 2004.

Direct costs

Direct costs as a percentage of direct revenue decreased from 52.5% to 50.9% for the year ended December 31, 2004 compared to the same period in the prior year. Consistent with the growth in our revenue in 2004, our direct costs increased but to a lesser amount on a percentage basis. The principal factors were increased personnel expenses, recruiting expenses, subject related payments and expenses, and reimbursable out-of-pocket expenses related to our late stage business as SFBC New Drug Services, Inc.

Gross profit margins

Our gross profit margin was 49.1% in 2004 compared to 47.5% in 2003. Our gross margins increased in 2004 due to decreased direct costs as a percentage of direct revenue. In 2004, we were able to generate increased revenue at substantially all of our locations without a proportionate increase in direct costs. This is primarily attributable to obtaining more efficiency from our workforce which is relatively fixed in nature and does not vary directly with increased revenue.

Selling, general and administrative expenses

Our selling, general and administrative expenses, or S,G&A expenses, increased by 52.2% in 2004 over 2003.

The increase in total S,G&A expenses is primarily due to the expansion of our business, including additional administrative and other personnel costs, health and casualty insurance, depreciation expense, facility costs, public company expenses including professional fees and the costs associated with Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, our loss from foreign currency transactions increased to approximately $2.0 million in 2004 from approximately $1.64 million in 2003.

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

Earnings per share

Net earnings increased from approximately $11.6 million to approximately $19.7 million for the year ended December 31, 2004 compared to the prior year, an increase of 69.7%. The following information with respect to our earnings per share and the number of shares outstanding gives effect to our May 2004 3-for-2 stock split. On a fully diluted basis, our earnings per share increased from $0.92 to $1.25 for the year ended December 31, 2004 compared to the same period in the 2003, an increase of 35.7%. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from 12,534,537 for the year ended December 31, 2003 to 15,753,815 for the year ended December 31, 2004. The principal reasons for the increase in net earnings were the contributions from our Canadian operations, principally at Anapharm, contributions from our Miami facility, which included 12 months of earnings from Clinical Pharmacology, and the significant earnings from Taylor Technology, which we acquired in July 2004. The increase in the number of fully diluted shares resulted primarily from inclusion for a full year of the 3,000,000 shares issued by SFBC in a public offering in November 2003, the issuance of approximately 134,000 shares in connection with the Taylor Technology acquisition in July 2004, the issuance of approximately 259,000 shares in connection with the PharmaNet acquisition in December 2004, the increased dilutive effect of stock options due to the increase in our common stock price and the exercise of approximately 447,000 options during the year. Additionally, the number of fully diluted shares outstanding at December 31, 2003 included only part of the shares we issued to acquire Clinical Pharmacology in 2003 because we purchased this business in August 2003.

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

Liquidity and Capital Resources

For 2005, net cash provided by operating activities was approximately $49.4 million in contrast to approximately $17.1 million of net cash provided by operations in 2004. The change is primarily due to the substantial increase in net earnings before depreciation and amortization and client advances, offset by a significant increase in accounts receivable, arising from the growth of our business in 2005.

For 2005, net cash used in investing activities was approximately $28.6 million compared to approximately $281.2 million used in investing activities in 2004. The principal reasons for this decrease in 2005 resulted from 2004 uses of approximately $250.1 million of cash used to fund our acquisitions of PharmaNet and Taylor Technology, and our purchase of approximately $5.8 million of marketable securities in 2004. In 2005, we paid approximately $9.9 million in additional purchase consideration to the former shareholders of PharmaNet, Clinical Pharmacology Associates and New Drug Services, Additionally, we incurred $22.5 million in capital expenditures comprised primarily of equipment, computer software, land in Quebec City, Canada in December 2005 and leasehold improvements consistent with the growth of our business.

During 2005, net cash of approximately $14.3 million was used in financing activities compared to net cash provided by financing activities of approximately $232.1 million in 2004. The decrease was primarily attributable to the receipt in 2004 of net proceeds of approximately $132.5 million (after expenses) from an offering of convertible notes in August-September 2004, our borrowing of $120.0 million under the term loan and $5.0 million under the revolving line of credit of our credit facility a substantial portion of which was used to finance the acquisition of PharmaNet. This is offset by approximately $25.0 million used to repurchase our common stock. In 2005 we generated approximately $108.0 million in net proceeds from a public offering of common stock and repaid approximately $108.0 million of our credit facility. Additionally in 2005, we repurchased approximately $12.4 million in treasury stock which was recently retired.

On December 22, 2004, SFBC entered into a $160.0 million credit facility from a syndicate of banks arranged by UBS Securities LLC. The facility consisted of a term loan in the amount of $120.0 million and a revolving line of credit in the maximum amount of $40.0 million. Borrowings under the credit facility provided a portion of the consideration used to acquire 100% of the stock of PharmaNet. As a result of SFBC’s March 10, 2005 public offering, we prepaid $70.0 million toward the term loan on March 17, 2005, reducing the outstanding balance to $50.0 million. As a result of this prepayment SFBC incurred a non-cash write-off of deferred loan costs of approximately $2.2 million.

On June 14, 2005, SFBC entered into a $90.0 million Amended and Restated Credit Agreement, or the Amendment. As a result of this Amendment, we eliminated the term loan portion of the facility and increased the amount of the revolving line of credit facility from $40.0 million to $90.0 million. Also, as a result of paying off the term loan, SFBC incurred an additional non-cash write-off of approximately $1.1 million of deferred loan costs. The Amendment also gave SFBC the ability to expand the amended credit facility through the addition of an unfunded $50 million accordion feature. Prior to the Amendment the credit facility bore interest at the rate of 300 basis points above LIBOR for the term loan and 275 basis points above LIBOR for the revolving credit facility. We were also required to make quarterly principal payments and, beginning January 1, 2006, sweep 50% of our excess cash flow, as defined, to reduce the principal balance of the term loan. Under the new credit facility, the interest rate was reduced from 275 to 225 basis points above LIBOR, no principal payments are required until maturity on December 2009, and the excess cash flow sweep requirement was effectively eliminated. The interest rate was scheduled to drop to 175 basis points above LIBOR effective January 1, 2006, however, due to the defaults which were waived, the interest rate remained at 225 basis points above LIBOR pending renegotiation of the credit facility.

Prior to the Amendment, we had approximately $49.0 million due under the term loan and $5.0 million due under the revolving line of credit. We used approximately $30.0 million of our existing cash, not including payment of accrued interest and closing costs, and borrowed $19.0 million under the revolving line of credit to repay the term loan. As of the close of business on December 31, 2005, 2005 and March 17, 2006, our outstanding balance under the credit facility was approximately $17.0 million. The credit facility is secured by substantially all of our United States assets and is due in December 2009.

Under the terms of the credit facility, SFBC must comply with certain restrictive covenants requiring it to maintain certain leverage, interest coverage and fixed charge coverage ratios and limiting its annual capital expenditures. Also, the credit facility contains certain covenants that restrict, or may have the effect of restricting, SFBC’s payment of dividends.

During 2006, we expect to incur materially lower interest expense as a result of significantly lower outstanding loan balances. In order to save interest charges on funds we are not borrowing, we may decide to reduce the maximum borrowing capacity of our credit facility. This would require us to write-off additional deferred financing charges. The write-off of deferred financing charges may exceed the non cash interest savings for the year in which we reduce the maximum borrowing capacity.

We recently received a waiver relating to violations of our credit facility. The violations occurred primarily as a result of the $20.3 million impairment discussed above and the December 31, 2005 severance agreements with our former senior management. We cannot currently borrow under the credit facility. We are negotiating with our lenders another amendment to the credit facility but there can be no assurances we will be successful. Without a further amendment, we are in violation of the covenants contained in our credit facility as of March 31, 2006. This is because certain covenants use our results of operations over a trailing 12 months period. Thus, the December 31, 2005 impairment charge and severance costs cause us to violate these covenants at March 31, 2006.

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

At March 21, 2006, we had approximately $44.1 million in cash and cash equivalents. Based upon our cash balances, our cash flows from operations and the anticipated amendment of the credit facility which will enable us to borrow funds if necessary, we believe we have adequate working capital to meet our operational needs for the next 12 months. We expect to start construction of our new Anapharm headquarters facility in Quebec City, Canada imminently. Our plan is to engage in a sale/leaseback transactions where we find an investor to purchase the land from us and complete construction, which we anticipate will be completed by the second quarter of 2007. While we believe that we will be able to consummate this transaction, and are currently engaged in meaningful discussions, we cannot assure you we will be successful. If we do not complete the sale/leaseback transaction, we will incur additional capital expenditures which may exceed the allowable limits in our credit facility and may require us to pay off the credit facility. This could result in material adverse consequences and affect our future liquidity. Additionally, our leases in Quebec City expire in June and August 2007. If we encounter construction delays which extend beyond expiration of our leases, our future results of operations in 2007 may be materially and adversely affected.

Previously, a significant component of our business strategy was to seek to make acquisitions that are accretive to earnings and meet certain operational requirements. Given current conditions relating to our Miami subsidiary, we have less of a focus on making further acquisitions. However, our management continues to assess acquisition opportunities. If we consummate any acquisitions, we expect to use our existing cash, our credit facility and, if necessary, obtain additional debt or equity financing to fund any such acquisitions. Except for stock issued in connection with the Clinical Pharmacology Associates earn-out described below, restricted stock issued in lieu of options, stock issued under our Employee Stock Purchase Plan or the possibility of issuing stock in connection with an accretive acquisitions and the commitments noted below, we do not currently anticipate issuing any of our common stock during 2006.

In July 2005, we paid $5.5 million in additional merger consideration to former PharmaNet stockholders pursuant to our merger agreement with PharmaNet. The merger agreement provided that additional merger consideration was payable if working capital at the closing date, as determined, exceeded an agreed upon amount.

Under the terms of the acquisition agreement with SFBC, Taylor Technology shareholders were required to deliver $3.0 million in working capital, as defined, to SFBC. This amount was subject to a one year measurement period subsequent to the July 2004 closing, to record adjustments, if any, to amounts delivered to SFBC in July 2004. On August 2, 2005 SFBC paid Taylor Technology shareholders approximately $557,000 for delivering to SFBC working capital in excess of the $3.0 million level.

When we purchased the stock of Clinical Pharmacology Associates in August 2002, we agreed to pay its former shareholders up to $9.0 million in additional purchase consideration based upon the revenue of our Miami clinical trials facility into which Clinical Pharmacology was integrated. A total of $4.0 million was paid to them in each of August 2003 and 2004, one-half in cash and one-half in our common stock. We may be obligated to pay the former shareholders of Clinical Pharmacology Associates an additional $1.0 million in additional earn-out (in equal amounts of cash and common stock) for the 12 month period ending June 30, 2006, if certain future operating milestones are achieved. Based upon the revenue generated from our Miami facility during the current 12 month period ending June 30, 2006, it is likely that we will be required to pay the former Clinical Pharmacology Associates shareholders the remaining $1.0 million of earn-out, one-half in cash and one-half in common stock.

We anticipate spending $18.0-19.0 million in capital asset expenditures for 2006, consisting primarily of new equipment to create extra capacity and facilities, the anticipated remediation of the Miami facility and for future growth including our new Toronto clinical trials facility. This level of capital expenditures assumes, as discussed in this Report, that we will be successful in entering into a sale/leaseback transaction relating to our new Quebec City facility. Additionally, the $18.0-19.0 million includes an estimate of $4.0 million to remediate the Miami property. In the event we are unsuccessful in entering into a sale leaseback transaction, or our costs remediating the Miami facility exceed $4.0 million, our capital expenditures could exceed $30.0 million for 2006. Because we are uncertain as to whether we will appeal our Building Department classification or if we do appeal, whether we will be successful, we are uncertain as to whether we must meet enhanced fire safety standards. Therefore, we cannot presently determine the additional costs we will incur. Under our current credit facility, we can spend $22.0 million in 2006 for capital expenditures. As stated elsewhere in this Report, we cannot borrow on the line of credit unless we are successful in amending the credit facility. In such event, we would be required to pay off the credit facility.

Contractual Obligations

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Credit Facility and Line of Credit Obligations(1)	$17,000,000	$17,000,000	—	—	—
Convertible Notes	143,750,000	—	—	—	143,750,000
Interest on Convertible Notes	61,453,125	3,234,375	6,468,750	6,468,750	45,281,250
Capital Lease Obligations	7,532,624	3,071,051	3,729,732	731,841	—
Operating Lease Obligations	71,088,306	13,999,772	24,091,514	18,199,033	14,797,987
Purchase Obligations(2)	16,229,970	14,288,782	1,941,188	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	2,455,992	2,227,996	227,996	—	—

Total	$319,510,017	$53,821,977	$36,459,180	$25,399,624	$203,829,237

(1)	The $17.0 million is presently due in 2009. It is listed as due in less than one year solely because of the credit facility violations at December 31, 2005, which were subsequently waived.

(2)	Currently Anapharm is contractually committed to build a 100,000 square foot building estimated to cost approximately $15,000,000. Anapharm has indicated to the builder that it wishes to expand the size of the building to approximately 150,000 square feet. The extra 50,000 square feet is anticipated to cost an additional amount of approximately $7,000,000. Anapharm has indicated to third parties that it is interested in entered into a sale leaseback transaction including the sale of the underlying land it purchased for $1.6 million in December 2005. Anapharm will not enter into a contractual agreement to build the extra 50,000 square foot unless it can be assured of entering into a sale leaseback arrangement. Consequently, the $7,000,000 has been excluded from the contractual obligation table.

Off Balance Sheet Commitments

It is likely that we will be required to pay the former shareholders of Clinical Pharmacology Associates the full $1.0 million earn-out for the 12 month period ending June 30, 2006 in equal amounts of cash and common stock.

Under our agreement with our joint venture partner in Spain, we are required to fund the working capital of SFBC Anapharm Europe. Because that operations provides significant cash flow from operations, we have not had to provide it any working capital nor do we expect to be required to do so in the immediate future.

When we purchased SFBC New Drug Services, Inc. in 2002, we agreed to pay the seller additional purchase consideration based upon SFBC New Drug Services’ future operating results over a three year period commencing September 30, 2002. Although SFBC New Drug Services was profitable, except for $525,000 in guaranteed payments, we have not paid any additional purchase consideration. Beginning in 2005, we began tracking on a stand alone basis the core business of that subsidiary as it existed as of the date of acquisition In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2005 and PharmaNet began operating our Charlotte, NC based late stage business. As a result, we entered into an amendment of our earn-out agreement. Based upon the profitability of the core business, we are paying it $2 million, payable concurrently with the filing of this Report.

New Accounting Pronouncements

In December 2004, the FASB issued Statement 123(R) which addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal eliminates use of APB Opinion No. 25, Accounting for Stock Issues to Employees, and requires such transactions to be accounted for using a fair value-based method and recording compensation expense rather than optional pro forma disclosure. The new standard substantially amends SFAS 123. Statement 123(R) is effective for all annual reporting periods beginning after July 15, 2005. SFBC will adopt Statement 123(R) effective on January 1, 2006 and will be required to recognize an expense for the fair value of its unvested outstanding stock options in future financial statements. Based upon stock options currently issued and outstanding that were unvested as of December 31, 2005, the expected compensation expense for 2006 will be approximately $593,000, calculated by using the Black-Scholes method. Under Statement 123(R), we may or may not use a different method of estimating option expenses. This $593,000 estimate may change if we issue additional stock options in 2006, whether or not they are vested. This estimate does not include expenses for stock rights issued under SFBC’s Employee Stock Purchase Plan.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be retrospectively applied. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our condensed consolidated financial statements.

Forward-Looking Statements

There are a large number of forward-looking statements in this Report within the meaning of the Private Securities Litigation Reform Act of 1995 including statements relating to the expected percentage of our net revenue derived from our late stage business in 2006, industry trends and information, our ability to remain competitive in our Miami facility, our ability to implement a sale/leaseback arrangement for the construction of our Quebec City headquarters for Anapharm, our ability to implement our strategy described in Item 1 of this Report, our ability to deal with all of the matters listed under “Issues Relating to Our Miami Facility” contained in Item 1 of this Report including remediating the structural and other Building Department issues, remediating the fire violations, resolving any parking issues, resolving the land lease litigation, our future plans with regard to a new facility in Miami, resolving the FDA issues, the impact of future requests made by the United States Senate Finance Committee, the resolution of all other pending litigation, the impact of the tuberculosis incident in our Montreal facility, the results anticipated by our backlog, the anticipated 2006 results of operations for our Miami subsidiary, our anticipated decrease in amortization expense, the amortization period for the remaining deferred financing costs, our future effective tax rate, the securities we issue in 2006, our ability to amend our credit facility, the payment of an additional earn-out to the former shareholders of Clinical Pharmacology Associates, our anticipated 2006 capital expenditures, our 2006 costs of compliance of Section 404 of the Sarbanes-Oxley Act, our ability to remediate our material weaknesses, and the impact of foreign currency transaction costs and the effectiveness of any hedging strategies that we implement. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see Item 1B of this Report and our filings with the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in some of our financial instruments. These instruments are carried at fair value on our financial statements. We are subject to currency risk due to our foreign operations. We are also subject to interest rate risk on our credit facility as described below. We have not entered into market risk sensitive instruments for trading purposes.

Market risk

In 2004 and 2005, we purchased certain debt securities. We classify our investments in debt securities as available-for-sale in accordance with Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments classified as available-for-sale are carried at fair value based on quoted market prices. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive earnings, net of applicable deferred income taxes. As of December 31, 2005, the unrealized gain on investments in marketable securities was insignificant. Cost is determined on the actual purchase price of the marketable security for determining realized gains and losses. As of December 31, 2005, there were no material realized gains or losses. As of December 31, 2005 and 2004, we had approximately $8.2 million and $9.7 million, respectively, in investments in marketable securities.

Financial instruments that potentially subject us to credit risk consist principally of trade receivables. We perform services and extend credit based on an evaluation of the client’s financial condition without requiring collateral. Exposure to losses on receivables is expected to vary by client based on the financial condition of each client. At December 31, 2005, one client represented approximately 14.6% of our accounts receivable or 11.4% of our accounts receivable net of client advances. We monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. Additionally, we, from time to time, maintain cash balances with financial institutions in amounts that exceed federally insured limits.

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, convertible senior notes and notes payable. At December 31, 2005, the fair value of these instruments approximated their carrying amounts.

Currency risk

For the year ended December 31, 2005 our foreign revenue accounted for 44% of the total revenue. The significant growth of the foreign subsidiaries has created the need to engage in hedging activities to protect our forecasted growth. We have focused in protecting our Canadian as well as our European operations from currency fluctuations. At our foreign operations where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the applicable reporting period. Revenue and expenses of our foreign operations are translated at the average exchange rate during the period. Prior to our acquisition of PharmaNet, our currency translation risks arose primarily from our Canadian operations. The aggregate effect of translating the financial statements of our foreign operations is included in a separate component of stockholders’ equity entitled “Accumulated Other Comprehensive Earnings.” For the years ended December 31, 2005 and 2004 we had a pre-tax loss from foreign currency transactions of $0.7 million and $2.0 million, respectively.

Our acquisition of PharmaNet, which has significant global operations, subjects us to increased currency risks relating to various foreign currencies. We recently implemented a foreign currency risk hedging strategy on a limited basis for the Canadian dollar in an attempt to mitigate our foreign currency risk. For the year ended December 31, 2005 we increased our hedging activity compared to prior years and intend to further increase hedging activities for future periods. There can be no assurances that our hedging activities will be successful or that increased hedging activity will reduce future losses.

Interest rate risk

We have a $90 million credit facility. At December 31, 2005, our outstanding balance under the credit facility was $17.0 million. The interest rate on this credit facility is LIBOR based and variable. This credit facility is secured by substantially all of the assets of our United States subsidiaries and a pledge of 65% of the capital stock of certain of our foreign subsidiaries. Changes in interest rates, and LIBOR in particular, will affect our cost of funds under this facility. A 10% change in our variable rate credit facility would result in a change in annual interest expense of approximately $113,000.

Item 8.	Financial Statements and Supplementary Data.

See F pages.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

Based on their evaluation, and because of the material weaknesses discussed below, our chief executive officer and chief financial officer have concluded that as of December 31, 2005, our disclosure controls and procedures were not effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Report. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within SFBC have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated

goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making our assessment, we used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”), also known as the Treadway Commission.

Based on our assessment, our management believes that as of December 31, 2005, it has identified two material weaknesses. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses related to:

•	The audit for the year ended December 31, 2005 resulted in a number of adjusting entries. This was due to untimely review of reconciliations and the lack of appropriate accounting personnel.

•	The Company’s failure to identify, evaluate and disclose certain related party information to the Company’s audit committee and independent auditors.

Because of these material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005 based on the criteria in the COSO framework.

Management’s Plans

Under Item 404 of Regulation S-K of the SEC, no disclosure is required in a proxy statement, Form 10-K or registration statement for any related party that earns less than $60,000 a year. Disclosure is also not required for stepchildren.

Since these material weaknesses were first identified, SFBC has taken a number of remedial actions:

•	In late December 2005, our Board of Directors adopted a resolution requiring all related party transactions, regardless of materiality, be first approved by our Audit Committee and then by the full Board of Directors;

•	In March 2006, we modified our hiring practices and amended our Code of Ethics to require prior written approval by our human resources department before we hire any personnel. Human resources will inquire as to any relationships to existing employees and will then promptly relay such information to the Audit Committee, if needed; and

•	In 2006, we hired additional accounting personnel. We cannot assure you that our independent registered public accounting firm will agree that we have remediated the material weaknesses.

With respect to the related party transactions we note that:

•	a relative of our former president, Lisa Krinsky, was on our payroll for approximately seven and one-half years until December 2005 with less than $60,000 compensation per year;

•	a stepchild of our former chief executive officer, Arnold Hantman, was on our payroll in mid-2004 through early January 2006. During 2004 this stepchild earned approximately $42,000 but in 2005 she earned more than $60,000;

•	a sister-in-law and son-in-law of Dr. Gregory B. Holmes, an executive officer, are employed at our Ft. Myers, Florida location. This employment, their compensation of $65,000 and $45,000 respectively, and the relationship to Dr. Holmes was disclosed in our 2005 proxy statement filed with the SEC.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on our assessment of our internal controls over financial reporting and on the effectiveness of our internal controls over financial reporting as of December 31, 2005. This audit report is contained at the end of this Report immediately prior to our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

Prior Quarter Error.  In the process of preparing third quarter financial statements, we discovered that PharmaNet made a clerical error resulting in our reporting $609,000 in additional revenue and pre-tax income in the first quarter of 2005. The error was made by the project manager and corrected in the third quarter of 2005. The use of the correct calculations had the effect of correcting the error on a cumulative basis at September 30, 2005. The error resulted from insufficient internal controls at PharmaNet which we acquired on December 22, 2004.

Additional Controls and Enhanced Procedures.  We are committed to improving and enhancing our internal control over financial reporting. In connection with the deficiency described in the paragraph immediately above, we implemented additional controls and procedures during the fourth quarter of 2005. The additional controls and enhanced procedures include:

•	development of a system of control;

•	management is working with project managers and project directors sooner in the month, thereby gaining the extra time for reviews;

•	addition of financially oriented staff to work with project managers and project directors;

•	monthly analytical reviews by both the operations and finance departments;

•	creation of a checklist to be used when project managers or project directors are changed in the middle of a project;

•	the PharmaNet chief operating officer will review and approve the revenue recognition on milestone and unit-based projects; and

•	elimination of a project manager’s ability to modify an earned value analysis for a prior period, without the authorization of the finance department.

With the implementation of the above controls and procedures, we have significantly improved our internal control over financial reporting and reduced to a remote likelihood the possibility of another misstatement similar to the $609,000 error that would not be prevented or detected.

Other than the changes discussed above, there were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The information required by this Item shall be contained in the proxy statement for the 2006 annual meeting, which shall be filed within 120 days of December 31, 2005.

Item 11.	Executive Compensation.

The information required by this Item shall be contained in the proxy statement for the 2006 annual meeting which shall be filed within 120 days of December 31, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item shall be contained in the proxy statement for the 2006 annual meeting which shall be filed within 120 days of December 31, 2005.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item shall be contained in the proxy statement for the 2006 annual meeting which shall be filed within 120 days of December 31, 2005.

Item 14.	Principal Accounting Fees and Services.

	2005	2004

Audit Fees(1)	$1,306,433	$1,204,794
Audit-Related Fees(2)	487,320	11,400
Tax Fees(3)	610,368	145,700
All Other Fees	0	0

Total	$2,404,121	$1,361,894

(1)	For 2005 and 2004, Audit Fees consists of an integrated audit including the financial statement audit and the audit of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act, quarterly review services, and consents relating to SEC filings.

(2)	For 2005 and 2004, Audit Related Services consisted of registration statement review (in 2005), due diligence (in 2004) and audits of employee benefit plans.

(3)	For 2005 and 2004, Tax Fees consisted of tax compliance services and tax advice including services related to PharmaNet’s foreign operations (2005 only), our European joint venture and Anapharm.

The Audit Committee has adopted policies and procedures that require the pre-approval by the Audit Committee of all fees paid to and services performed by our principal registered independent accountants and other auditing firms. At the beginning of each year, the Audit Committee approves the proposed services along with the range of corresponding fees to be provided by our independent registered accountants. If any proposed service would exceed the pre-approved cost levels, the proposed service requires specific pre-

approval. In addition, specific pre-approval is required for any proposed services that may arise during the year that are outside the scope of the initial services pre-approved by the Audit Committee. The Audit Committee also adopted a policy acknowledging and specifically prohibiting our independent registered accountants from performing any of those non-audit services which a company’s principal independent accountant are prohibited from performing by the Sarbanes-Oxley Act.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit Index

Exhibit
Number	Description

3.1	Certificate of Incorporation(1)

3.2	First Amendment to Certificate of Incorporation(1)
3.3	Certificate of Correction to Certificate of Incorporation(2)
3.4	Certificate of Correction to Certificate of Incorporation(7)
3.5	Certificate of Designation for Series A Junior Participating Preferred Stock(12)
3.6	Amended and Restated Bylaws(13)
4.1	Form of Common Stock Certificate(1)
4.2	Indenture relating to 2.25% Convertible Senior Notes due 2024(6)
4.3	Form of 2.25% Convertible Senior Notes due 2024(6)
4.4	Registration Rights Agreement relating to 2.25% Convertible Senior Notes due 2024(6)
10.1	Jeffrey P. McMullen Employment Agreement(17)
10.2	Gregory B. Holmes Employment Agreement(10)
10.3	David Natan Employment Agreement(10)
10.4	David Natan Amendment to Employment Agreement(11)
10.5	Marc LeBel Employment Agreement(15)
10.6	Marc LeBel Amendment to Employment Agreement(10)
10.7	Arnold Hantman Employment Agreement(14)
10.8	Lisa Krinsky, M.D. Employment Agreement(14)
10.9	Arnold Hantman Severance Agreement
10.10	Lisa Krinsky, M.D. Severance Agreement
10.11	Annual Bonus Plan adopted May 17, 2005(16)
10.12	Amended and Restated Credit Agreement(10)
10.13	First Amendment to the Amended and Restated Credit Agreement
10.14	Second Amendment to the Amended and Restated Credit Agreement
10.15	Amended and Restated Security Agreement(10)
10.16	Amendment to 2004 Employee Stock Purchase Plan(10)
10.17	Amended and Restated 1999 Stock Plan
10.18	Shareholder Rights Agreement(12)
10.19	Audit Committee Charter(4)

Exhibit
Number	Description

10.20	Acquisition Agreement (Clinical Pharmacology Associates)(3)
10.21	Agreement and Plan of Merger (Taylor Technology, Inc.)(8)
10.22	Amended and Restated Agreement and Plan of Merger with PharmaNet(9)
10.23	2004 Acquisition Stock Option Plan(8)
10.24	Form of Stock Option Agreement(17)
10.25	Amended and Restated Stock Option Agreement (Jeffrey P. McMullen)(17)
10.26	Arnold Golieb Restricted Stock Agreement
10.27	Jack Levine Restricted Stock Agreement
10.28	New Drug Services Amended Agreement
21	Subsidiaries of SFBC International, Inc.
23.1	Consent of Grant Thornton LLP dated March 31, 2006
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 1350)
32.2	Certification of Chief Financial Officer (Section 1350)

(1)	Contained in Form SB-2 filed on August 17, 1999

(2)	Contained in Form SB-2 filed on October 5, 2000

(3)	Contained in Form 8-K filed on August 19, 2003

(4)	Contained in Form 10-K filed on March 15, 2004

(5)	Contained in Form 10-KSB filed on March 31, 2003

(6)	Contained in Form S-3 filed on November 2, 2004

(7)	Contained in Form 10-Q filed on August 4, 2004

(8)	Contained in Form 8-K filed on July 30, 2004

(9)	Contained in Form 8-K filed on December 27, 2004

(10)	Contained in Form 10-Q filed on August 9, 2005

(11)	Contained in Form 8-K filed on December 16, 2005

(12)	Contained in Form 8-A filed on December 28, 2005

(13)	Contained in Form 8-K filed on February 16, 2006

(14)	Contained in the Form 10-Q filed on August 9, 2005

(15)	Contained in the Form 10-KSB filed on April 1, 2002

(16)	Originally contain in the Form 10-Q filed on August 9, 2005. Is being refiled with this Form 10-K to correct a scrivener’s error as to the date of adoption.

(17)	Contained in the Form 10-K filed on March 8, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFBC International, Inc.

By	/s/ Jeffrey P. McMullen
Jeffrey P. McMullen,
President and Chief Executive Officer

Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jack Levine, CPA Jack Levine	Chairman of the Board of Directors	March 31, 2006

/s/ Jeffrey P. McMullen Jeffrey P. McMullen	Director	March 31, 2006

/s/ David Natan David Natan	Vice President of Finance (Principal Financial Officer and Chief Accounting Officer)	March 31, 2006

/s/ Gregory B. Holmes Gregory B. Holmes	Director	March 31, 2006

/s/ Lewis R. Elias, M.D. Lewis R. Elias	Director	March 31, 2006

/s/ Arnold Golieb Arnold Golieb	Director	March 31, 2006

/s/ David Lucking David Lucking	Director	March 31, 2006

CONTENTS

Page
Report of Independent Registered Public Accountant Firm	F-2
Report of Independent Registered Public Accountant Firm	F-3
Consolidated Financial Statements
Consolidated Balance Sheets	F-5
Consolidated Statements of Earnings	F-6
Consolidated Statements of Cash Flows	F-7
Consolidated Statement of Changes in Stockholders’ Equity	F-8
Notes to Consolidated Financial Statements	F-9 – F-42

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SFBC International, Inc.

We have audited the accompanying consolidated balance sheets of SFBC International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SFBC International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their earnings and their consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SFBC International Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal controls over financial reporting because of material weaknesses.

/s/ Grant Thornton LLP
Miami, Florida
March 31, 2006

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SFBC International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SFBC International, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SFBC International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

•	The audit for the year ended December 31, 2005 resulted in a number of adjusting entries. This was due to untimely review of reconciliations and the lack of appropriate accounting personnel.

•	The Company’s failure to identify, evaluate and disclose certain related party information to the Company’s audit committee and independent auditors.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 31, 2006 on those financial statements.

In our opinion, management’s assessment that SFBC International, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on COSO. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, SFBC International, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on COSO.

We do not express an opinion or any other form of assurance on management’s plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SFBC International, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 31, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Miami, Florida
March 31, 2006

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND DECEMBER 31, 2004

	December 31,	December 31,
	2005	2004

ASSETS
Current Assets
Cash and cash equivalents	$30,668,417	$24,908,585
Investment in marketable securities	8,166,285	9,735,708
Accounts receivable, net	117,871,669	98,067,099
Income tax receivable	7,140,087	6,996,120
Loans receivable from stockholders	203,644	207,288
Deferred income taxes	662,615	3,562,407
Prepaids and other current assets	13,314,992	6,788,903

Total current assets	178,027,709	150,266,110
Loans receivable from stockholders	—	200,000
Property and equipment, net	73,265,112	63,906,271
Goodwill, net	278,900,299	292,672,986
Other intangibles, net	32,300,608	38,421,973
Other assets, net	10,043,368	12,719,770

Total assets	$572,537,096	$558,187,110

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$11,670,062	$15,203,741
Accrued liabilities	25,121,943	15,589,798
Purchase consideration due to stockholders	2,000,000	10,266,357
Client advances, current	67,609,238	39,851,428
Line of credit	17,000,000	5,000,000
Capital lease obligations and notes payable	3,032,818	3,257,288
Long term debt, current portion	—	10,000,000

Total current liabilities	126,434,061	99,168,612
Client advances	3,721,705	10,817,673
Deferred income taxes	11,159,298	16,165,895
Capital lease obligations and notes payable	4,439,794	5,510,022
Long term debt	—	110,000,000
2.25% Convertible senior notes payable, due 2024	143,750,000	143,750,000
Minority interest in joint venture	750,639	359,581
Commitments	—	—
Stockholders’ equity
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized, 18,493,364 shares and 15,053,888 shares issued and outstanding as of December 31, 2005 and December 31, 2004	18,493	15,054
Additional paid-in capital	242,353,059	123,005,497
Retained earnings	48,660,835	43,882,030
Deferred compensation	(531,408)	(83,467)
Accumulated other comprehensive earnings	4,224,147	5,596,213
Common stock held in treasury, at cost, 606,300 shares and zero shares held at December 31, 2005 and December 31, 2004, respectively	(12,443,527)	—

Total stockholders’ equity	282,281,599	172,415,327

Total liabilities and stockholders’ equity	$572,537,096	$558,187,110

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Twelve Months Ended December 31,
	2005	2004	2003

Net revenue
Direct revenue	$334,750,558	$148,919,373	$93,784,195
Reimbursed out-of-pockets	94,842,390	10,665,311	10,068,341

Total net revenue	429,592,948	159,584,684	103,852,536
Costs and expenses
Direct costs	191,138,865	75,792,683	49,240,713
Reimbursable out-of-pocket expenses	94,842,390	10,665,311	10,068,341
Selling, general and administrative expenses	102,342,836	45,598,163	29,964,627
Impairment of goodwill	20,315,300	—	—

Total costs and expenses	408,639,391	132,056,157	89,273,681
Earnings from operations	20,953,557	27,528,527	14,578,855
Other income (expense)
Interest income	890,646	1,345,872	271,935
Interest expense	(12,016,506)	(2,690,995)	(427,122)

Total other income (expense)	(11,125,860)	(1,345,123)	(155,187)

Earnings before income taxes	9,827,697	26,183,404	14,423,668
Income tax expense	4,496,491	6,198,571	2,841,960

Earnings before minority interest in joint venture	5,331,206	19,984,833	11,581,708
Minority interest in joint venture	552,401	325,942	—

Net earnings	$4,778,805	$19,658,891	$11,581,708

Earnings per share:
Basic	$0.27	$1.31	$0.99

Diluted	$0.26	$1.25	$0.92

Shares used in computing earnings per share:
Basic	17,701,810	15,047,245	11,751,885

Diluted	18,356,030	15,753,815	12,534,537

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

Cash flows from operating activities
Net earnings	$4,778,805	$19,658,891	$11,581,708
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,837,766	6,914,305	4,753,608
Amortization of deferred debt issuance costs	5,066,597	501,152	—
Impairment of goodwill	20,315,300	—	—
Gain on disposal of property and equipment	140,959	39,116	—
Minority interest	552,401	325,942	—
Provision for bad debt	569,385	417,151	77,771
Noncash compensation — reduction of note receivable	200,000	200,000	200,000
Stock based compensation	460,999	168,449	26,400
Tax benefit resulting from exercise of stock options	4,612,417	1,120,232	1,620,740
Changes in assets and liabilities
Accounts receivable	(20,373,955)	(18,945,493)	(7,695,451)
Income tax receivable	(143,967)	1,392,796	(1,056,683)
Prepaid expenses and other current assets	(6,526,089)	(261,406)	312,018
Other assets	(1,098,323)	319,887	188,693
Accounts payable	(3,533,679)	2,913,013	(2,380,710)
Accrued liabilities	9,007,493	2,775,384	1,872,245
Client advances	20,661,842	(1,007,661)	(113,305)
Income taxes payable	—	520,813	684
Deferred income taxes	(2,094,839)	67,002	381,620

Total adjustments	44,654,307	(2,539,318)	(1,812,370)

Net cash provided by operating activities	49,433,112	17,119,573	9,769,338

Cash flows from investing activities
Cash consideration for acquisitions, net of cash acquired	—	(250,122,197)	(9,289,185)
Additional purchase price consideration from prior acquisitions	(9,912,838)	(3,444,677)	—
Purchase of property and equipment	(20,411,351)	(21,903,457)	(5,378,337)
Proceeds from the disposal of property and equipment	129,885	106,552	—
Net change in long term investments and marketable securities	1,569,423	(5,821,441)	(1,498,024)
Change in loans extended to stockholders	(16,356)	3,582	132,530

Net cash used in investing activities	(28,641,237)	(281,181,638)	(16,033,016)

Cash flows from financing activities
Borrowings on lines of credit	66,000,000	15,000,000	10,300,000
Payments on lines of credit	(54,000,000)	(10,000,000)	(10,300,000)
Principal additions to long term debt	—	9,000,000	—
Principal payments on long term debt	(120,000,000)	(9,000,000)	—
Change in capital lease obligations and notes payable	(3,415,937)	(2,019,880)	(138,743)
Proceeds from the issuance of long term debt	—	120,000,000	—
Proceeds from the issuance of convertible senior notes	—	143,750,000	—
Debt issue costs attributable to financing instruments	(1,291,872)	(11,226,762)	—
Dividend payment made to non-controlling interest	(90,842)	—	—
Purchase of treasury stock	(12,443,527)	—	—
Purchase of common stock, retired	—	(24,952,600)	—
Proceeds from stock issued under employee stock purchase and option plans	2,866,292	1,558,826	2,221,544
Net proceeds from secondary public stock offering	108,049,969	—	53,842,839

Net cash (used in) provided by financing activities	(14,325,917)	232,109,584	55,925,640

Net effect of exchange rate changes on cash	(706,126)	840,614	(3,006)

Net increase (decrease) in cash and cash equivalents	5,759,832	(31,111,867)	49,658,956
Cash and cash equivalents at beginning of period	24,908,585	56,020,452	6,361,496

Cash and cash equivalents at end of period	$30,668,417	$24,908,585	$56,020,452

Supplemental disclosures:
Interest paid	$10,791,781	$1,213,063	$427,122
Income taxes paid	$4,743,267	$2,780,767	$2,348,672
Supplemental disclosures of non-cash investing and finance activities:
Fair value of net assets (liabilities) assumed in connection with acquisition of businesses	$—	$10,331,630	$4,394,987
Additional purchase consideration related to the acquisition of a business	$2,000,000	$15,605,255	$1,704,378
Common stock issued in connection with acquisition of business or additional consideration	$2,000,000	$19,905,135	$9,526,592
Professional fees accrued in connection with acquisition of business	$—	$165,534	$—
Change in the valuation of identifiable intangible assets related to the acquisition of a business	$2,142,000	$—	$—
Restricted stock and restricted stock units issued as compensation	$460,999	$168,449	$26,400
Restricted stock units issued as long term incentive compensation to executives	$1,677,061	$—	$—
Common stock forfeited in lieu of cash payment related to option exercises	$645,000	$2,269,125	$—
Forfeiture of common stock issued as deferred compensation	$768,121	$480,464	$—
Note receivable relieved in lieu of bonus payment	$200,000	$200,000	$200,000
Capital lease obligations	$2,001,104	$4,393,230	$823,896

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

						Accumulated
			Additional	Retained		Other
	Common Stock		Paid-In	Earnings	Deferred	Comprehensive	Common Stock
	Shares	Par Value	Capital	(Deficit)	Compensation	Earnings	Held in Treasury	Total

Balances — December 31, 2002	11,113,023	$11,113	$58,064,298	$12,641,431	$—	$18,332	$(2,176,484)	$68,558,690
Comprehensive earnings:
Net earnings	—	—	—	11,581,708	—	—	—	11,581,708
Foreign currency translation	—	—	—	—	—	2,564,759	—	2,564,759

Total comprehensive earnings								14,146,467
Issuance of common stock in connection with exercise of stock options and warrants	436,433	436	2,221,108	—	—	—	—	2,221,544
Proceeds from issuance of common stock in connection with public offering	3,000,000	3,000	55,457,000	—	—	—	—	55,460,000
Costs related to public offering	—	—	(1,617,161)	—	—	—	—	(1,617,161)
Issuance of common stock in connection with Danapharm acquisition	40,719	41	479,021	—	—	—	—	479,062
Issuance of common stock in connection with CPA acquisition	664,608	665	9,046,865	—	—	—	—	9,047,530
Issuance of common stock as deferred compensation	37,500	37	758,743	—	(732,380)	—	—	26,400
Retirement of common stock held in treasury	(306,450)	(306)	(2,176,178)	—	—	—	2,176,484	—
Tax benefit resulting from the exercise of stock options	—	—	1,620,740	—	—	—	—	1,620,740

Balances — December 31, 2003	14,985,833	$14,986	$123,854,436	$24,223,139	$(732,380)	$2,583,091	—	$149,943,272
Comprehensive earnings:
Net earnings	—	—	—	19,658,891	—	—	—	19,658,891
Foreign currency translation	—	—	—	—	—	3,013,122	—	3,013,122

Total comprehensive earnings								22,672,013
Issuance of common stock in connection with exercise of stock options and warrants	447,135	447	1,558,379	—	—	—	—	1,558,826
Issuance of common stock as additional purchase consideration for CPA earnout	75,354	75	1,999,925	—	—	—	—	2,000,000
Issuance of common stock in connection with Taylor Technology acquisition	133,595	134	3,820,683	—	—	—	—	3,820,817
Issuance of common stock in connection with PharmaNet acquisition	258,971	259	10,075,227	—	—	—	—	10,075,486
Stock options granted in connection with PharmaNet acquisition	—	—	6,008,832	—	—	—	—	6,008,832
Amortization of common stock issued as deferred compensation	—	—	—	—	168,449	—	—	168,449
Forfeiture of common stock issued as deferred compensation	(27,000)	(27)	(480,437)	—	480,464	—	—	—
Repurchase and retirement of common stock	(820,000)	(820)	(24,951,780)	—	—	—	—	(24,952,600)
Tax benefit resulting from the exercise of stock options	—	—	1,120,232	—	—	—	—	1,120,232

Balances — December 31, 2004	15,053,888	$15,054	$123,005,497	$43,882,030	$(83,467)	$5,596,213	—	$172,415,327
Comprehensive earnings:
Net earnings	—	—	—	4,778,805	—	—	—	4,778,805
Foreign currency translation	—	—	—	—	—	(1,372,066)	—	(1,372,066)

Total comprehensive earnings								3,406,739
Issuance of common stock in connection with exercise of stock options and warrants	232,408	232	1,212,674	—	—	—	—	1,212,906
Issuance of common stock in connection with Employee Stock Purchase Plan	55,039	55	1,653,333	—	—	—	—	1,653,388
Proceeds from issuance of common stock in connection with public offering	3,078,000	3,078	110,210,702	—	—	—	—	110,213,780
Costs related to public offering	—	—	(2,163,811)	—	—	—	—	(2,163,811)
Stock options granted in connection with PharmaNet acquisition	—	—	913,382	—	—	—	—	913,382
Issuance of common stock as additional purchase consideration for CPA earnout	53,740	54	1,999,946	—	—	—	—	2,000,000
Issuance of common stock as deferred compensation	52,115	52	1,677,008	—	(1,677,060)	—	—	—
Amortization of common stock issued as deferred compensation	—	—	—	—	460,998	—	—	460,998
Forfeiture of common stock issued as deferred compensation	(31,826)	(32)	(768,089)	—	768,121	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(12,443,527)	(12,443,527)
Tax benefit resulting from exercise of stock options	—	—	4,612,417	—	—	—	—	4,612,417

Balances — December 31, 2005	18,493,364	$18,493	$242,353,059	$48,660,835	$(531,408)	$4,224,147	$(12,443,527)	$282,281,599

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SFBC International, Inc. (the “Company” or “SFBC”) is a leading drug development services company, providing a broad range of both early and late stage clinical drug development services to branded pharmaceutical, biotechnology, generic drug and medical device companies around the world. SFBC conducts early stage clinical trials in North America, manages late stage clinical trials globally, operates bioanalytical and clinical laboratories and offers a range of complementary services, including data management and biostatistics, medical and scientific affairs, regulatory affairs and submissions, and clinical information technology services. The Company has 36 offices and facilities located in North America, Europe, South America, India, and Australia.

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

Revenue and Cost Recognition

Revenue from contracts is generally recognized as services are performed on the percentage-of-completion method of accounting with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted as adjusted for actual proportional performance. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in revenue when the work is performed and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Due to the inherent uncertainties in estimating performance, it is at least reasonably possible that the estimates used will change in the near term and the change in revenue could be material.

Prior to 2005, SFBC reported net revenue for our late stage contracts without providing a separate line item for reimbursed out-of-pockets which consist of travel expenses and other costs. Additionally, the Company has not reported reimbursable out-of-pocket expenses (which are a direct dollar for dollar offset against reimbursed out-of-pockets included in net revenue) as a separate direct cost line item because these items were not material. Due to the acquisition of PharmaNet on December 22, 2004, these amounts became material. SFBC now provides a separate line item for reimbursed out-of-pockets and reimbursable out-of-pocket expenses in our Statement of Earnings. Such amounts were approximately $94.8 million, $10.7 million, and $10.1 million in 2005, and 2004, and 2003, respectively.

Direct costs include all direct costs related to contract performance. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. Changes in job performance and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Included in accounts receivable are unbilled amounts, which represent revenue recognized in excess of amounts billed. Client advance billings represent amounts billed in excess of revenue recognized.

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

Management sets reserves for customers based upon historical collection experience, and sets specific reserves for clients whose accounts have aged significantly beyond this historical collection experience.

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

With regard to earnings from foreign operations, SFBC’s policy is to generally retain such earnings in the country in which they were generated. This permits SFBC to reduce the material United States income tax liabilities which would generally arise upon repatriation of these earnings. No provision has been made for U.S. taxes on the undistributed earnings of the Company’s foreign subsidiaries of approximately $48.9 and $22.4 million as of December 31, 2005 and 2004, respectively, as it is anticipated that such earnings will be permanently reinvested in their respective operations or in other foreign operations. There were $24.6 million, $12.2 million, and $11.0 million in foreign net earnings in 2005, 2004, and 2003, respectively.

Impairment of Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

not be recoverable. In evaluating the fair value and future benefits of its long-lived assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining depreciation or amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows.

Each year, the Company performs a transitional test for impairment of goodwill and other indefinite-lived intangible assets. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. The Company assesses fair value based upon its best estimate of the present value of future cash flows that it expects to generate by the reporting unit. The Company’s annual fair value assessment is performed each December 31 on subsidiaries with material goodwill on their respective balance sheets. However, changes in expectations as to the present value of the reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

Goodwill

On an annual basis, management assesses the composition of our assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. The Company will recognize an impairment charge if the carrying value of the asset exceeds the fair value determination. As described elsewhere in this Report, the Company recognized an impairment charge of $20.3 million relating to its Miami operations resulting from the write-down of the goodwill related to its acquisition of Clinical Pharmacology Associates in 2003.

Stock Based Compensation

SFBC has granted stock options to our employees at exercise prices equal to or greater than the fair value of the shares at the date of grant and accounted for these stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the statement of operations. Because the Company recognized that APB 25 was in the process of being rescinded, in 2004 it amended its stock option plan to provide for the granting of restricted stock and other forms of equity compensation in addition to stock options. In December 2004, APB was superseded by Financial Accounting Standards Board Statement No. 123 (Revised), “Share Based Payment” (“Statement 123(R)”), which will be effective for all annual accounting periods beginning after July 15, 2005. SFBC adopted Statement 123(R) effective as of January 1, 2006, and will be required to recognize an expense for the fair value of our outstanding stock options. Under Statement 123(R), the Company must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted the prospective method. The prospective option requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement 123(R). The transition method requires management to make accounting estimates.

OTHER ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the 49%-owned Spanish joint venture which the Company controls. PharmaNet’s earnings from operations during the period from December 22, 2004 to December 31, 2004 were considered immaterial and have been excluded from SFBC’s consolidated results for the year ended December 31, 2004. The consolidated balance sheets at December 31, 2005 and 2004 and statements of earnings for the year ended December 31, 2005

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

include the accounts of PharmaNet. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a purchased maturity of three months or less to be cash equivalents, including money market funds. Cash balances at December 31, 2005 and 2004 include $13,365,923 and $7,191,961, respectively, held in foreign banks by the Company’s foreign subsidiaries.

Investment in Marketable Securities

The Company classifies its investments in debt securities as available-for-sale in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments classified as available-for-sale are carried at fair value based on quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive earnings, net of applicable deferred income taxes. As of December 31, 2005 and 2004, the unrealized gain/loss on investments in marketable securities were insignificant. As of December 31, 2005 and 2004, the Company had approximately $8.2 million and $9.7 million, respectively, in investments in marketable securities.

Cost is determined on an average cost per unit basis for determining realized gains and losses. In 2005, 2004, and 2003, the realized gains/losses were insignificant.

The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statement of earnings. There were no such write-downs in 2005, 2004, or 2003.

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

Goodwill and Intangible Assets

Under Statement of Financial Accounting Standards No. 142 the Company is required to perform an annual impairment test of our goodwill and indefinite-lived intangibles. On an annual basis, management assesses the composition of our assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill and indefinite-lived intangibles below their carrying amounts, they will be tested for impairment. The Company will recognize an impairment charge if the carrying value of the asset exceeds the fair value determination. The impairment test

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

that the Company has selected historically consisted of a ten year discounted cash flow analysis including the determination of a terminal value, and requires management to make various assumptions and estimates including revenue growth, future profitability, peer group comparisons, and a discount rate which management believes are reasonable.

The impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting subsidiary to which goodwill has been assigned. The Company then compares the fair value of each reporting subsidiary to its carrying value, including goodwill. The Company estimates the fair value of each reporting subsidiary by estimating the present value of the reporting subsidiaries future cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss.

Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit, as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

The Company has completed annual tests on December 31, 2005, 2004 and 2003. These tests indicated that the fair value of the goodwill and other indefinite-lived intangible assets are equivalent to or greater than the recorded value as of December 31, 2004 and 2003, respectively; therefore, no adjustment has been made to the carrying value of the goodwill in the Company’s financial statements. As of December 31, 2005, the Company determined, in conjunction with its annual testing for impairment of goodwill, that the carrying value of the goodwill on its Miami subsidiary which resulted from the August 2003 acquisition of Clinical Pharmacology Associates (which has been merged into Miami operations) was impaired, due to a material decline in the Miami subsidiary’s revenue and profitability. To assist in the process of determining the goodwill impairment, the Company obtained an appraisal from a nationally known independent third party valuation firm. As a result of this process, the Company calculated and recorded a non-cash goodwill impairment charge of approximately $20.3 million. This impairment charge reduced the carrying value of the remaining goodwill associated with the Clinical Pharmacology Associates acquisition to approximately $3.5 million

As of December 31, 2005, the Company had total net consolidated goodwill of $278,900,299, which includes $14,251,041 of goodwill related to the acquisition of Taylor Technology, Inc. on July 23, 2004 and $228,095,896 of goodwill related to the PharmaNet acquisition on December 22, 2004. The remaining goodwill is primarily related to acquisitions of Anapharm and NDS in 2002 which were $16,714,624 and $12,377,608, respectively, as of December 31, 2005.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In connection with adopting SFAS 142, the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The carrying amount of goodwill is as follows:

Goodwill, net at December 31, 2003	$47,789,383
Addition resulting from acquisitions	236,058,857
Earnout relating to Clinical Pharmacology acquisition	8,000,000
Earnout relating to New Drug Services acquisition	486,657
Other adjustments	338,089

Goodwill, net at December 31, 2004	$292,672,986
Revaluation of separately identifiable intangible assets related to PharmaNet acquisition	2,142,000
Earnout relating to New Drug Services acquisition	2,000,000
Other adjustments	2,400,613
Goodwill Impairment	(20,315,300)

Goodwill, net at December 31, 2005	$278,900,299

The components of the Company’s intangible assets are approximately as follows:

	December 31, 2005			December 31, 2004
	Weighted Average	Gross		Gross
	Amortization Period	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization
Internally-developed software	5.0	$454,000	$(131,000)	$454,000	$(40,000)
Subject Database	4.0	900,000	(844,000)	900,000	(619,000)
Employment and non-compete agreements	3.4	1,426,000	(1,152,000)	1,408,000	(468,000)
Methodologies	4.1	2,568,000	(1,946,000)	2,568,000	(1,410,000)
Technology	5.0	3,859,000	(791,000)	6,981,000	(41,000)
Contracts and customer relationships	6.5	12,450,000	(2,542,000)	13,529,000	(848,000)

Subtotal		21,657,000	(7,406,000)	25,840,000	(3,426,000)
Intangible assets not subject to amortization
Trade names	—	18,050,000	—	16,008,000	—

Total		$39,707,000	$(7,406,000)	$41,848,000	$(3,426,000)

Amortization expense for intangible assets during the years ended December 31, 2005, 2004, and 2003 was approximately $3,980,000, $1,431,000, and $1,157,000, respectively. The following table provides

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

information regarding estimated amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2006	$3,030,000
2007	2,802,000
2008	2,782,000
2009	2,622,000
2010	1,603,000
Thereafter	1,412,000

$14,251,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, marketable securities and trade receivables. The Company, from time to time, maintains cash balances with financial institutions in amounts that exceed federally insured limits. As of December 31, 2005, the Company had $4,389,863 deposited with Wachovia Bank National Association and $12,551,124 deposited with Bank of America Corporation, two of the largest national banks in the United States. The Company’s marketable securities represent high quality debt obligations. The Company performs services and extends credit based on an evaluation of the clients’ financial condition without requiring collateral. Exposure to losses on receivables is expected to vary by client due to the financial condition of each client. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, and notes payable. At December 31, 2005 and 2004, the fair value of these instruments approximates the carrying amount of these items due to the short-term maturities of these instruments. The fair value of the line of credit and notes payable approximates their carrying value as the interest rate approximates market rates. The fair value of the convertible notes at December 31, 2005 and 2004 was approximately 76% and 122%, respectively, of par value based on the current market trading price.

Net Earnings Per Share

The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” which requires dual presentation of net earnings per share, basic and diluted. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Included in diluted shares are common stock equivalents relating to stock options and restricted stock units with a dilutive effect of 654,220, 706,570, and 782,652 shares of common stock for the years ended December 2005, 2004, and 2003, respectively.

Common stock equivalents representing stock options to purchase 908,245, 1,007,447, and 82,500 shares of the Company’s common stock outstanding as of December 31, 2005, 2004, and 2003, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the annual average market price of the Company’s common stock during the year and thus their inclusion would be anti-dilutive.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In August and September 2004, the Company sold $143.75 million of our 2.25% convertible senior notes due 2024. If the average stock price of our common stock during a reporting period is greater than $41.08, then shares reserved for issuance on possible conversion of our outstanding convertible senior notes will be included in calculating diluted shares outstanding in an amount equal to the difference between the “conversion amount” and the outstanding principal amount divided by $41.08. The conversion amount is, for this purpose, the outstanding principal amount divided by $41.08 multiplied by the average stock price during the period. For the years ended December 31, 2005 and 2004, there were “zero” shares included in diluted shares outstanding attributable to the convertible senior notes since the average share price for each period was less than $41.08.

Simultaneously with the offering of our 2.25% convertible senior notes, the Company repurchased and retired 820,000 shares of our common stock at $30.43 per share.

In November 2005, SFBC announced that its Board of Directors had approved the repurchase of common stock totaling up to $30.0 million. A total of 606,300 shares were purchased in November and December 2005 at an average price of $20.49.

Stock Compensation

The Company accounts for stock options issued to non-employees, under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company’s issuance of employee stock options is accounted for using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123, as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” requires the Company to provide pro forma information regarding net earnings and earnings per common share as if compensation cost for the Company’s stock options was determined in accordance with the fair value based method prescribed in SFAS 123. The fair value of the options granted in 2005, 2004, and 2003 were estimated by using the Black-Scholes pricing model with the following assumptions: (i) expected life of the options of three years for 2005, 2004, and 2003, (ii) expected volatility in the market price of the Company’s common stock of 60% for 2005 and 2004 and 75% for 2003, (iii) no expected dividends, and (iv) a risk free interest rate of 4% in 2005 and 3% in 2004 and 2003.

Historically, SFBC has granted stock options to its employees at exercise prices equal to or greater than the fair value of the shares at the date of grant and accounted for these stock option grants in accordance with APB 25. Under APB 25, when stock options are issued with an exercise price equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized in the statement of earnings. Because SFBC recognized that APB 25 was in the process of being rescinded, it amended its stock option plan to provide for the grants of restricted stock and other forms of equity compensation in addition to stock options (collectively, “Stock Rights”) in 2004.

In December 2004, APB 25 was replaced by Statement of Financial Accounting Standards No. 123 (Revised) (“Statement 123(R)”) which is effective for all annual accounting periods beginning after July 15, 2005. SFBC adopted Statement 123(R) effective as of January 1, 2006, and will be required to recognize an expense for the fair value of our outstanding stock options. Under Statement 123(R), the Company must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The Company adopted the prospective method. The prospective option requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement 123(R). The transition method requires management to make accounting estimates. For a discussion of Statement 123(R), see “New Accounting Pronouncements.”

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company’s net earnings would have been changed to the pro forma amounts indicated below had compensation cost for the stock options issued to employees been determined based on SFAS 123.

The following pro forma disclosures may not be representative of the effects on reported net earnings for future years due to the acceleration of options in 2005, as options vest over several years and the Company may continue to grant options to employees.

	2005	2004	2003

Net Earnings (Loss):
As reported	$4,778,805	$19,658,891	$11,581,708
Pro forma	(3,061,884)	15,677,247	9,786,684
Basic earnings (loss) per share:
As reported	$0.27	$1.31	$0.99
Pro forma	(0.17)	1.04	0.83
Diluted earnings (loss) per share:
As reported	$0.26	$1.25	$0.92
Pro forma	(0.17)	1.00	0.78

The weighted-average fair value of options granted during 2005, 2004, and 2003 was $9.50, $14.33, and $7.09 per option, respectively. There was no employee stock based compensation in 2005, 2004, or 2003 relating to options issued in those periods.

Generally, options granted by the Company vest over a three year period. Historically, these options expired in 10 years or three months after separation of service, whichever occurs earlier. Beginning in 2004, the Company began shortening the term of its options to five years and, in some cases, shortening the vesting period in anticipation of the effect of Statement 123(R). In August 2005, the Company accelerated the vesting of 462,059 options granted to 15 key PharmaNet employees. Notwithstanding this, these employees may not sell the underlying common stock prior to the original vesting dates, except to the extent necessary to pay the exercise price. The Company believed that because the options which were accelerated had exercise prices in excess of the current market value of our common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention and the acceleration may have a positive effect on employee morale. The acceleration was also to enable the Company to avoid recognizing compensation expense associated with these options in future periods in our consolidated statements of earnings upon adoption of Statement 123(R) on January 1, 2006. The acceleration of the vesting of these options did not result in a charge based on accounting principles generally accepted in the United States.

In conjunction with the acquisition of PharmaNet, SFBC issued a total of approximately 465,000 options to 12 key PharmaNet executives in connection with their employment agreements. Of these options, 330,000 exercisable at $44.39 were cancelled in March 2006 in conjunction with the grant of 300,000 restricted shares of common stock or restricted stock units (at the election of the grantee) to 11 of the executives as well as seven other executives. See Note N, Subsequent Events.

The aggregate pre-tax expense associated with the accelerated options that would have been reflected in the Company’s consolidated statement of operations in future fiscal years was approximately $4.1 million. This amount is reflected in the pro forma footnote disclosure above. Ultimately, once the Company begins to implement Statement 123(R) on January 1, 2006, the accounting estimates for stock options may change.

In June 2004, the Company amended the 1999 Stock Plan (“Plan”) to broaden the types of awards which could be granted under the Plan to include grants of common stock, restricted stock units and stock appreciation rights in addition to non-qualified and incentive stock options.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company recently began using restricted stock as the primary equity component of long-term incentives awarded to its senior management. In 2005, the Company issued 52,115 restricted stock units to five officers. These shares were valued at $32.18 per share for financial statement purposes and are being amortized ratably as compensation expense in the Company’s financial statements over a three year period.

With the Severance Agreements of two officers entered into as of December 31, 2005, 31,826 restricted stock units terminated without vesting. The number of common shares outstanding on the balance sheet includes 20,289 shares issuable under restricted stock units. Issuance and delivery of these restricted stock units is deferred to a later date subsequent to termination of employment. These shares are included in the Company’s calculation of diluted earnings per share.

In the fourth quarter of 2003, the Company issued 10,500 shares of restricted common stock to an employee and a senior vice president of the Company in connection with their employment agreements. Also, the Company agreed to grant the officer 27,000 additional restricted shares based upon continuing employment over a four year period. All 37,500 restricted shares were considered issued for financial statement purposes. The stock vested over three to four years. The senior vice president resigned in January 2005 and the 27,000 shares to be issued in the future were cancelled for accounting purposes as of December 31, 2004.

As of December 31, 2005, the balance sheet includes $531,408 of deferred compensation which is included as a component of stockholders’ equity. Stock-based employee compensation expense in 2005, 2004 and 2003 was $460,999, $168,449 and $26,400, respectively. The Company is amortizing the deferred compensation into compensation expense on a straight-line basis over the vesting period.

In June 2004, the Company’s stockholders approved and ratified an increase of 300,000 shares of common stock under the Plan. In June 2005, our stockholders approved and ratified another amendment to the Plan increasing the number of Stock Rights under the Plan by 300,000 shares. As of December 31, 2005, there were 216,064 Stock Rights available for issuance.

Segment Reporting

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Effective the year ended December 31, 2005, with a change in the Company’s chief executive officer, SFBC has initiated reporting our results of operations in two segments — early stage clinical development and late stage clinical development. Early stage clinical development consists of our Phase I clinical trial facilities, our bioanalytical laboratories and our clinical laboratories. Late stage clinical development consists of PharmaNet, which provides late Phase II through Phase IV services.

Legal Costs

Legal costs are expensed as incurred and are included in selling, general, and administrative expenses. For the years ended December 31, 2005, 2004, and 2003, the Company expensed $1,944,894, $791,986, and $370,830, respectively, related to legal matters.

Advertising Expenses

The Company records advertising expenses as incurred. Advertising expenses for the years ended December 31, 2005, 2004, and 2003 amounted to $5,708,450, $3,055,052, and $2,167,825, respectively. Of these amounts, $2,371,277, $2,054,144, and $1,759,007, respectively, of advertising expense is reflected as a component of direct costs in the statements of earnings and the remaining amount is reflected in selling, general, and administrative expenses in the statements of earnings.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Comprehensive Earnings

Comprehensive earnings is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments. The Company presents accumulated other comprehensive earnings net of taxes in its consolidated statement of changes in stockholders’ equity. Tax expenses (benefits) relating to comprehensive earnings adjustments were ($341,300) in 2005, $1,319,924 in 2004 and $1,722,601 in 2003. There were no other items in Accumulated Other Comprehensive Earnings except foreign currency adjustments.

Foreign Currency Translation

At our foreign operations where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the applicable reporting period. Revenue and expenses of our foreign operations is translated at the average exchange rate during the period. The aggregate effect of our currency translation adjustments on our foreign operations is included in a separate component of stockholders’ equity entitled “Accumulated Other Comprehensive Earnings.” Transaction gains and losses are recognized currently in the Statement of Earnings. For the years ended December 31, 2005, 2004 and 2003 the Company had losses of $733,000, $1,989,000 and $1,642,000, respectively, from foreign currency transactions which are included in selling, general and administrative expenses in the accompanying Statement of Earnings. Due to the acquisition of PharmaNet (see Note K) which has locations worldwide, the Company is now subject to exchange rate gains or losses for multiple currencies.

Volume Rebates

The Company accrues for volume rebates offered to clients when services are performed and the provisions are periodically adjusted to reflect actual experiences. Volume rebates are presented on the statement of earnings as a reduction in revenue.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation, specifically, $16,541,831 of the client advances balance has been reclassified from long-term to current as of December 31, 2004.

New Accounting Pronouncements

In December 2004, the FASB issued Statement 123(R) which addresses the accounting for share-based payment transactions (for example, stock options and awards of restricted stock) in which an employer receives employee-services in exchange for equity securities of the company or liabilities that are based on the fair value of the company’s equity securities. This proposal eliminates use of APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires such transactions to be accounted for using a fair value-based method and recording compensation expense rather than optional pro forma disclosure. The new standard substantially amends SFAS 123, Statement 123(R) is effective for all annual reporting periods beginning after July 15, 2005. SFBC will adopt Statement 123(R) effective on January 1, 2006 and will be required to recognize an expense for the fair value of its unvested outstanding stock options in future financial statements. Based upon stock options currently issued and outstanding that were unvested as of December 31, 2005, the expected compensation expense for 2006 will be approximately $593,000, calculated by using the Black-Scholes method. Under Statement 123(R), SFBC may or may not use a different method of estimating option expenses. This $593,000 estimate may change if the Company issues additional stock options in 2006, whether or not they are vested. This estimate does not include expenses for stock rights issued under SFBC’s Employee Stock Purchase Plan.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be retrospectively applied. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our condensed consolidated financial statements.

Investments

On October 24, 2003, the Company entered into an agreement to establish a Spanish company that operates a bioanalytical laboratory in Barcelona, Spain and provides services to the European market. The Company owns 49% of the Spanish company and has an option to purchase an additional 2% of the entity. As the Company has control over this entity, the Company has included the accounts of the entity in the consolidated financial statements in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The operations of this entity are not material to the Company’s operations and no consolidated assets represent collateral for the entities obligations. The minority interest in this entity was approximately $751,000 and $360,000 as of December 31, 2005 and 2004, respectively.

NOTE B — MAJOR CUSTOMERS

No client represented more than 10% of consolidated net revenue in 2005, 2004 and 2003 .

At December 31, 2005 and December 31, 2004, there was one customer that represented approximately 14.6% and 10.0%, respectively, of our consolidated accounts receivable balance, respectively.

NOTE C — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31, 2005 and 2004:

	2005	2004

Accounts receivable — billed	$67,492,398	$52,669,711
Accounts receivable — unbilled	51,240,129	46,464,402
Less allowance for changes in contracts	(512,614)	(512,614)
Less allowance for doubtful accounts	(348,244)	(554,400)

	$117,871,669	$98,067,099

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The activity in the allowance for changes in contracts and allowance for doubtful accounts during the years ended December 31, 2005, 2004, and 2003 was as follows:

	Allowance for	Allowance for
	Changes in	Doubtful
	Contracts	Accounts

Balance — January 1, 2003	$154,024	$589,895
Acquisitions	—	—
2003 provision	358,590	77,771
2003 reductions	—	(205,687)

Balance — December 31, 2003	512,614	461,979
Acquisitions	—	110,283
2004 provision	—	417,151
2004 reductions	—	(435,013)

Balance — December 31, 2004	512,614	554,400
2005 provision	—	569,385
2005 reductions	—	(775,541)

Balance — December 31, 2005	$512,614	$348,244

Accounts receivable are billed when certain milestones defined in client contracts are achieved. All unbilled accounts receivable are expected to be billed and collected within one year. Client advance billings at December 31, 2005 and 2004 amounted to $71,330,943 and $50,669,101, respectively.

NOTE D — RELATED PARTY TRANSACTIONS

In 2005, 2004 and 2003, one employee related to our former chief executive officer, one employee related to our former president and two employees related to our then executive vice president of clinical operations were paid a total of $242,750, $208,855 and $54,750, respectively. These latter two employees, whose combined annual salaries is $110,000, remain employed by SFBC. Additionally, our former vice president of legal affairs (who was not an executive officer) controlled companies and an individual that provided services to or received personal benefits from the Company and received $198,899, $241,549, and $289,050 for the years ended December 31, 2005, 2004 and 2003, respectively. All of these services were discontinued as of December 31, 2005.

Related party transactions for the years ended December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003

Salaries and benefits	$326,306	$290,996	$89,300
Contract Labor	115,343	159,408	254,500

	$441,649	$450,404	$343,800

Additionally, SFBC appointed Lewis Elias, MD to our Board of Directors in late June 2005. A law firm in which his son is a partner represented us from early August 2004 through February 2005 in connection with a real estate transaction and received a fee of approximately $5,400.

The Company is still investigating certain payments made to parties associated with certain former officers of the Company to determine if they represent other related party transactions. Depending upon the results of this investigation, the amounts in the table above may be higher or lower. The Company does not

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

believe that results of this investigation will have a material effect on the Company’s operations or that any items uncovered will be material in amount.

Loans Receivable from Officers/Stockholders

In connection with the acquisition of KeyStone Analytical Laboratories, Inc. (“KAL”), now known as SFBC Analytical, Inc., the Company entered into a five-year employment agreement with the former president of KAL. The agreement provides for, among other things, a loan of $1,000,000 repayable in equal installments of $200,000 plus interest of 4.45% per annum on each August 20 commencing in 2002, which is secured by a portion of the common stock issued to the employee. Provided that the employee serves on a full-time basis, as defined, the Company will annually forgive $200,000 of the outstanding principal balance and accrued interest until the note is fully satisfied. In that regard, the Company is amortizing the note and accrued interest receivable to salaries expense on a straight line basis over a five-year period. Since the former president of KAL was employed on August 20, 2003, 2004 and 2005 (and continues to be employed) the $200,000 payments of the note along with the accrued interest were forgiven in August 2003, 2004 and 2005, respectively. All of the remaining $200,000 loan balance as well as the related accrued interest is reflected as a current asset as of December 31, 2005. Interest income related to this loan in 2005, 2004, and 2003 was $3,643, $6,468, and $14,278, respectively.

Note Receivable from Minority Interest

In December 2005, the Company entered into a five-year promissory note with Novatia, LLC, in which our subsidiary, Taylor Technology, owns a 25% interest. The agreement provides for a note of $215,000 with interest rate of 6% per annum repayable in monthly payments of $4,156.55 for 59 months. The loan balance of $215,000 is reflected as an asset as of December 31, 2005.

NOTE E — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005 and 2004:

	2005	2004

Land and Buildings	$25,656,308	$17,602,295
Furniture and Fixtures	12,100,859	11,170,447
Leasehold improvements	15,086,878	16,809,949
Machinery and equipment	40,069,823	32,535,963
Computer hardware and software	21,297,577	21,557,104

	114,211,445	99,675,758
Less accumulated depreciation	(40,946,333)	(35,769,487)

	$73,265,112	$63,906,271

Depreciation of property and equipment for the years ended December 31, 2005, 2004, and 2003, amounted to $12,858,401, $5,483,785, and $3,589,770, respectively. Of these amounts, $4,012,874, $2,749,330, and $1,771,617, respectively, of depreciation is reflected as a component of direct costs in the statements of earnings for the years ended December 31, 2005, 2004 and 2003 and the remaining depreciation is reflected in selling, general, and administrative expenses in the statements of earnings.

In February 2004, the Company purchased from an unrelated party the Miami facility which contains executive offices, an early stage clinical facility and a clinical laboratory for $12 million. The building was depreciated from the date of purchase using the straight-line basis over an estimated useful life of 40 years. As a result of the purchase, leasehold improvements totaling approximately $2.1 million have been reclassified to

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

building improvements and were depreciated from the date of purchase using the straight-line basis over the remaining estimated useful lives of the improvements.

During the first quarter of 2005, SFBC purchased a vacant building and land adjacent to its Miami facility for approximately $950,000. In December 2005, SFBC purchased vacant land in Quebec City, Canada for approximately $1.6 million.

NOTE F — ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31, 2005 and 2004:

	2005	2004

Salaries, bonuses, and benefits(1)	$13,103,051	$7,569,801
Professional fees	2,579,019	1,502,387
Deferred rent	2,244,210	2,439,930
Interest	1,246,948	1,477,932
Value added tax	1,609,404	—
PharmaNet 401(k) Plan	544,652	—
Other	3,794,659	2,599,748

	$25,121,943	$15,589,798

(1)	Includes $3,825,000 related to severance agreements.

NOTE G — DEBT AND CAPITAL LEASES

Convertible Senior Notes Payable

In August and September 2004, SFBC issued $143,750,000 aggregate principal amount of its 2.25% convertible senior notes due 2024. SFBC’s net proceeds after repurchasing 820,000 shares of its common stock and transaction costs were approximately $113.0 million. Interest is payable on the notes semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2005. The notes are convertible into cash and, if applicable, shares of SFBC’s common stock based upon an initial conversion rate of 24.3424 shares per $1,000 in principal amount of notes not to exceed 3,086,445 shares, subject to adjustment in certain circumstances. This results in an initial conversion price of approximately $41.08 per share. The notes are convertible at any time prior to the date of maturity and, upon conversion, holders of the notes will be entitled to receive cash up to the principal amount of the notes and, if applicable, shares of common stock pursuant to a formula contained in the notes. Upon a fundamental change, as defined in the notes, holders may require SFBC to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest. If a fundamental change occurs prior to August 15, 2009, SFBC is required to pay, in addition to the repurchase price, a make-whole premium in cash and/or common stock. On or after August 15, 2009, SFBC may at its option redeem the notes in whole or in part for cash at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. On each of August 15, 2009, August  15, 2014 and August 15, 2019, holders may require SFBC to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased plus accrued and unpaid interest. The notes are unsecured senior obligations and are effectively subordinated to all of SFBC’s existing and future secured indebtedness and to all existing and future liabilities of SFBC subsidiaries (including trade payables). The Company capitalized all costs related to the issuance of debt, including approximately $1.1 million in one-time bonuses paid to executives directly related to the securing of the notes and credit facility described below and amortizes the costs on a straight-line basis over the expected term of the debt which approximates the effective interest method.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Credit Facility

On December 22, 2004, the Company entered into a $160.0 million credit facility from a syndicate of banks arranged by UBS Securities LLC. The facility consisted of a term loan in the amount of $120.0 million and a revolving line of credit in the maximum amount of $40.0 million. Borrowings under the facility provided a portion of the consideration used to acquire 100% of the stock of PharmaNet.

On June 14, 2005, the Company entered into a $90.0 million amended and restated credit facility amending and restating the original credit facility. As a result of this amendment, the Company eliminated the term loan portion of the original facility and increased the amount of the revolving line of credit under the original facility from $40.0 million to $90.0 million. Also, as a result of this amendment, the Company incurred a non-cash write-off of approximately $1.1 million of deferred loan costs. The amendment also gave the Company the ability to expand the facility through the addition of an unfunded $50.0 million accordion feature. The amended and restated credit facility matures in December 2009.

Prior to the amended and restated credit facility, the Company had approximately $49.0 million due under the term loan and $5.0 million due under the revolving credit portion of the facility. The Company used approximately $30.0 million of its existing cash, not including payment of accrued interest and closing costs, and borrowed $19 million under the revolving credit facility to repay the term loan. As of the close of business on December 31, 2005, the Company’s outstanding balance under the new revolving credit facility was $17.0 million. Prior to the amended and restated credit facility, the facility bore interest at the rate of 300 basis points above LIBOR for the term loan and 275 basis points above LIBOR for the revolving credit facility. The Company was also required to make quarterly principal payments and, beginning January 1, 2006, sweep 50% of the Company’s excess cash flow, as defined, to reduce the principal balance of the term loan. Under the amended credit facility, the interest rate was reduced from 275 to 225 basis points above LIBOR, no principal payments are required until maturity in December 2009, and the excess cash flow sweep requirement was effectively eliminated.

Under the terms of the amended and restated credit facility, the Company must comply with certain restrictive covenants requiring it to maintain certain leverage, interest coverage and fixed charge coverage ratios and limiting its annual capital expenditures. The amendment contains certain covenants that restrict, or may have the effect of restricting, its payment of dividends.

On August 19, 2005, the Company amended its amended and restated credit facility. As a result of this first amendment, the Company amended its definition of consolidated interest expense.

On November 28, 2005, the Company again amended its amended and restated credit facility. The second amendment provides the Company the ability to spend up to $30.0 million. In connection with the second amendment, SFBC’s board of directors changed its stock buyback program from a share limit of 1,000,000 shares to a dollar limit of the number of shares which can be purchased for an aggregate of $30 million.

At December 31, 2005, SFBC was in default under provisions of its credit facility. It exceeded the allowable capital expenditure limitation by acquiring approximately $22.5 million of capital assets; the limit for 2005 was $22.0 million. Additionally, the $20.3 million goodwill impairment charge and the approximately $3.8 million of severance charges entered into effective on December 31, 2005 caused SFBC to violate certain debt covenants. The lenders have waived all violations as of December 31, 2005 and are continuing to negotiate new covenants. There is no assurance the Company will be successful in these negotiations. Pending an amendment of the credit facility, SFBC may not borrow further under the facility. The principal balance due at December 31, 2005 was $17.0 million, which is classified as a current liability in accordance with EITF 86-30, “Classification of Obligations When a Violation is Waived by the Creditor,” as it is expected that the Company will be in violation of its loan covenants at March 31, 2006.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The credit facility is guaranteed by each of the Company’s United States subsidiaries, and is secured by a mortgage on its facility in Miami, Florida, a pledge of all of the assets of its United States operations and United States subsidiaries, and a pledge of 65% of the stock of certain of its foreign subsidiaries. The United States assets collateralizing the credit facility are approximately $455.0 million.

Capital Leases Obligations, Long-term Debt and Notes Payable

Capital Lease Obligations, Long-term Debt and Notes Payable consisted of the following at December 31, 2005 and 2004:

	2005	2004

Capital lease obligations	$7,016,621	$8,032,721
Long-term Debt, classified as current at December 31, 2005	17,000,000	125,000,000
Convertible Senior Notes	143,750,000	143,750,000
Notes payable — other	455,991	734,589

	168,222,612	277,517,310
Less current portion	20,032,818	18,257,288

Long-term portion	$148,189,794	$259,260,022

Notes payable — other of $455,991 is comprised of a promissory note payable to the former shareholders of a Canadian subsidiary in two annual, equal and consecutive installments of $227,996, including interest accrued at the Bank of Montreal’s prime rate plus 2%, commencing on July 7, 2006.

The Company leases a substantial portion of its scientific equipment under capital lease arrangements from different lessors. As of December 31, 2005, the Company had 15 leases varying in length between 36 and 60 months at annual lease rates ranging up to 8.75%, and requiring monthly payments ranging from $4,200 to $52,000. The latest maturity date on the final lease is December 2009

	December 31,
	2005	2004

Equipment	$16,486,914	$14,485,810
Less: Accumulated Depreciation	(6,416,757)	(5,076,913)

	$10,070,157	$9,408,898

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following is a schedule of future minimum lease payments under capital lease obligations as of December 31, 2005:

Amount

2006	$3,071,051
2007	2,633,921
2008	1,095,811
2009	647,797
2010 and thereafter	84,044

Total minimum lease payments	7,532,624
Less: Amount representing interest	(516,003)

Present value of minimum lease payments	7,016,621
Less: Current portion	(2,804,822)

Long — term obligation under capital leases	$4,211,799

NOTE H — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office facilities and certain equipment under non-cancelable operating leases. The leases expire over the next 10 years and contain provisions for certain annual rent escalations. The approximate future minimum annual combined lease payments for both equipment and facilities leases for years subsequent to December 31, 2005 are as follows:

2006	$13,999,772
2007	13,131,266
2008	10,960,248
2009	9,296,537
2010	8,902,496
Thereafter	14,797,987

$71,088,306

Total rent expense for the years ended December 31, 2005, 2004, and 2003 was approximately $15,162,000, $3,956,000, and $3,244,000, respectively.

Litigation and Inquiries

In July 2005, the National Association of Securities Dealers, Inc., or NASD, advised us that it had referred its files to the Securities and Exchange Commission with regard to the NASD’s review with trading activity in our stock prior to our November 3, 2004 announcement of our proposed acquisition of PharmaNet. SFBC had previously been advised that the NASD Amex Regulation Division conducted a similar review with regard to its options, but the Company has not heard further from them.

In late December 2005, the SEC staff wrote to us requesting various documents principally relating to compensation payable to the Company’s former president and chairman, to compensation payable to another former vice president of legal affairs relating to his compensation and that of his family, to other information relating to the former officer duties and to the Independent Counsel’s Report. In addition, on March 28, 2006, the SEC staff wrote to SFBC requesting various documents principally relating to related party transactions, compensation of, and other arrangements with, family members of certain of the Company’s employees,

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

internal control and other accounting policies, SFBC’s initial public offering, the Form 8-K filed on June 8, 2005, transcripts of all analyst and investor conference calls and all minutes of all board meetings, including committee meetings, since January 1, 2000.

In early November 2005, Bloomberg Magazine published a feature article on the drug development services industry, which article contained critical allegations about the Company’s Miami facility. Following the Bloomberg Magazine article, the United States Senate Finance Committee (“Committee”) requested documents from the Company and requested to interview two former employees, including the former chairman of the board and president. The Company voluntarily provided documents to the Committee and these two former employees met with the Staff of the Committee. On February 8, 2006, the Committee made another request for documents and information relating to, among other things, the Company’s standard operating procedures, former employees, the institutional review boards SFBC use, and the SEC Staff inquiry discussed above. The Committee Staff also requested to meet with the Company’s former chief executive officer. Although the Committee has no direct regulatory authority over SFBC, it does have the power to recommend legislation that could affect SFBC’s industry. SFBC cannot predict what, if any, further action the Committee or its Staff will take or whether any legislation will be passed into law. Nonetheless, each time that the Committee Staff’s written requests are made public, it has an adverse effect upon the Company’s common stock price. Moreover, legal fees incurred to comply with the Senate Finance Committee requests are not covered by insurance and if continuing could have a material adverse effect on future profitability.

Beginning in January, 2006, a number of class action lawsuits have been filed in the United States District Court for the Southern District of Florida and the United States District Court for the District of New Jersey alleging that the Company and certain of its current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. The suits allege that the defendants misrepresented the Company’s business conditions, prospects and financial results and failed to disclose the Company’s allegedly improper and reckless business practices, such as improper recruiting practices and mismanagement of clinical trials. The class action complaints sought a class period for those persons or institutions that acquired the Company’s common stock either from August 4, 2003 through December 15, 2005 or from February 17, 2004 through December 15, 2005. The Company intends to vigorously defend against all of these lawsuits. All of these class actions are in the process of being consolidated and transferred to the United States District Court for the District of New Jersey in 2006. Based on the information currently available, management does not believe that the lawsuit will have a material adverse effect on the financial condition, results of operations or business of the Company. However, as the outcome of this matter is difficult to predict, significant changes in the estimated exposures could occur.

Beginning in late 2005, a number of stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida and the Circuit Court of Miami-Dade County, Florida against certain current and former officers and directors of the Company, as well as the Company (as a nominal defendant) for violations of state and federal law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, disgorgement under the Sarbanes-Oxley Act of 2002 and violation of Section 14(a) of the Securities Exchange Act of 1934. These complaints alleged that the individual defendants misrepresented and engaged in a conspiracy to misrepresent the Company’s business condition, prospects and financial results, failed to disclose the Company’s allegedly improper and reckless business practices, such as mismanagement of clinical trials and mistreatment of research participants, used the Company’s artificially inflated stock to acquire other companies and complete public offerings and engaged in illegal insider trading. The individuals named as defendants intend to vigorously defend against all of these lawsuits. The defendants are seeking to transfer these actions to New Jersey. Based on the information currently available, management does not believe that the lawsuit will have a material adverse effect on the financial condition, results of operations or business of the Company. However, as the outcome of this matter is difficult to predict, significant changes in the estimated exposures could occur.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In January 2006, the owner of the land upon which a portion of the Company’s Miami Facility is located commenced an action against the Company seeking a judgment declaring that the Company breached its land lease with the owner. The complaint alleges that the defaults include issues alleged in the Bloomberg Magazine article, the structural and building issues raised by the Building Department, the pending Securities and Exchange Commission Staff inquiry and failure to maintain insurance naming the owner as a co-insured. The Company has denied that the allegations in the complaint constitute defaults under the lease, and have asserted multiple defenses including that to forfeit the leasehold at this time with approximately 40 years remaining on the lease would be inequitable. If the Court nonetheless issues a declaratory judgment in favor of the plaintiff, the Company will be required to vacate the Miami operations South building and the part of the annex on the leased land, which would result in a material charge to the Company’s earnings.

On April 12, 2004, MCC Analitica, S.A., or MCC, filed a private criminal complaint in Barcelona, Spain, alleging that defendant Dr. Maria Cruz Caturla Perales, a former employee of MCC, who is now an employee and 51% owner of SFBC Anapharm Europe, S.L., misappropriated confidential materials and utilized those materials at SFBC Anapharm Europe. The Company, through SFBC Europe B.V., own a 49% interest in SFBC Anapharm Europe. Also named in the private proceedings were Drs. Gregory Holmes and Marc LeBel as legal representatives of SFBC Anapharm Europe. There are no allegations that Dr. Holmes or Dr. LeBel participated in the alleged actions or knew of them. Spanish law provides that private individuals may file a criminal complaint and an examining judge then conducts an investigation to determine whether further proceedings are warranted. The Company was not named as a party to the proceedings. Spanish counsel has advised us that, in such counsel’s opinion, it is unlikely that either The Company or its subsidiary, SFBC Europe B.V., will have liability including possible civil liability. However, there can be no assurances that either the Company or its subsidiary will not have any liability. In addition, while the Company believes that this matter will not have a material adverse effect on the business of its joint venture or its investment therein, there can be no assurances as to that effect. In November 2005, the Company’s Spanish counsel notified the Company that the Criminal Investigation Court dismissed the proceeding. The Company was advised in February 2006 that an appeal for reconsideration to the Criminal Investigation Court had been denied. The plaintiff may file an appeal to the Provincial Court of Appeal.

Employment Agreements

The Company has entered into written employment agreements with certain of its executive officers which expire at different times in 2007-2008. The agreements provide the employees with an annual salary and other benefits. They are eligible to receive grants of restricted stock units, options or other equity incentives and annual bonuses, subject to the approval of SFBC’s Compensation Committee. Additionally, the written agreements also provide the employees with an option to terminate their agreement and receive lump sum payments, as defined in the respective agreements, if there is a change in control of the Company or if they are terminated without cause.

As of December 31, 2005, the Company entered into severance agreements with its then chief executive officer and president who each resigned as of that date. The Company paid these two executive officers approximately $3.8 million, one-half of which was received by them in early 2006 and the balance was placed into the trust account of counsel to the Company to be disbursed on June 30, 2006 unless the Company makes a claim against the proceeds held in the trust account. The former executives also agreed to a two-year non-compete and to maintain confidentiality for such period. As a result of entering into the severance agreements in lieu of terminating these executives without cause, the 31,826 restricted stock units held by them and unvested options expired.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Employee Stock Purchase Plan and PharmaNet 401(k) Plan

On June 21, 2004, SFBC’s stockholders approved the 2004 Employee Stock Purchase Plan (the “ESPP”) permitting eligible participants (excluding executive officers) to purchase up to 150,000 shares of our common stock. The ESPP permits employees who are employed for at least 20 hours per week and who have been so employed for at least three months continuously by SFBC or one of its designated subsidiaries the option of purchasing common stock from SFBC at a 15% discount from the lower of the fair market value of such shares at the beginning of an offering period or the fair market value of such shares at the end of the offering period. Each offering period (except the initial period) is six months. Each eligible employee is granted an option to purchase such shares at the beginning of each offering period. In May 2005, SFBC’s stockholders approved an amendment to the ESPP which increased the total number of shares of our common stock available under the ESPP to 250,000 shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. As of December 31, 2005 and December 31, 2004, there were 55,039 and zero shares, respectively, issued under the ESPP. The ESPP follows IRS guidelines for eligibility. Under the new guidelines of Statement 123R if the discount exceeds 5% the excess is treated as compensation expense.

The Company offers a 401(k) plan to its employees with annual matching contributions. The contribution level on the matches is determined by the Company’s Board of Directors, and these contributions vest ratably over a three-year period. Company matching contributions for all employees for each of the three years ended December 31, 2005, 2004, and 2003 were $473,920, $453,298, and $122,433, respectively. PharmaNet has offered a 401(k) plan to its U.S. employees. PharmaNet made matching contributions of approximately $1.6 million to the plan in 2005. PharmaNet has also provided defined contribution plans for employees of certain foreign subsidiaries with aggregate contributions of approximately $1.3 million in 2005. The Company’s intent is to merge the plans. Effective December 31, 2005, the PharmaNet 401(k) plan was amended to provide that it will accept no further plan contributions. After such date, PharmaNet employees are eligible to participate in the Company’s 401(k) plan. During 2005, the Company discovered that the PharmaNet 401(k) plan may have sustained certain operational defects. The primary issue relates to certain individuals who previously had a portion of their 401(k) plan account balances invested in PharmaNet stock. This form of investment dates back to 1998 and the stock fund was liquidated upon the merger of PharmaNet with the Company in December 2004. During the years that the PharmaNet 401(k) plan held PharmaNet stock, PharmaNet valued the closely held employer stock periodically, but generally not more frequently than semi-annually. Because there were purchases and sales of PharmaNet stock on a more frequent basis, there is a question as to whether such transactions were for fair market value. It is possible that the PharmaNet 401(k) plan may have paid PharmaNet an amount greater than fair market value for its stock or sold back stock to PharmaNet at an amount less than fair market value, resulting in reduced values of participants’ accounts. The PharmaNet stock value was determined by the board of directors periodically using procedures that they believed were reasonable. It should also be noted that the PharmaNet 401(k) plan document required daily valuation of all plan assets. As a result of this provision and at least one other 401(k) plan provision, it appears that the PharmaNet plan was not operated in accordance with its plan document. PharmaNet has applied with the Internal Revenue Service to correct these 401(k) plan defects and expects to similarly apply to the Department of Labor. This process may result in a substantial liability by PharmaNet to its plan participants as well as related costs. As of December 31, 2005, the Company has accrued $544,652 related to this matter. However, this amount represents an estimate, and as the outcome of this matter is difficult to predict, significant changes in the estimated exposure could occur.

Currently the Company’s Canadian operations is contractually committed to build a 100,000 sq. ft. construction project estimate to cost approximately $15.0 million.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE I — INCOME TAXES

The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes (FASB 109).” Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when differences are expected to reverse.

The components of the income tax provision (benefit) are as follows:

	2005	2004	2003

Current:
Federal	$1,731,448	$4,060,842	$2,410,139
Foreign	7,042,116	876,479	144,741
State	1,801,775	477,851	353,839
Deferred	(6,078,848)	783,399	(66,759)

	$4,496,491	$6,198,571	$2,841,960

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

Deferred Tax Asset (Liability) — Current

	2005	2004

Accounts receivable	$303,505	$302,933
Accrued expenses	1,199,798	885,471
Prepaid expenses	(746,433)	(269,525)
Net temporary differences due to conversion to accrual basis from cash basis	(84,720)	173,729
Net operating loss carryforwards	—	2,625,710
Capital loss carryforwards	658	658
Other	(10,193)	—
Valuation allowance	—	(156,569)

Net current asset	$662,615	$3,562,407

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Deferred Tax Asset (Liability) — Long Term

	2005	2004

Research and Development Tax Credits Carryforward	$12,675,923	$10,622,049
Net Operating Loss Carryforwards	2,580,124	—
Deferred compensation	(8,593)	15,189
Deferred rent	682,664	874,462
Foreign tax credits	—	535,477
AMT tax credits	—	200,000
NJ AMA tax credits	792,295	—
Advance payments	(312,607)	(147,478)
Depreciation and amortization	(6,579,140)	(7,433,966)
Deferred tax liability, research and development credits	(5,269,958)	(4,252,860)
Foreign currency translation adjustment	(2,700,684)	(2,008,748)
Acquired intangible assets	(12,477,363)	(14,359,948)
Other	—	(210,072)
Valuation allowance	(541,959)	—

Net non-current (liability)	$(11,159,298)	$(16,165,895)

	2005	2004	2003

Income taxes statutory rate	$3,440,000	9,164,000	$4,904,000
State income taxes	974,000	1,181,000	1,340,000
Goodwill impairment	7,110,000	—	—
Permanent differences and other	(357,000)	271,000	56,000
Tax on foreign income which differs from US statutory rate	(1,830,000)	—	—
Research and development Tax Credits	(5,283,000)	(4,408,000)	(3,458,000)
Valuation allowance	440,000	(9,000)	—

	$4,496,000	6,199,000	$2,842,000

The tax benefits resulting from disqualifying dispositions of shares of common stock acquired pursuant to incentive stock options and the exercise of non-qualified stock options have been recorded as additions to paid-in capital in the amounts of $4,612,417, $1,120,232, and $1,620,740, in 2005, 2004, and 2003, respectively.

At December 31, 2005, the Company had tax credit carryforwards from the government of Canada for incurring research and development expenses of $12,675,923. The tax credits expire as follows: 2013 — $2,377,299, 2014 — $4,827,085 and 2015 — $5,471,539. The Company has not established a valuation allowance against the tax credit carryforwards as the Company believes that it is more likely than not that the benefits will be realized prior to expiration. This belief is based on assumptions about certain expected changes in the nature of Canadian operations whereby more profits will be generated from activities which do not generate additional research and development credits.

At December 31, 2005, the Company had approximately $3.7 million of federal net operating losses, which were the result of the PharmaNet acquisition. This net operating loss carryforward will begin to expire in 2024. These carryforwards are subject to certain limitations under Internal Revenue Code Section 382 due to the change in ownership; however, the Company does not expect the limitations to materially impact the

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

utilization of the carryforwards. The Company also has approximately $6.0 million of state net operating losses that will begin to expire in 2011. The Company has not established a valuation allowance against the net operating loss carryforwards, as the Company believes that it is more likely than not that the benefits will be realized prior to expiration. In addition, the Company had approximately $3.2 million of foreign net operating losses that will begin to expire in 2006. The Company has determined that a significant portion of these net operating losses will not be realized prior to expiration, and therefore has recorded a valuation allowance of $541,959 against these related deferred tax asset.

At December 31, 2005, the Company had approximately $800,000 of state tax credits related to PharmaNet. These credits are carried forward indefinitely, and as such the Company has determined that a valuation allowance against these credits was not required.

The United States and foreign components of earnings (loss) before income taxes are as follows for the years ended December 31:

	2005	2004	2003

United States	(18,556,280)	$13,105,488	$6,803,031
Foreign	28,383,977	13,077,916	7,620,637

	9,827,697	$26,183,404	$14,423,668

NOTE J — EQUITY

Secondary Public Offerings

On March 15, 2005, the Company and certain executive officers of the Company sold 3,500,000 shares of SFBC common stock at $38.00 per share. The Company sold 3,078,000 shares; and the executive officers sold 422,000 shares. In addition, SFBC granted the underwriters an option to purchase up to an additional 525,000 shares of common stock to cover over-allotments, which was not exercised. The net proceeds to SFBC from the offering after expenses were approximately $108.2 million, of which SFBC used $70.0 million to repay a portion of its outstanding term loan under its credit facility on March 17, 2005 and an additional $38.0 of offering proceed to repay the line of Credit in conjunction with the amendment of the credit facility in June 2005. The Company incurred a non-cash charge of approximately $3.3 million related to the write-off of deferred charges due to repayments on the term loan in 2005.

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

In June 2004, SFBC amended the Plan to broaden the types of awards which could be granted under the Plan to include grants of restricted common stock, restricted stock units and stock appreciation rights in addition to non-qualified and incentive stock options.

In December 2005, the Board of Directors established a Shareholder Rights Plan which has a tendency to deter hostile takeovers. The Board of Directors authorized the distribution to our stockholders of one right for each share of our common stock outstanding. Generally, each right entitles the holder to purchase from us a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $130 per unit. In the event that a person or group of affiliated or associated persons acquires 15% or more of the Company’s common stock, or there is a tender offer that would result in such 15% acquisition,

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

each holder of a right is entitled upon exercise to receive common stock having a value of two times the exercise price of the right. However, the persons acquiring the shares or effecting the tender offer shall have no such rights and would therefore be diluted. Further, in the event of a merger or sale of a majority of the assets of the Company, similar rights are triggered with regard to shares of the acquiring company.

The Company recently began issuing restricted stock as the primary equity component of long-term incentives awarded to its senior management. In 2005, the Company issued 52,115 restricted stock units to five officers; with the Severance Agreements of two officers entered into as of December 31, 2005, 31,826 restricted stock units terminated without vesting. Issuance and delivery of these restricted stock units is deferred to a later date subsequent to termination of employment. These shares are included in the Company’s calculation of diluted earnings per share. Based upon the recommendation of an independent compensation consultant retained by the Compensation Committee of the Board of Directors, grants of restricted stock units were valued at a premium to the market price (resulting in the issuance of fewer shares). In the future, that may change if our competitors and others begin using a different valuation model. These shares were valued at $32.18 per share for financial statement purposes and are being amortized ratably as compensation expense in the Company’s financial statements over a three year period.

In the fourth quarter of 2003, the Company issued 10,500 shares of restricted common stock to an employee and a senior vice president of the Company in connection with their employment agreements. Also, the Company agreed to grant the officer 27,000 additional restricted shares based upon continuing employment over a four year period. All 37,500 restricted shares were considered issued for financial statement purposes. The stock vested over three to four years. The senior vice president resigned in January 2005 and the 27,000 shares to be issued in the future were cancelled for accounting purposes as of December 31, 2004.

Generally, grants of restricted stock and options vest over a three year period and expire in 10 years or three months after separation of service, whichever occurs earlier. Beginning in 2004, the Company began shortening the term of its options to five years and, in some cases, shortening the vesting period in anticipation of the effectiveness of FASB Statement No. 123(R). In August 2005, SFBC accelerated the vesting of 462,059 options granted to 15 key PharmaNet employees. Notwithstanding this, these employees may not sell the underlying common stock prior to the original vesting dates, except to the extent necessary to pay the exercise price. The Company believed that because the options which were accelerated had exercise prices in excess of the current market value of its common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention and the acceleration may have a positive effect on employee morale. The acceleration was also to enable the Company to avoid recognizing compensation expense associated with these options in future periods in our consolidated statements of operation upon adoption of Statement 123(R) on January 1, 2006. The aggregate pre-tax expense associated with the accelerated options that would have been reflected in the Company’s consolidated statement of earnings in future fiscal years is approximately $4.1 million. Ultimately, once the Company begins to implement Statement 123(R) on January 1, 2006, the accounting estimates for stock options may change. The acceleration of the vesting of these options did not result in a charge based on accounting principles generally accepted in the United States.

In conjunction with the acquisition of PharmaNet, SFBC issued a total of approximately 465,000 options to 12 key PharmaNet executives in connection with their employment agreements. Of these options, 330,000 exercisable at $44.39 were cancelled in March 2006 in conjunction with the grant of 300,000 restricted shares of common stock or restricted stock units (at the election of the grantee) to 11 of the executives as well as seven other executives. See Note N, Subsequent Events.

In June 2004, the Company’s stockholders approved and ratified an increase of 300,000 shares of common stock under the Plan. In June 2005, our stockholders approved and ratified another amendment to the Plan increasing the number of Stock Rights under the Plan by 300,000 shares. As of December 31, 2005, there were 216,064 Stock Rights available for issuance.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

A summary of the Company’s stock option activity and related information for the years ended December 31, 2005, 2004, and 2003:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	2,171,748	$25.97	1,499,702	$9.49	1,908,025	$8.89
Granted	494,640	25.05	1,253,447	36.85	67,500	13.25
Exercised	(250,284)	10.20	(540,395)	7.09	(435,447)	6.82
Forfeited	(93,040)	33.71	(41,006)	7.20	(40,376)	14.89

Outstanding at end of year	2,323,064	$27.07	2,171,748	$25.97	1,499,702	$9.49
Exercisable at end of year	2,271,481	$26.95	1,435,909	$23.22	1,105,626	$9.18

The following information applies to options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$ 4.00 - $12.99	493,014	6.23	$9.88	490,514	$9.87
$13.86 - $19.89	468,169	5.68	$15.01	457,420	$14.95
$23.67 - $38.63	533,792	3.98	$29.35	495,458	$28.68
$40.39 - $44.43	828,089	3.98	$42.66	828,089	$42.66

	2,323,064			2,271,481

In late December 2005, the Company issued 263,544 vested options to 119 employees.

Other

In November 2005, SFBC announced that its Board of Directors had approved the repurchase of common stock totaling up to $30.0 million. A total of 606,300 shares were purchased in November and December 2005 at an average price of $20.49. In March 2006, the Company retired these shares.

In August and September 2004, SFBC sold $143.75 million of its 2.25% convertible senior notes due 2024. Simultaneously with the offering in August, SFBC repurchased and retired 820,000 shares of its common stock at $30.43 per share. The August 2004 repurchases were a one-time event which occurred in conjunction with the initial issuance of the convertible senior notes.

NOTE K — BUSINESS COMBINATIONS

PharmaNet, Inc.

On December 22, 2004, SFBC closed the Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with PharmaNet, pursuant to which SFBC merged with PharmaNet (the “Merger”) for initial consideration of approximately $245.0 million plus approximately $3.6 million representing PharmaNet’s estimated working capital. Acquisition costs were approximately $8.0 million.

As a result of the Merger, PharmaNet has become a wholly-owned subsidiary of SFBC. Under the terms of the Merger Agreement, approximately 7.5% of the merger consideration was placed in escrow pending receipt of an audited closing date balance sheet. Additionally, the Company established a payable of

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Simultaneously with the closing of the Merger, SFBC closed a syndicated $160.0 million credit facility consisting of a $120.0 million term loan and a $40.0 million revolving line of credit. SFBC borrowed $125.0 million under the credit facility and used approximately $134.0 million of its existing cash to fund the balance of the Merger consideration.

In conjunction with the acquisition, SFBC required 14 key members of PharmaNet’s executive committee to purchase a total of approximately 259,000 restricted shares of SFBC’s common stock for approximately $8.9 million at an agreed-upon price of $34.33 per share. As a result $1.6 million was recorded as goodwill. As part of the Merger, SFBC issued a total of approximately 465,000 options to 12 key PharmaNet executives in connection with their employment agreements. Of these options, 330,000 exercisable at $44.39 were cancelled in March 2006 in conjunction with the grant of 300,000 restricted shares or restricted stock units of common stock (at the election of the grantee) to 11 of the executives as well as seven other executives. See Note N, Subsequent Events. The options are exercisable at a price of $40.39 per share. The fair value of the options of $6,922,214 has been recorded as additional goodwill.

The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. Goodwill of approximately $226.2 million is attributable to the general reputation of the business and the collective experience of the management and employees. With the exception of the amortization of separately identifiable intangible assets, the results of operations of PharmaNet from December 22, 2004 through December 31, 2004 were immaterial and are not included in the accompanying statement of earnings. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$69,194,000
Property, plant, and equipment	14,167,000
Intangible assets	32,650,000
Goodwill	226,231,000
Other Assets	2,556,000

Total assets acquired	344,798,000

Current liabilities	(54,256,000)
Total liabilities assumed	(94,194,000)

Net assets acquired	$250,604,000

Of the $32,650,000 of acquired intangible assets, $18,050,000 was assigned to trade names, $10,139,000 was assigned to contracts and customer relationships, $3,859,000 was assigned to technology and $602,000 was assigned to non-compete agreements. All of these intangible assets are subject to amortization, except trade names. Contracts and customer relationships, technology and non-compete agreements have a weighted average useful life of 6.25 years.

Goodwill of $226.2 million and intangible assets of $32.7 million are not deductible for tax purposes.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Taylor Technology, Inc.

In July 2004, SFBC acquired Taylor Technology, Inc. (“TTI”), a company based in Princeton, NJ offering quantitative bioanalytical mass spectrometry services primarily in pre-clinical and Phases I – IV of drug development for the pharmaceutical industry. SFBC paid TTI shareholders approximately $16.92 million in cash and 133,595 shares of restricted common stock of SFBC. Of the total consideration, $1.0 million in cash and 33,566 shares of common stock of SFBC, valued at approximately $1.0 million, was placed in escrow and subject to final confirmation and verification that TTI’s opening balance sheet after adjustments, if any at the acquisition closing date reflected a minimum of $3.0 million in net assets. The escrow property was distributed to former TTI stockholders in 2005. Concurrently, SFBC entered into long-term employment agreements with the senior management of TTI, including its president and founder Dr. Paul Taylor.

The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. Goodwill of approximately $14.9 million is attributable to the general reputation of the business and the collective experience of the management and employees. The results of operations of TTI from July 25, 2004 through December 31, 2004 are included in the accompanying statement of earnings. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$2,213,000
Property, plant, and equipment	3,808,000
Intangible assets	2,949,000
Goodwill	14,941,000
Other Assets	224,000

Total assets acquired	24,135,000
Current liabilities	(3,109,000)
Total liabilities assumed	(3,394,000)

Net assets acquired	$20,741,000

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

Goodwill of $14.9 million is deductible for tax purposes.

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

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Unaudited Pro Forma Results

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the TTI and PharmaNet 2004 acquisitions were as follows for the years ended December 31, 2005 and 2004 as if the business combinations had occurred at the beginning of each period presented.

	2005	2004
	(Unaudited)

Net revenue(1)	$429,592,948	$341,826,154
Net earnings	$4,778,805	$16,681,287
Earnings per share — basic	$0.27	$1.08
Earnings per share — diluted	$0.26	$1.04

(1)	Includes reimbursed out-of-pockets.

The pro forma data is provided for information purposes only and does not purport to be indicative of results which actually would have been obtained if the combinations had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

The following is a schedule of accrued purchase consideration included in the accompanying Balance Sheet as of December 31, 2005 and 2004:

	2005	2004

Earnout related to Clinical Pharmacology Associates acquisition	$—	$4,000,000
Earnout related to New Drug Services acquisition	2,000,000	300,000
Purchase price adjustment related to TTI acquisition	—	606,941
Purchase price adjustment related to PharmaNet acquisition	—	5,359,416

	$2,000,000	$10,266,357

NOTE L — GEOGRAPHIC INFORMATION

The following table sets forth the composition of the Company’s direct revenue by geographic region for the years ended December 31, 2005, 2004, and 2003 as well as the location of the Company’s property and equipment as of December 31, 2005 and 2004.

	2005	2004	2003

United States	$186,800,956	$71,038,447	$54,524,075
Canada	88,739,721	76,100,669	50,223,298
Europe	54,945,330	3,169,942	54,063
Rest of World	6,139,528	—	—

	336,625,535	150,309,058	104,801,436
Eliminations	(1,874,977)	(1,389,685)	(948,900)

Consolidated direct revenue	$334,750,558	$148,919,373	$103,852,536

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Property and equipment, net

	2005	2004

United States	$40,224,945	$35,456,449
Canada	26,172,979	22,281,156
Europe	5,932,362	5,293,015
Rest of world	934,826	875,651

	$73,265,112	$63,906,271

All United States revenue is derived from sales to unaffiliated clients. Geographic area of sales is based primarily on the location from where the client is located.

NOTE M — SEGMENT REPORTING

The Company has two reportable segments: early stage clinical development and late stage clinical development. In early stage clinical development services, the Company specializes primarily in the areas of Phase I and early Phase II clinical trials, bioanalytical laboratory services and clinical laboratory services. Late-stage development services include services of PharmaNet, which provides late Phase II through Phase IV services, including clinical operations, data management and biostatistics, regulatory, medical and scientific affairs, and consulting.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The accounting policies of the reportable segments are the same as those described in Note A.

	Early Stage	Late Stage	Other Reconciling
	Development	Development	Items(1)	Total

Direct revenue
2005	$177,221,149	$157,529,409	—	$334,750,558
2004	$135,044,464	$13,874,909	—	$148,919,373
2003	$85,653,817	$8,130,378	—	$93,784,195
Depreciation and amortization(2)
2005	$8,923,473	$7,914,293	—	$16,837,766
2004	$6,620,936	$293,369	—	$6,914,305
2003	$4,671,069	$82,539	—	$4,753,608
Goodwill impairment
2005	$20,315,300	—	—	$20,315,300
2004	—	—	—	—
2003	—	—	—	—
Operating income
2005	$14,916,573	$18,311,009	$(12,274,025)	$20,953,557
2004	$33,015,150	$1,424,213	$(6,910,836)	$27,528,527
2003	$20,157,748	$(2,516,730)	$(3,062,163)	$14,578,855
Interest revenue
2005	$381,364	$237,496	$271,786	$890,646
2004	$254,981	—	$1,090,891	$1,345,872
2003	$115,453	$12,346	$144,136	$271,935
Interest expense
2005	$364,797	$15,621	$11,636,088	$12,016,506
2004	$366,244	—	$2,324,751	$2,690,995
2003	$256,486	$24,437	$146,199	$427,122
Total assets
2005	$204,609,444	$367,927,652	—	$572,537,096
2004	$215,893,403	$342,293,707	—	$558,187,110
Capital expenditures
2005	$17,482,976	$5,049,614	—	$22,532,590
2004	$25,974,071	$322,616	—	$26,296,687
2003	$6,090,707	$111,526	—	$6,202,233

(1)	Represents corporate allocations.

(2)	The early stage segment was housed at the Company’s corporate headquarters in Miami in 2005, 2004 and 2003. Depreciation associated with the area used for corporate headquarters is considered immaterial and has been allocated to the early stage segment.

NOTE N — SUBSEQUENT EVENTS

In March 2006, SFBC issued 300,000 shares of restricted stock or restricted stock units (at the election of the grantee) to 18 executives including 15,000 restricted shares or restricted stock units (at the election of the

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

grantee) to each of its chief financial officer and senior vice president. Beginning June 30, 2006, the shares or units vest in equal increments each June 30 and December 31 over a 33 month period subject to continued employment over the vesting period. Additionally, in January 2006, SFBC issued 20,000 shares of restricted stock of restricted stock units (at the election of the grantee) to its Chairman of the Board of Directors and 3,000 shares of restricted stock of restricted stock units (at the election of the grantee) to another director. The shares vest in equal increments over a 12 month period subject to continued service as directors.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE O — QUARTERLY FINANCIAL DATA (unaudited)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly results for the years 2005 and 2004 are set forth as follows:

Consolidated Statement of Earnings Quarterly for the year 2005(1)

	31-Mar	30-Jun	30-Sep	31-Dec	Total

Direct revenue	$77,306,576	$82,378,527	$87,507,026	$87,558,429	$334,750,558
Reimbursed out-of-pockets	19,136,369	24,025,879	22,386,016	29,294,126	94,842,390

Net revenue	96,442,945	106,404,406	109,893,042	116,852,555	429,592,948
Costs and expenses
Direct costs	43,894,723	45,649,031	49,013,908	52,581,203	191,138,865
Reimbursable out-of-pockets	19,136,369	24,025,331	22,386,016	29,294,674	94,842,390
Selling, general and administrative Expenses	21,578,083	24,611,452	25,873,824	30,279,477 (2)	102,342,836
Impairment of goodwill	—	—	—	20,315,300	20,315,300

Total costs and expenses	84,609,175	94,285,814	97,273,748	132,470,654	408,639,391
Earnings from operations	11,833,770	12,118,592	12,619,294	(15,618,099)	20,953,557
Other income (expense)
Interest income	397,556	156,776	140,309	196,005	890,646
Interest expense(3)	(5,511,083)	(3,052,881)	(1,780,407)	(1,672,135)	(12,016,506)

Total other income (expense)	(5,113,527)	(2,896,105)	(1,640,098)	(1,476,130)	(11,125,860)

Earnings before income taxes	6,720,243	9,222,487	10,979,196	(17,094,229)	9,827,697
Income tax expense (benefit)	1,637,658	1,987,730	1,624,389	(753,286)	4,496,491

Earnings before minority interest in joint venture	5,082,585	7,234,757	9,354,807	(16,340,943)	5,331,206
Minority Interest in Joint Venture	57,682	116,583	192,590	185,546	552,401

Net Earnings	$5,024,903	$7,118,174	$9,162,217	$(16,526,489)	$4,778,805

Earnings per share:
Basic	$0.32	$0.39	$0.50	$(0.91)	$0.27

Diluted	$0.30	$0.38	$0.48	$(0.88)	$0.26

(1)	During 2005, a clerical error made by a PharmaNet, Inc. employee resulted in the overstatement of net revenue and net pre-tax income by $609,000 for the quarter ended March 31, 2005. Due to additional

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

work performed on the contract in question, the error self-corrected during the quarter ended September 30, 2005 and there was no impact for the results of operations for 2005. Amendments to Form 10-Q for the periods ended March 31 and June 30, 2005 have been filed with the Securities and Exchange Commission.

(2)	Includes approximately $3.8 million of severance charges.

(3)	In the first and second quarter of 2005, the Company paid down a significant portion of its debt which resulted in write-offs of deferred financing costs of approximately $3.3 million.

Consolidated Statement of Earnings Quarterly for the year 2004

	31-Mar	30-Jun	30-Sep	31-Dec	Total

Net revenue
Direct revenue	$30,120,094	$33,329,790	$37,212,516	$48,256,974	$148,919,374
Reimbursed out-of-pockets	3,365,445	3,088,260	3,148,147	1,063,459	10,665,311

Net revenue	33,485,539	36,418,050	40,360,663	49,320,433	159,584,684
Costs and expenses
Direct costs	15,398,503	16,909,199	18,724,664	24,760,319	75,792,683
Reimbursable out-of-pockets	3,365,445	3,088,260	3,148,147	1,063,459	10,665,311
Selling, general and administrative Expenses	10,034,111	9,850,883	10,816,253	14,896,915	45,598,163

Total costs and expenses	28,798,059	29,848,342	32,689,064	40,720,693	132,056,157
Earnings from operations	4,687,480	6,569,708	7,671,599	8,599,740	27,528,527
Other income (expense)
Interest income	172,686	193,413	401,775	577,999	1,345,872
Interest expense	(105,548)	(135,132)	(749,565)	(1,700,751)	(2,690,995)

Total other income (expense)	67,138	58,281	(347,790)	(1,122,752)	(1,345,123)

Earnings before income taxes	4,754,618	6,627,989	7,323,809	7,476,988	26,183,404
Income tax expense	1,028,310	1,686,251	2,020,821	1,463,190	6,198,571

Earnings before minority interest in joint venture	3,726,308	4,941,738	5,302,988	6,013,798	19,984,833
Minority Interest in Joint Venture	—	194,408	32,188	99,346	325,942

Net Earnings	$3,726,308	$4,747,330	$5,270,800	$5,914,452	$19,658,891

Earnings per share:
Basic	$0.25	$0.31	$0.35	$0.40	$1.31

Diluted	$0.24	$0.30	$0.34	$0.38	$1.25

(1)	On July 23, 2004, the Company acquired TTI. On December 22, 2004, the Company acquired PharmaNet. PharmaNet’s earnings from operations during the period from December 22, 2004 to December 31, 2004 are considered immaterial and have been excluded from SFBC’s consolidated results.

(2)	On August 11, 2004, the Company issued $143.75 million of convertible senior notes with an annual interest rate of 2.25%. On December 22, 2004, the Company borrowed $125.0 million under a new credit facility.

SFBC INTERNATIONAL

Schedule II

Valuation and Qualifying Accounts

	Balance at		Charged	Charged to		Balance at
	Beginning		to Costs	Other		End of
Description	of Period	PharmaNet(1)	and Expenses	Accounts	Deductions	Period

Year ended December 31, 2005 Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	$554,400	—	$569,384	—	$(775,540)	$348,244
Allowance for change in contracts	512,614	—	—	—	—	512,614
Deferred tax valuation allowance	156,569	—	385,390	—	—	541,959

Year ended December 31, 2004 Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	461,979	110,283	417,151	—	(435,013)	554,400
Allowance for change in contracts	512,614	—	—	—	—	512,614
Deferred tax valuation allowance	—	156,569	—	—	—	156,569

Year ended December 31, 2003 Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	589,895	—	77,771		(205,687)	461,979
Allowance for change in contracts	154,024	—	358,590	—	—	512,614
Deferred tax valuation allowance	—	—	—	—	—	—

(1)	Reflects the additions due to the acquisition of PharmaNet on December 22, 2004.