Form 10-K/A
period 2005-12-31
SFBC INTERNATIONAL INC
filed 2006-05-01
CIK 1089542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-16119

SFBC INTERNATIONAL, INC
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 20, 2006

Common Stock, $.001 par value per share	17,981,010 shares
Series A Junior Participating Preferred Stock Purchase Rights	17,981,010 rights

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

None	None.

Explanatory Note

We are filing this Amended and Restated Annual Report on Form 10-K/A of SFBC International, Inc. (the “Form 10-K”) to include the information required by Part III of the Form 10-K as we no longer anticipate filing our proxy statement for the 2006 annual meeting, within 120 days of December 31, 2005. With the exception of the inclusion of information required by Part III, no information contained in this Form 10-K has been changed.

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

Directors and Executive Officers

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. Our next annual meeting of stockholders at which directors are elected is scheduled to be held in June 2006. Our officers are elected annually by the board of directors.

Names	Age	Position(s)

Jeffrey P. McMullen	54	President and Chief Executive Officer, Director
Gregory B. Holmes, Pharm.D.	50	President of Corporate Development, Director
David Natan, C.P.A.	53	Vice President of Finance (Chief Financial Officer)
Marc LeBel, Pharm.D.	51	Executive Vice President of Laboratories
Jack Levine, C.P.A.	55	Chairman of the Board, Director
Johane Boucher-Champagne	52	Executive Vice President Early Clinical Development
David Lucking	51	Director
Lewis Elias, M.D.	80	Director
Arnold Golieb	71	Director

Jeffrey P. McMullen is the current president and chief executive officer of SFBC, and he was appointed to serve as our chief executive officer in December 2005 and as our president in March 2006. Prior to that, Mr. McMullen was president and chief executive officer of PharmaNet, our newest subsidiary. Mr. McMullen co-founded PharmaNet in 1996. Prior to becoming president and chief executive officer of PharmaNet in April 2004, Mr. McMullen held the positions of acting chief executive officer and president since March 2004, president and chief operating officer since December 2003, executive vice president and chief operating officer since July 2001 and senior vice president, business development since 1996. Mr. McMullen has more than 30 years of drug development industry experience including international experience in Europe, Japan, South America, and Asia. His professional experience includes 13 years with major drug development services companies as vice president of business development and director of clinical research, and nine years at Sterling Drug in the clinical, regulatory, and drug metabolism areas.

Gregory B. Holmes, Pharm.D. joined South Florida Kinetics as executive vice president of clinical operations in February 1999 and has served in the same capacity with our company since December 2005. In late December 2005, he was appointed as president of early clinical development and laboratory services. In March 2006, he was appointed President of Corporate Development. From January 1997 to February 1999, Dr. Holmes was president of clinical research for Phoenix International Life Sciences, a company now owned by MDS PharmServices, a leading global drug development services company. From May 1988 to January 1997, Dr. Holmes held several executive positions, including vice president of clinical research and vice president of international business, with Pharmaco International Inc., the clinical research division of

Pharmaceutical Product Development, a leading global drug development services company. Dr. Holmes is a member and fellow of the American College of Clinical Pharmacology.

David Natan, C.P.A. became our vice president of finance (chief financial officer) in March 2002, having first joined us in February 2002 as an employee. Previously, Mr. Natan was employed by Global Technovations, Inc. as its vice president and chief financial officer from June 1995 through February 2002. Global Technovations, Inc. filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in December of 2001. Mr. Natan is a certified public accountant in the State of Florida, but his license is voluntarily inactive. He also has served as chief financial officer for two other public companies.

Marc LeBel, Pharm.D. is a founder of and has been president of Anapharm, our Canadian subsidiary, since 1994, and was also a senior vice president of SFBC from June 2005 until April 2006 when he was appointed executive vice president of laboratories. He is also a fellow of the American College of Clinical Pharmacy and the Canadian Society of Hospital Pharmacists. He is the author of more than 100 publications on clinical pharmacology, including studies on pharmacokinetics and pharmacodynamics evaluation of drugs. Dr. LeBel has over 25 years of experience in providing drug development services.

Jack Levine, C.P.A. has been a director of our company since August 1999, was our lead director from November 2003 to January 2006 and has been our Chairman of the Board since January 2006. Mr. Levine is a certified public accountant in the State of Florida, and has been the president of Jack Levine, P.A. since 1984. He has been a director of Beach Bank, Miami Beach, Florida, since August 2000 and is chairman of its audit committee. Since July 30, 2004, Mr. Levine has been a director of Grant Life Sciences, Inc. Mr. Levine is a member of the National Association of Corporate Directors, Washington, D.C. Mr. Levine is also a member of the American and Florida Institutes of Certified Public Accountants.

Johane Boucher-Champagne, has served as the Chief Operating Officer of SFBC Anapharm, our Canadian subsidiary since April 1998. Ms. Boucher-Champagne holds a Master’s Degree in Administration and a degree in life sciences and has more than thirty years of experience with health-science research activities and business management and administration. Ms. Boucher-Champagne was appointed to serve as Executive Vice President of Early Clinical Development of our company in April 2006.

David Lucking has been a director of our company since June 2002. Since March 2003, he has been employed by SoLapharm, Inc., (now called ACCU-BREAK Pharmaceuticals, Inc.) a development-stage branded pharmaceutical firm, as executive vice president and chief operating officer. Previously, Mr. Lucking held senior management positions at Noven Pharmaceuticals, Inc. from its inception in 1987 until March 2003, when he joined SoLapharm. At Noven, he served as Executive Director of Regulatory Affairs and was extensively involved in conducting preclinical and clinical trials, coordinating with the FDA and European pharmaceutical regulatory agencies and participating in creating strategic plans relating to developing pharmaceutical projects from concept to FDA approval.

Lewis R. Elias, M.D. was appointed a director in June 2005. He has practiced internal medicine and cardiology in South Florida for nearly 30 years. In 1992, the South Florida Cardiology Group was founded in Dr. Elias’ Bal Harbour, Florida office and has since grown to nearly 20 physicians with five offices in Florida. Dr. Elias is a senior member of South Florida Cardiology Associates. He served on the Board of Trustees at Barry University for 20 years, the final 12 years as a member of the Executive Committee.

Arnold Golieb is a retired partner of Peat Marwick Mitchell & Co. (now KPMG LLP). During his career with Peat Marwick, Mr. Golieb was the managing partner of their Des Moines, Iowa office and the tax partner in charge of their Los Angeles, California office. During the past five years, Mr. Golieb has served as a financial advisor to a real estate acquisition company which manages more than 30,000 apartment units and as a business advisor and trustee for an investment group. Mr. Golieb is a member of the American Institute of Certified Public Accountants. Mr. Golieb was elected to serve on our board of directors in June 2005.

Our board of directors consists of six directors all of whom are elected annually. None of our directors and executive officers are related to each other.

Committees of the Board of Directors

We have a Compensation Committee, Audit Committee and Nominating Committee, each consisting of independent directors within the meaning of the rules of the Nasdaq Stock Market. Because we currently have four independent directors, our Audit Committee is responsible for corporate governance. As we expand our board of directors, we may establish a Corporate Governance Committee. The role of our Compensation Committee is described in Item 11. “Executive Compensation — Compensation Committee.”

Audit Committee

The Audit Committee’s primary role is to review our accounting policies and issues which may arise in the course of our audit. The Audit Committee selects our independent auditors, approves all audit and non-audit services, and reviews the independence of our auditors. The Audit Committee also reviews the audit and non-audit fees of the auditors. Our Audit Committee is also responsible for certain corporate governance and legal compliance matters. As part of its compliance responsibilities, our Audit Committee must approve all transactions between us and any executive officer or director as required by Nasdaq Stock Market rules.

The Audit Committee is governed by its Audit Committee Charter. The members of the Audit Committee are Mr. Jack Levine, as chairman, Mr. David Lucking and Mr. Arnold Golieb. Our Audit Committee chairman meets monthly with our chief financial officer and participates in disclosure decisions prior to the issuance of press releases and filings with the SEC.

Our board of directors has determined that Messrs. Levine and Golieb each qualify as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act, and that all of the members of the Audit Committee are independent, as that term is defined by the rules of the SEC and the Nasdaq Stock Market relating to Audit Committee members.

Nominating Committee

Our Nominating Committee’s role is to nominate candidates for our board of directors. Its duties are governed by our Nominating Committee charter. The members of the Nominating Committee are Mr. Jack Levine, Mr. David Lucking, chairman, and Dr. Lewis R. Elias. The Nominating Committee is currently seeking out new candidates in order to expand our board of directors. It will consider nominations made by stockholders who provide written information to the Committee within the time periods specified in our proxy statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than 10 percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on our review of the Forms 3 and 4 submitted to us during and for fiscal 2005, we believe that our directors, executive officers and 10% stockholders have complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a code of ethics that applies to our directors and all of our employees including our executive officers. This is also posted on our website. Our Internet address is www.sfbci.com. A copy of our code of ethics will be provided without charge, upon request by mail at SFBC International, Inc., 504 Carnegie Center, Princeton, New Jersey, 08540, Attention: Investor Relations. We intend to satisfy the disclosure requirements of amendments to or waivers from a provision of the code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions by posting such information on our website. In addition, under our code of ethics, our Audit Committee must pre-approve all related party transactions. Our Internet website and the information in or connected to our website are not incorporated into this Report.

Item 11.	Executive Compensation.

Executive Compensation

Set forth below is information with respect to compensation paid by us for 2005, 2004 and 2003, to our current chief executive officer and our current four other most highly compensated executive officers, referred to herein as our named executive officers, and to certain of our former executive officers who were named executive officers in 2005.

					Long Term
		Annual Compensation			Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(h)	(i)
						Securities
					Restricted	Underlying
				Other Annual	Stock	Options/	All Other
Name and				Compensation(2)	Awards	SARs	Compensation
Principal Position	Year	Salary ($)	Bonus ($)(1)	($)	($)	(#)	($)

Jeffrey P. McMullen	2005	$475,000	$—	—	$—	24,593	$—
President and	2004	$—	$—	—	$—	238,800	$—
Chief Executive Officer(3)	2003	$—	$—	—	$—	—	$—
David Natan(4)	2005	$330,000	$25,000	—	$128,012	8,130	$—
Vice President of Finance	2004	$210,000	$135,000	—	$—	—	$—
	2003	$170,000	$16,000	—	$—	—	$—
Gregory B. Holmes, Pharm.D.(5)	2005	$550,000	$200,000	—	$384,068	24,390	$—
President of Corporate	2004	$325,000	$450,000	—	$—	135,000	$—
Development	2003	$275,000	$75,000	—	$—	—	$—
Marc LeBel, Pharm.D.(6)	2005	$328,026	$100,000	—	$140,820	8,943	$—
Executive Vice President	2004	$271,272	$136,521	—	$—	30,000	$—
	2003	$229,892	$63,069	—	$—	—	$—
Lisa Krinsky(7)	2005	$650,000	$356,250	—	$—	—	$1,800,000
Former President	2004	$475,000	$547,458	—	$—	75,000	$—
	2003	$400,000	$215,190	—	$—	—	$—
Arnold Hantman(7)	2005	$650,000	$300,000	—	$—	—	$2,025,000
Former Chief Executive Officer,	2004	$400,000	$428,475	—	$—	75,000	$—
	2003	$325,000	$129,115	—	$—	—	$—

(1)	Represents bonuses paid in the year indicated.

(2)	For each of the named executive officers, the aggregate amount of personal benefits, which vary by individual and include car allowances and insurance, disability, life and medical insurance, does not exceed the lesser of 10% of the total salary and bonus reported or $50,000.

(3)	In 2004 in addition to the 135,000 shares granted under his employment agreement, Mr. McMullen was required to use a percentage of the net proceeds he received from our acquisition of PharmaNet and purchase shares of our restricted common stock. He purchased 69,200 shares of common stock and received options to purchase 103,800 shares at $40.39 per share as provided in his employment agreement.

(4)	On December 31, 2005 Mr. David Natan held 3,978 restricted stock units with an aggregate value of $63,688. The restricted stock units shall vest on March 31, 2008 subject to continued employment and shall be delivered six months after separation from service with the Company.

(5)	On December 31, 2005 Dr. Gregory B. Holmes held 11,935 restricted stock units with an aggregate value of $191,079. The restricted stock units shall vest on March 31, 2008 subject to continued employment and shall be delivered six months after separation from service with the Company.

(6)	On December 31, 2005 Dr. Marc LeBel held 4,376 restricted stock units with an aggregate value of $70,060. The restricted stock units shall vest on March 31, 2008 subject to continued employment and shall be delivered six months after separation from service with the Company. Dr. LeBel was named to serve as Executive Vice President of our company in April 2006.

(7)	In December 2005, each of Ms. Lisa Krinsky and Mr. Arnold Hantman resigned as president and chief executive officer, respectively. Ms. Lisa Krinsky and Mr. Arnold Hantman each entered into severance agreements with us effective December 31, 2005 under which we paid them $1,800,000 and $2,025,000, respectively in January 2006. Of these sums, they each received one-half of their severance in January 2006 and the balance is being held in escrow until June 30, 2006, subject to any offsets we may have. The severance sums are included under the column entitled “All Other Compensation.” Under their severance agreements, they each forfeited $32,520 options exercisable at $38 per share and 15,913 restricted stock units granted to them in May 2005.

Executive Compensation Agreements

As part of our acquisition of PharmaNet, we entered into a three-year employment agreement (terminable by either party on 90 days’ notice) with Mr. Jeffrey P. McMullen, its then president and chief executive officer. Pursuant to the agreement, Mr. McMullen received an annual salary of $475,000 with a guaranteed annual increase of at least 4% per annum, an annual bonus equal to 1.5% of PharmaNet’s adjusted pre-tax income (not to exceed his base salary). Mr. McMullen also receives benefits including a luxury car and all costs associated with it including the income taxes incurred, up to $12,000 per year in financial planning fees. If Mr. McMullen’s employment is terminated without cause, he is entitled to an additional 90 days’ severance pay. Mr. McMullen also received 135,000 vested stock options exercisable at $44.43 per share which were fully vested upon closing, which is equal to 110% of fair market value at the date of grant. Additionally, similar to other key PharmaNet executives, Mr. McMullen used 20% of his after tax proceeds to purchase 69,200 shares of our restricted common stock at a 15% discount. In connection with that purchase, he received options to purchase 103,800 shares exercisable at 110% of fair market value the vesting of which was accelerated due to SFAS 123(R).

Our board of directors elected Mr. Jeffrey P. McMullen to serve as our new chief executive officer replacing Mr. Arnold Hantman effective as of December 31, 2005, and our board appointed him as our president on March 31, 2006. Mr. McMullen continues to serve as chief executive officer and president of our wholly-owned subsidiary, PharmaNet, Inc. The board agreed to enter into a new three-year employment agreement with Mr. McMullen which will be effective as of January 1, 2006. The financial terms of the employment agreement of Mr. McMullen will be determined by the Compensation Committee after consulting with the Compensation Committee’s independent compensation consulting firm. However, the board agreed with Mr. McMullen that his financial package will be the greater of (i) that received by Mr. Hantman or (ii) that received by chief executive officers of SFBC’s competitors/peer group. The non-economic terms of his new employment agreement is expected to be similar to his current employment agreement. Our board and Mr. McMullen anticipate executing a new employment agreement shortly.

As of December 31, 2005, Lisa Krinsky and Mr. Hantman both resigned from their positions at our company. As previously disclosed, pursuant to their severance agreements, Mr. Hantman received approximately $2.025 million, and Lisa Krinsky received approximately $1.8 million, paid one-half in early January 2006 and the balance has been placed in escrow and will be released as of June 30, 2006, subject to any offsets we may claim. Both Mr. Hantman and Lisa Krinsky agreed to extend their post-employment non-competition agreements from 12 months to 24 months. Had their employment agreements been terminated without cause, Mr. Hantman and Lisa Krinsky would each have been entitled to an immediate payment of three times their base salaries and immediate vesting of all outstanding options and restricted stock units. As part of their severance agreements, each waived their right to 15,913 restricted stock units and 32,520 options that would have vested upon termination without cause. Additionally, bonuses for the 12-month period ending March 31, 2006, of approximately $260,000, of which would have accrued by December 31, 2005, will not be paid. By entering into the severance agreements, the Company incurred a one-time fourth quarter charge of approximately $3.825 million rather than approximately $4.8 million had these executives been terminated without cause under their employment agreements. Lisa Krinsky’s severance was less because she agreed to the reduction which covered amounts paid to a relative as disclosed in Note D to the financial statements contained in this Report.

The resignations effectively terminated employments agreements which we entered into with Lisa Krinsky and Mr. Hantman which, effective April 1, 2005. In May 2005, we entered into new three-year employment agreements with Lisa Krinsky, Mr. Arnold Hantman and Dr. Gregory B. Holmes, and a new one-year employment agreement with Mr. David Natan, each effective as of April 1, 2005. In addition, we amended our current employment agreement with Dr. Marc LeBel effective as of April 1, 2005. We paid Dr. Holmes a $200,000 signing bonus and Dr. LeBel a $100,000 retention bonus.

The Compensation Committee retained an independent compensation consulting firm to assist it in evaluating our senior management’s compensation. Based upon its recommendation, the new employment agreements each provided for a base salary, an annual bonus based upon meeting financial and operating performance targets to be set annually and annual awards of long-term incentives.

Pursuant to these new and amended employment agreements, the base annual salaries of Dr. Krinsky and Mr. Hantman were $650,000, Dr. Holmes was $550,000, Mr. Natan is $330,000 and Dr. LeBel is $350,000, effective as of April 1, 2005. Dr. LeBel’s salary is stated in U.S. Dollars calculated as of May 9, 2005. We increased Dr. Holmes’ annual salary to $600,000 in January 2006 and Dr. LeBel’s salary to $411,976 in April 2006. Dr. LeBel’s salary as of April 2006 is stated in U.S. Dollars calculated as of April 24, 2006. We also changed our method of providing perquisites or personal benefits to these executive officers while maintaining a limit of less than $50,000 per person. Previously we provided specific benefits such as automobile allowances. The approach of our Compensation Committee for the new 2005 employment agreements was to provide an allowance for personal benefits and permits the above executives (other than Mr. McMullen) to select personal benefits with a “cafeteria plan” approach. We also agreed to pay the executives a sum to compensate him or her for federal income taxes due (at a 35% rate) as a result of payment of the personal benefits. The sums available (excluding the tax payments) were $32,500 to Drs. Krinsky and Holmes and Mr. Hantman and $19,500 to Mr. Natan and Dr. LeBel. If these sums are not spent, we will not pay the executive cash for the unused portion. We acted to limit perquisites because our Compensation Committee understands that investors have criticized other companies for not placing meaningful limits on their executives’ perquisites. Because of the high level of our senior executive compensation, our Compensation Committee felt it was important to limit the level of perquisites and to give clear guidelines to our senior executives (other than Mr. McMullen). Mr. McMullen’s employment agreement was negotiated as part of the PharmaNet acquisition and to induce him to become the chief executive officer of PharmaNet, and our board of directors agreed with him to maintain the same perquisites in his new agreement which is in the process of being finalized. Previously, no executive exceeded the $50,000 limit.

In addition, Dr. Holmes and Mr. Natan were eligible to receive annual bonus compensation for the 12-month period ending March 31, 2006 if certain financial and operating targets are achieved by the Company, which bonuses range from 10% to 100% of their base salary. We paid Mr. Natan a $38,000 bonus in lieu of the approximately $100,000 bonus he would have received under his employment agreement. Dr. Holmes received a $200,000 signing bonus related to his new employment agreement as described above and also received a $100,000 discretionary bonus which was approved by our Compensation Committee in September 2005. If Dr. Holmes or Mr. Natan are terminated without cause, or resigns for good reason, Dr. Holmes is entitled to three year’s base salary and Mr. Natan, an amount equivalent to 22 months base salary as of April 30, 2006 declining to 18 months base salary as of September 30th and thereafter an amount equivalent to what he would receive under his agreement.

Also, we awarded long-term incentive (“LTI”) compensation based on the intended grant date value to Dr. Krinsky and Mr. Hantman in the amount of $1 million, Dr. Holmes in the amount of $750,000, Dr. LeBel in the amount of $275,000 and Mr. Natan in the amount of $250,000. For the 2005 awards and after considering the then current accounting treatment, current accounting treatment under FASB Statement No. 123(R), the overriding desire to encourage performance and retention of key individuals, and advice from its independent compensation consulting firm, our Compensation Committee elected to grant LTI awards for each person with two-thirds of their respective value in restricted stock units and one-third in stock options. Because the stock options are premium priced and represent only one-third of the value of the awards, they vested on December 31, 2005, subject to continued employment, and thereby will not result in the recognition of an expense for accounting purposes. In order to balance the overall LTI awards in light of this early vesting, the larger portion of the LTI award, a grant of restricted stock units, will only vest on March 31, 2008 subject to continued employment on that date. The delivery of the restricted stock units will be further deferred to permit SFBC to benefit from favorable federal income tax treatment. As a result of the resignation of Dr. Krinsky and Mr. Hantman on December 31, 2005, their options and restricted stock were forfeited.

Based upon these LTI awards, we granted, subject to vesting, five-year stock options and restricted stock units as follows:

Name	No. of Options	Value of Options	No. of RSUs	Value of RSUs

Jeffrey P. McMullen	24,593	$252,080	—	—
Dr. Gregory B. Holmes	24,390	$250,000	11,935	$500,000
Dr. Marc LeBel	8,943	$91,666	4,376	$183,334
David Natan	8,130	$83,333	3,978	$166,667
Lisa Krinsky, M.D.(1)	32,520	$333,333	15,913	$666,667
Arnold Hantman(1)	32,520	$333,333	15,913	$666,667

(1)	The options and RSUs held by Lisa Krinsky and Arnold Hantman expired as part of their severance agreements.

In determining the total compensation of our executives described above for 2005, our Compensation Committee considered the report of its independent compensation consulting firm and initially proposed LTI awards ranging from $500,000 to $2 million for our senior executives. However, after considering the concerns of management, the Committee reduced the total compensation awards recommended. The primary change, prompted by management’s concern that the LTI was too high, was to reduce the value of these LTI awards by one-half. Thus, the recommended LTI award of $2 million to our former chief executive officer was reduced to $1 million. This was offset by a small increase in the base salaries recommended by the independent compensation consulting firm. For our chief executive officer, this resulted in increasing the proposed $625,000 annual base salary to $650,000. The final change was to reduce the recommended maximum annual bonus of 120%, subject to meeting performance targets, to 100% based upon our management’s recommendation.

The options are exercisable at $38 per share which was an 18% premium over fair market value ($32.18) as of the date of grant. Additionally, if any options are exercised prior to January 1, 2007, the shares of common stock issued upon exercise may not be sold until January 1, 2007. Based upon the recommendation of the Compensation Committee’s independent compensation consulting firm, the number of restricted stock units was based upon the cash value of the award, reduced by one-third in order to reflect the premium placed on a grant of restricted stock versus stock options. This amount was than divided by the current market price of our common stock, less a small discount to reflect the restriction period of over three years. As part of its negotiations with the chief executive officer, the Compensation Committee accepted a 51% volatility factor in determining the number of options to be granted rather than the 60% recommended by the independent compensation consulting firm. SFBC is currently using the 51% volatility factor in its consolidated financial statements in determining pro forma compensation expense. Additionally, our former chief executive officer recommended premium price options at $38 which the Compensation Committee believes adds a performance based aspect to the options. As a consequence of agreeing to the former chief executive officer’s two recommendations, more options were granted than what was proposed by the independent compensation consulting firm.

Additionally, in May 2005 our Compensation Committee granted Mr. Jeffrey P. McMullen 24,593 options exercisable at $38 per share over a five-year period. The options vested on December 31, 2005, and the shares issued upon exercise are subject to the same restriction on sale as described above. Mr. McMullen was entitled to an annual grant of options under his employment agreement equal to the average number of options granted to Mr. Hantman, Ms. Lisa Krinsky and Drs. Holmes and LeBel on equivalent terms.

Since its initial public offering in 2000, SFBC has provided clawback provisions in option agreements which cancel existing options and require forfeiture of profits where the employee has been terminated for cause or following resignation or termination violates non-compete or confidentiality provisions of employment or other agreements. This practice has been continued and also applies to the restricted stock units described above.

In addition, the new employment agreements authorize the Compensation Committee, in the event it learns that an executive or the Company is subject to any investigation involving possible violations of the United States securities laws, to cause the Company to withhold all payments which the Committee believes may be considered to be subject to the provisions of Section 1103 of the Sarbanes-Oxley Act of 2002.

On August 11, 2005, our Compensation Committee accelerated the vesting of 218,084 out-of-the-money stock options exercisable at $40.39 per share and 243,975 out-of-the-money stock options exercisable at $44.43 per share. At the time of approval, the price of our common stock was less than the exercise prices of the options. The options were issued to key PharmaNet, Inc. executives in December 2004. 103,800 of the stock options exercisable at $44.43 per share are held by Mr. Jeffrey P. McMullen, who is the president and chief executive officer of PharmaNet. Mr. McMullen is also our chief executive officer and serves on our board of directors. One half of the options described above were to have vested in 2006 and the remainder were to have vested in 2007, subject to continued employment on each vesting date. In addition, each executive has agreed not to sell any shares of common stock issued as the result of options exercised prior to the original applicable vesting dates except to the extent necessary to pay SFBC the exercise price.

In February 2005, we issued Mr. David Natan a $25,000 bonus. On December 12, 2005, we amended the employment agreement with Mr. David Natan, by extending its term for an additional two years. The agreement now expires on March 31, 2008. In addition, we increased the payment due for termination without cause and under certain other circumstances from one year to the greater of 18 months or the remaining term of the employment agreement. All other terms and conditions of the employment agreement remain unchanged.

On March 7, 2006, the Compensation Committee granted David Natan and Marc LeBel 15,000 shares of our restricted common stock and 15,000 restricted stock units, respectively, which shall vest in six equal increments of 2,500 shares on each of June 30 and December 31, subject to continued employment on each applicable vesting date. On April 25, 2006, the Compensation Committee granted Marc LeBel 10,000 restricted stock units, which will vest in six equal increments of 1,667 shares on each March 31 and September 30, subject to continued employment on each applicable vesting date.

In March 2002, Anapharm entered into a written agreement with Dr. Marc LeBel providing for a five-year employment term at an initial base salary of $266,000 Canadian with increases in his base salary upon Anapharm meeting targeted financial results, subject to approval of the board of directors. As described above, we established his current salary in May 2005. Dr. LeBel is eligible to receive bonuses during the term of his employment in accordance with revenue and income targets established by us. For the 12-month period beginning April 1, 2005, we paid Dr. LeBel a retention $100,000 bonus in May 2005. In 2003 and 2004, he received bonuses of $55,000 and $135,592 in United States dollars, respectively. Additionally, as part of his employment agreement we awarded Dr. LeBel 52,500 10-year stock options exercisable at $15.93 per share. If Dr. LeBel is terminated without cause or his employment is not renewed, he is entitled to one year’s severance.

Dr. Alan Xu, president of SFBC Analytical, Inc. was previously an executive officer of SFBC until our acquisition of Anapharm. Dr. Xu receives an annual salary of $230,000 and an annual bonus of $200,000 payable if still employed by us on each August 20th which is applied against the $1,000,000 loan we made Dr. Xu when we purchased SFBC Analytical on August 20, 2001. As of April 19, 2006, the loan balance due to SFBC was $200,000. In 2005 and 2004, we paid Dr. Xu discretionary bonuses of $150,000 and $110,000, respectively. Dr. Xu may terminate his employment agreement if his duties are substantially modified or if any entity or person who is not an executive officer of ours becomes individually or as part of a group the owner of more than 30% of our common stock. If this occurs he is entitled to two years’ base salary, and the payment is to be made on a monthly basis.

We do not have any formal pension, profit sharing or such other similar plans pursuant to which we pay additional cash or non-cash compensation to our employees including the individuals specified above, other than our 1999 Stock Plan, our 2004 Employee Stock Purchase Plan and our 401(k) plans. The 2004 Employee Stock Purchase Plan permits our non-management employees to purchase shares of our common stock at 85% of the lower of fair market value on the first or last day of each six-month purchase period. We also had a

2004 Acquisition Stock Option Plan pursuant to which we granted stock options to certain PharmaNet executives. We do not intend to grant any additional options under this Plan beyond those granted in 2004. We also maintain a 401(k) plan for our United States employees. Both plans provide for discretionary contributions. We are reviewing both of the 401(k) plans for comparability of benefits as a result of the merger with PharmaNet. PharmaNet maintained a 401(k) plan for its United States employees which has been frozen pending receipt of approval from the Internal Revenue Service and the United States Department of Labor. Because of certain issues arising with the PharmaNet 401(k) plan prior to our acquisition, we cannot presently merge the plans. See Note H to the financial statements contained in Item 8 of this Report.

Compensation of Directors

In 2005, our independent directors received fees of $1,000 for each formal meeting of our board of directors and board committee. Additionally, upon election to our board (and again after the full vesting of any previously granted options), we issued our directors options to purchase 15,000 shares of our common stock at fair market value, which options vest over a one-year period subject to continued service as a director. Additionally, our then lead director, Mr. Jack Levine received a fee of $5,000 per month and a grant every three years of options to purchase an additional 15,000 shares of our common stock (vesting as described above). We reimbursed our directors for expenses incurred in attending corporate governance and other educational seminars. We do not compensate our executive officers for their service on our board of directors.

On March 23, 2006, our board of directors approved the 2006 compensation for non-employee directors of our company. Each director who is not our employee is compensated for services as a director by an annual retainer of $30,000 and a meeting fee of $1,000 for each board and committee meeting attended in person or by telephone, effective January 1, 2006 except for the equity grants described below which are effective upon election at the June 2006 annual meeting. In addition to these fees:

•	The Chairman of the Board is also compensated for such service by an annual retainer of $60,000 and $62,500 worth of our restricted stock units or restricted stock as the chairman elects, based upon the our stock price on the date of grant.

•	The chairman of the Audit Committee is compensated for such service by an annual retainer of $10,000.

•	The chairman of the Compensation Committee is compensated for such service by an annual retainer of $5,000.

•	The chairman of the Nominating Committee is compensated for such service by an annual retainer of $3,500.

•	A director who is our employee does not receive any compensation for service as a director.

In addition, the compensation also includes a Long Term Incentive Plan in which we will issue each non-employee director, at the annual meeting of stockholders of our company, $125,000 worth of our company’s restricted stock or restricted stock units, at the choosing of each director, based upon our stock price on the date of grant. Such restricted stock or restricted stock unit will be subject to vesting over the length of the elected service term.

In January 2006, our board of directors issued 20,000 and 3,000 shares of restricted stock to Jack Levine and Arnold Golieb, respectively, which vest quarterly over a 12-month period, subject to continuing to serve as a director on the applicable vesting date.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Jack Levine, David Lucking and Arnold Golieb. Mr. Golieb was appointed to serve as a member of the Compensation Committee in December 2005, replacing Dr. Leonard Weinstein who resigned from our board in December 2005, due to health reasons. There are no members of the Compensation Committee who were officers or employees of our company or any of our subsidiaries during the fiscal year, formerly officers of ours, or had any relationship otherwise requiring disclosure in this Form 10-K/A.

The following tables provide information with respect to the grant and exercise of options to purchase our common stock by our named executive officers for the fiscal year ended December 31, 2005.

Option/ SAR Grants in Last Fiscal Year

	Number of
	Securities	% of Total			Potential Realizable Value
	Underlying	Option/SARs			at Assumed Annual Rates
	Options/	Granted to	Exercise		of Stock Price Appreciation
	SARs	Employees in	Price per	Expiration	for Five Year Option Term
Name	Granted	Fiscal Year	Share	Date	5%	10%

Jeffrey P. McMullen	24,593	4.97%	$38	5/17/2010	$258,195	$587,723
Dr. Gregory Holmes	24,390	4.93%	$38	5/17/2010	$256,063	$582,872
Dr. Marc LeBel	8,943	1.81%	$38	5/17/2010	$93,890	$213,720
David Natan	8,130	1.64%	$38	5/17/2010	$85,354	$194,291
Lisa Krinsky	32,520	6.57%	$38	5/17/2010	$341,418	$777,163
Arnold Hantman	32,520	6.57%	$38	5/17/2010	$341,418	$777,163

Aggregated Option/ SAR Exercises in Last Fiscal Year and FY-End Option/ SAR Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-The-
	Shares		Options/SARs at Fiscal		Money Options/SARs at
	Acquired on	Value	Year-End		Fiscal Year-End
Name	Exercise (#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Jeffrey P. McMullen(1)	—	—	263,393	—	$—	$—
Dr. Gregory Holmes(2)	97,500	$2,695,050	159,390	—	$—	$—
Dr. Marc LeBel	—	—	106,443	—	$4,200	$—
David Natan(3)	19,000	$433,420	24,380	—	$13,470	$—
Lisa Krinsky(4)	—	—	162,300	—	$273,132	$—
Arnold Hantman(5)	—	—	174,300	—	$273,132	$—

(1)	Includes 135,000 options which Mr. McMullen has agreed to cancel in exchange for receiving a lesser number of restricted shares under his proposed new employment agreement.

(2)	The value realized for Dr. Holmes consists of the fair market value as of the dates of exercise. As of December 31, 2005, he has not sold the 97,500 shares, which had declined in value to $1,560,975.

(3)	The value realized for Mr. Natan is based upon the net proceeds he received from our March 2005 public offering.

(4)	All options expired March 31, 2006 without being exercised.

(5)	Mr. Hantman exercised 99,300 options in March 2006 paying us $1,334,258; the remaining options expired March 31, 2006 without being exercised.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

The following table sets forth the number of shares of our voting stock beneficially owned as of April 19, 2006 by each person known by us to be the beneficial owner of at least 5% of our common stock, each of our current directors, each of our current named executive officers, and all of our current executive officers and directors as a group. As of April 19, 2006, we had 18,094,810 treasury shares of our common stock outstanding.

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

	Shares of
Name and Address of Beneficial Owner(1)	Common Stock	Percent %

Jeffrey P. McMullen(2)	332,593	1.8
Lewis Elias(3)	8,500	*
Arnold Golieb(4)	20,300	*
Gregory B. Holmes, Pharm.D.(5)	386,133	2.0
Marc LeBel, Pharm.D.(6)	156,971	*
Jack Levine, C.P.A.(7)	180,500	1.0
David Lucking(8)	89,250	*
David Natan, C.P.A.(9)	44,358	*
Barclays Global Investors, NA(10)	935,788	5.0
Citadel Limited Partnership(11)	1,743,369	9.3
Credit Suisse(12)	1,024,477	5.5
Goldman Sachs Asset Management, L.P.(13)	1,060,627	5.7
Lord, Abbett & Co. LLC(14)	1,196,839	6.4
Wellington Management Company, LLP(15)	1,126,163	6.0
Wells Fargo & Company(16)	1,163,729	6.2
All officers and directors as a group(2) (3) (4) (5) (6) (7) (8)(9)	1,218,605	6.1

*	Less than one percent

(1)	Except where indicated, each of the persons listed above has the address c/o SFBC International, Inc., 504 Carnegie Center, Princeton, New Jersey, 08540.

(2)	All of these shares are issuable upon exercise of options.

(3)	Includes 7,500 shares issuable upon exercise of options. Does not include 7,500 shares issuable upon exercise of options which vest on June 30, 2006.

(4)	Includes 7,500 shares issuable upon exercise of options. Does not include 7,500 shares issuable upon exercise of options which vest on June 30, 2006. Also includes 2,000 shares of unvested restricted stock.

(5)	Includes 159,390 shares issuable upon exercise of options. Does not include 11,935 unvested RSUs.

(6)	Includes 106,443 shares issuable upon exercise of options. Does not include 19,376 unvested RSUs. His address is 2050, Boul Rene-Levesque Ouest, Sante-Foy (Quebec), Canada G1V 2K8.

(7)	Includes 2,250 shares held by Jack Levine Trustee, Jack Levine, P.A. Money Purchase Plan, 2,250 shares held by Jack Levine, Trustee, Jack Levine P.A. Profit Sharing Trust, and 120,000 shares issuable upon exercise of options. Also includes 15,000 shares of unvested restricted stock. Does not include 7,500 shares issuable upon exercise of options which vest on June 30, 2006.

(8)	Includes 36,750 shares of common stock. Does not include 7,500 shares issuable upon exercise of options which vest on June 30, 2006.

(9)	Includes 24,380 shares issuable upon exercise of options. Also includes 15,000 shares of unvested restricted stock including 2,500 RSUs which vest on June 30, 2006. Does not include 3,978 unvested RSUs.

(10)	Based on information from a Schedule 13 G filed with the SEC on January 26, 2006. Their address is 45 Fremont Street, San Francisco, CA 94105.

(11)	Based on information from a Schedule 13 G filed with the SEC on April 4, 2006. Their address is 131 S. Dearborn Street, 32nd Floor, Chicago, IL 60603.

(12)	Based on information from a Schedule 13 G filed with the SEC on February 14, 2006. Their address is Uetlibergstrasse 231, P.O. Box 900, CH 8070 Zurich, Switzerland.

(13)	Based on information from a Schedule 13 G filed with the SEC on February 3, 2006. Their address is 32 Old Slip, New York, NY 10005.

(14)	Based on information from a Schedule 13 G filed with the SEC on March 14, 2006. Their address is 90 Hudson Street, Jersey City, NJ 07302.

(15)	Based on information from a Schedule 13 G filed with the SEC on February 14, 2006. Their address is 75 State Street, Boston, MA 02109.

(16)	Based on information from a Schedule 13 G filed with the SEC on March 3, 2006. Their address is 420 Montgomery Street, San Francisco, CA 94104.

Equity Compensation Plans

The following table reflects information relating to equity compensation plans as of December 31, 2005.

Number of
	Securities to be	Weighted	Number of
	Issued upon	Average	Securities
	Exercise of	Price of	Remaining
	Outstanding	Outstanding	Available For
Plan Category	Options	Options	Future Issuance

Equity compensation plans approved by security holders(1)	1,460,367	$18.59	411,024
Equity compensation plans not approved by security holders(2)	862,697	$41.42	—

(1)	Consists of our 1999 Stock Plan and 2004 Employee Stock Purchase Plan.

(2)	Includes 842,447 options issued to PharmaNet executives effective December 22, 2004 under our 2004 Acquisition Stock Option Plan, and excludes 200,000 options which we agreed to grant to 10 PharmaNet executives on each of December 22, 2006 and 2007, subject to continued employment with us on the applicable grant date, pursuant to which we will issue each such executive 10,000 options that will be exercisable at the fair market value on the date of issuance.

Item 13.	Certain Relationships and Related Transactions.

We entered into employment agreements, severance agreements and otherwise compensated our current and former executive officers as described in Item 11 of this Report. Other related party transactions referred to in Note D to the financial statements contained in Item 9 of this Report are not disclosed since they do involve executive officers, are under $60,000 per year and/or relate to a time frame when the person was not a director.

Item 14.	Principal Accounting Fees and Services.

	2005	2004

Audit Fees(1)	$1,306,433	$1,204,794
Audit-Related Fees	$487,320	$11,400
Tax Fees(2)	$610,368	$145,700
All Other Fees	$—	$—

Total	$2,404,121	$1,361,894

(1)	For 2004 and 2005, Audit Fees consists of an integrated audit including the financial statement audit and the audit of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act, quarterly review services, and consents relating to SEC filings.

(2)	For 2004 and 2005, Tax Fees consisted of tax compliance services and tax advice including services related to our European joint venture and Anapharm.

The Audit Committee has adopted policies and procedures that require the pre-approval by the Audit Committee of all fees paid to and services performed by our principal registered independent accountants and other auditing firms. As part of the process, the Audit Committee approves the proposed services along with the range of corresponding fees to be provided by our independent registered accountants. If any proposed service would exceed the pre-approved cost levels, the proposed service requires specific pre-approval. In addition, specific pre-approval is required for any proposed services that may arise during the year that are outside the scope of the initial services pre-approved by the Audit Committee. The Audit Committee also adopted a policy acknowledging and specifically prohibiting our independent registered accountants from performing any of those non-audit services which a company’s principal independent accountant are prohibited from performing by the Sarbanes-Oxley Act.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit Index

Exhibit
Number	Description

3.1	Certificate of Incorporation(1)
3.2	First Amendment to Certificate of Incorporation(1)
3.3	Certificate of Correction to Certificate of Incorporation(2)
3.4	Certificate of Correction to Certificate of Incorporation(7)
3.5	Certificate of Designation for Series A Junior Participating Preferred Stock(12)
3.6	Amended and Restated Bylaws(13)
4.1	Form of Common Stock Certificate(1)
4.2	Indenture relating to 2.25% Convertible Senior Notes due 2024(6)
4.3	Form of 2.25% Convertible Senior Notes due 2024(6)

Exhibit
Number	Description

4.4	Registration Rights Agreement relating to 2.25% Convertible Senior Notes due 2024(6)
10.1	Jeffrey P. McMullen Employment Agreement(17)
10.2	Gregory B. Holmes Employment Agreement(10)
10.3	David Natan Employment Agreement(10)
10.4	David Natan Amendment to Employment Agreement(11)
10.5	Marc LeBel Employment Agreement(15)
10.6	Marc LeBel Amendment to Employment Agreement(10)
10.7	Arnold Hantman Employment Agreement(14)
10.8	Lisa Krinsky, M.D. Employment Agreement(14)
10.9	Arnold Hantman Severance Agreement(18)
10.10	Lisa Krinsky, M.D. Severance Agreement(18)
10.11	Annual Bonus Plan adopted May 17, 2005(16)
10.12	Amended and Restated Credit Agreement(10)
10.13	First Amendment to the Amended and Restated Credit Agreement(18)
10.14	Second Amendment to the Amended and Restated Credit Agreement(18)
10.15	Amended and Restated Security Agreement(10)
10.16	Amendment to 2004 Employee Stock Purchase Plan(10)
10.17	Amended and Restated 1999 Stock Plan(18)
10.18	Shareholder Rights Agreement(12)
10.19	Audit Committee Charter(4)
10.20	Acquisition Agreement (Clinical Pharmacology Associates)(3)
10.21	Agreement and Plan of Merger (Taylor Technology, Inc.)(8)
10.22	Amended and Restated Agreement and Plan of Merger with PharmaNet(9)
10.23	2004 Acquisition Stock Option Plan(8)
10.24	Form of Stock Option Agreement(17)
10.25	Amended and Restated Stock Option Agreement (Jeffrey P. McMullen)(17)
10.26	Arnold Golieb Restricted Stock Agreement(18)
10.27	Jack Levine Restricted Stock Agreement(18)
10.28	New Drug Services Amended Agreement(18)
21	Subsidiaries of SFBC International, Inc.(18)
23.1	Consent of Grant Thornton LLP dated March 31, 2006(18)
23.2	Consent of Grant Thornton LLP dated April 28, 2006
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 1350)
32.2	Certification of Chief Financial Officer (Section 1350)

(1)	Contained in Form SB-2 filed on August 17, 1999

(2)	Contained in Form SB-2 filed on October 5, 2000

(3)	Contained in Form 8-K filed on August 19, 2003

(4)	Contained in Form 10-K filed on March 15, 2004

(5)	Contained in Form 10-KSB filed on March 31, 2003

(6)	Contained in Form S-3 filed on November 2, 2004

(7)	Contained in Form 10-Q filed on August 4, 2004

(8)	Contained in Form 8-K filed on July 30, 2004

(9)	Contained in Form 8-K filed on December 27, 2004

(10)	Contained in Form 10-Q filed on August 9, 2005

(11)	Contained in Form 8-K filed on December 16, 2005

(12)	Contained in Form 8-A filed on December 28, 2005

(13)	Contained in Form 8-K filed on February 16, 2006

(14)	Contained in the Form 10-Q filed on August 9, 2005

(15)	Contained in the Form 10-KSB filed on April 1, 2002

(16)	Originally contain in the Form 10-Q filed on August 9, 2005 and refiled with the Form 10-K to correct a scrivener’s error as to the date of adoption on March 31, 2006.

(17)	Contained in the Form 10-K filed on March 8, 2005

(18)	Contained in the Form 10-K filed on March 31, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SFBC International, Inc.

By:	/s/ Jeffrey P. McMullen
Jeffrey P. McMullen,
President and Chief Executive Officer

Date: April 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jack Levine, CPA Jack Levine	Chairman of the Board of Directors	April 28, 2006

/s/ Jeffrey P. McMullen Jeffrey P. McMullen	President and Chief Executive Officer and Director (Principal Executive Officer)	April 28, 2006

/s/ David Natan David Natan	Vice President of Finance (Principal Financial Officer and Chief Accounting Officer)	April 28, 2006

/s/ Gregory B. Holmes Gregory B. Holmes	Director	April 28, 2006

/s/ Lewis R. Elias, M.D. Lewis R. Elias	Director	April 28, 2006

/s/ Arnold Golieb Arnold Golieb	Director	April 28, 2006

/s/ David Lucking David Lucking	Director	April 28, 2006

CONTENTS

Page
Report of Independent Registered Public Accountant Firm	F-2
Report of Independent Registered Public Accountant Firm	F-3
Consolidated Financial Statements
Consolidated Balance Sheets	F-5
Consolidated Statements of Earnings	F-6
Consolidated Statements of Cash Flows	F-7
Consolidated Statement of Changes in Stockholders’ Equity	F-8
Notes to Consolidated Financial Statements	F-9 – F-42

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