Form 10-Q
period 2006-03-31
SFBC INTERNATIONAL INC
filed 2006-05-15
CIK 1089542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☑ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2006

Commission File No. 1-16119

______________

SFBC INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

______________

Delaware	59-2407464
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

504 Carnegie Center

Princeton, NJ 08540

(Address of principal executive offices) (Zip code)

(609) 951-6800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑

No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐

No: ☑

The registrant has 18,156,310 shares of common stock outstanding as of May 8, 2006.

INDEX

Page

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

1

Consolidated Balance Sheets

as of March 31, 2006 (Unaudited) and December 31, 2005

1

Consolidated Statements of Earnings (Unaudited)

for the Three Months Ended March 31, 2006 and 2005

2

Consolidated Statements of Cash Flows (Unaudited)

for the Three Months Ended March 31, 2006 and 2005

3

Notes to Consolidated Financial Statements (Unaudited)

5

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

20

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

29

Item 4.      Controls and Procedures

30

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

32

Item 1A.   Risk Factors

34

Item 2.      Securities

47

Item 3.      Defaults Upon Senior Securities

47

Item 4.      Submission of Matters to a Vote of Security Holders

47

Item 5.      Other Information

47

Item 6.      Exhibits

47

SIGNATURES

48

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$49,845,282	$30,668,417
Investment in marketable securities	4,099,413	8,166,285
Accounts receivable, net	115,302,350	117,871,669
Income tax receivable	7,816,986	7,140,087
Loans receivable from stockholders	206,110	203,644
Deferred income taxes	664,536	662,615
Prepaid expenses and other current assets	9,901,169	13,314,992
Total current assets	187,835,846	178,027,709
Property and equipment, net	71,091,317	73,265,112
Goodwill	274,842,170	278,900,299
Other intangibles, net	31,486,926	32,300,608
Other assets, net	9,582,912	10,043,368
Total assets	$574,839,171	$572,537,096
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,528,678	$11,670,062
Accrued liabilities	22,302,167	25,121,943
Purchase consideration due to stockholders	2,000,000	2,000,000
Client advances, current portion	72,793,050	67,609,238
Line of credit	17,000,000	17,000,000
Capital lease obligations and notes payable, current portion	2,858,390	3,032,818
Total current liabilities	130,482,285	126,434,061
Client advances	3,378,695	3,721,705
Deferred income taxes	10,349,166	11,159,298
Capital lease obligations and notes payable	4,227,345	4,439,794
2.25% Convertible senior notes payable, due 2024	143,750,000	143,750,000
Minority interest in joint venture	957,474	750,639
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock. $0.10 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized, 18,071,810 shares and 18,493,364 shares issued and outstanding as of March 31, 2006 and December 31, 2005	18,072	18,493
Additional paid-in capital	232,894,472	241,821,651
Retained earnings	44,526,455	48,660,835
Accumulated other comprehensive earnings	4,255,207	4,224,147
Common stock held in treasury, at cost, zero shares and 606,300 shares held at March 31, 2006 and December 31, 2005, respectively	—	(12,443,527)
Total stockholders' equity	281,694,206	282,281,599
Total liabilities and stockholders' equity	$574,839,171	$572,537,096

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months Ended March 31,
	2006	2005

Net revenue
Direct revenue	$80,119,124	$77,306,576
Reimbursed out-of-pockets	30,011,702	19,136,369
Total net revenue	110,130,826	96,442,945
Costs and expenses
Direct costs	49,259,051	43,894,723
Reimbursable out-of-pocket expenses	30,011,702	19,136,369
Selling, general and administrative expenses	27,023,419	21,703,089
Impairment of goodwill	4,051,082	—
Impairment of long-lived assets	3,047,859	—
Total costs and expenses	113,393,113	84,734,181
Earnings (loss) from operations	(3,262,287)	11,708,764
Other income (expense)
Interest income	184,365	397,556
Interest expense	(1,776,241)	(5,511,083)
Foreign exchange transaction gain (loss), net	(526,568)	125,006
Total other income (expense)	(2,118,444)	(4,988,521)
Earnings (loss) before income taxes	(5,380,731)	6,720,243
Income tax expense (benefit)	(1,435,137)	1,637,658
Earnings (loss) before minority interest in joint venture	(3,945,594)	5,082,585
Minority interest in joint venture	188,786	57,682
Net earnings (loss)	$(4,134,380)	$5,024,903

Earnings (loss) per share:
Basic	$(0.23)	$0.32
Diluted	$(0.23)	$0.30
Shares used in computing earnings (loss) per share:
Basic	17,947,477	15,784,111
Diluted	17,947,477	16,507,924

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net earnings (loss)	$(4,134,380)	$5,024,903
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	4,391,916	4,303,823
Amortization of deferred debt issuance costs	435,843	2,684,866
Impairment of goodwill	4,051,082	—
Impairment of long-lived assets	3,047,859	—
Loss on disposal of property and equipment	31,826	—
Minority interest	188,786	57,682
Common stock options issued as compensation	524,296	—
Restricted shares and restricted stock units issued as compensation	264,664	10,434
Changes in assets and liabilities
Accounts receivable	2,569,319	2,213,107
Income tax receivable	(709,566)	1,129,915
Prepaid expenses and other current assets	3,413,823	(2,760,249)
Other assets	24,613	(106,957)
Accounts payable	1,858,616	(4,967,342)
Accrued liabilities	(2,628,210)	(1,920,470)
Client advances	4,840,802	(5,086,285)
Deferred income taxes	(779,386)	(2,123,475)
Total adjustments	21,526,283	(6,564,951)
Net cash provided by (used in) operating activities	17,391,903	(1,540,048)
Cash flows from investing activities
Additional purchase price consideration from prior acquisitions	—	(1,179,994)
Purchase of property and equipment	(4,273,267)	(4,614,646)
Proceeds from the disposal of property and equipment	5,000	—
Net change in long term investments and marketable securities	4,066,872	(1,100)
Net cash used in investing activities	(201,395)	(5,795,740)
Cash flows from financing activities
Principal payments on long term debt	—	(71,041,667)
Change in capital lease obligations and notes payable	(797,851)	(981,128)
Proceeds from stock issued under employee stock purchase and option plans	2,726,969	864,315
Net proceeds from secondary public stock offering	—	108,213,048
Net cash provided by financing activities	1,929,118	37,054,568
Net effect of exchange rate changes on cash	57,239	968,338
Net increase in cash and cash equivalents	19,176,865	30,687,118
Cash and cash equivalents at beginning of period	30,668,417	24,908,585
Cash and cash equivalents at end of period	$49,845,282	$55,595,703

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months Ended March 31,
	2006	2005
Supplemental disclosures:
Interest paid	$2,582,130	$5,511,083
Income taxes paid	$1,817,899	$783,205
Supplemental disclosures of non-cash investing and finance activities:
Change in the valuation of identifiable intangible assets related to the acquisition of a business	$—	$2,142,000
Common stock and options issued as compensation	$788,960	$10,434
Capital lease obligations incurred	$410,974	$35,975

The accompanying notes are an integral part of these financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Principles of Consolidation

The consolidated financial statements include the accounts of SFBC International, Inc., its wholly-owned subsidiaries and the 49%-owned Spanish joint venture. All financial information presented in this report relating to foreign subsidiaries has been converted to United States dollars. All significant intercompany balances and transactions have been eliminated in consolidation.

Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “SFBC International,” “SFBC,” or the “Company” refer to SFBC International, Inc. and its subsidiaries and predecessors as a combined entity.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the remaining quarters and for the year ending December 31, 2006.

As we publicly announced, a clerical error made by a PharmaNet, Inc. employee resulted in the overstatement of net revenue and net pre-tax income by approximately $0.6 million for the quarter ended March 31, 2005. Due to additional work performed on the contract in question, the error self-corrected, and there was no impact for the results of operations for the nine months ended September 30, 2005. Amendments to Form 10-Q for the periods ended March 31 and June 30, 2005 were filed with the Securities and Exchange Commission. All historical numbers appearing in this Report have been adjusted to reflect the error correction.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and should be read in conjunction with the consolidated financial statements and notes which appear in that Report. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Net Earnings Per Share

The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” which requires dual presentation of net earnings per share; Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Due to the loss reported for the three month period ended March 31, 2006, 368,525 dilutive equivalents have been excluded from the calculation of diluted earnings per common share since they were anti-dilutive. Included in diluted shares are common stock equivalents relating to stock options with a dilutive effect of 723,813 shares of common stock for the three month period ended March 31, 2005.

In August and September 2004, we sold $143.75 million of our 2.25% convertible senior notes due in 2024. Simultaneously with the offering in August, the Company repurchased and retired 820,000 shares of common stock at $30.43 per share. If the average stock price of our common stock during a reporting period is greater than $41.08, then shares reserved for issuance on possible conversion of our outstanding convertible senior notes will be included in calculating diluted shares outstanding in an amount equal to the difference between the “conversion amount” and the outstanding principal amount divided by $41.08. The conversion amount is, for this purpose, the outstanding principal amount divided by $41.08 multiplied by the average stock price during the period. For the quarter ended March 31, 2006, there were no shares included in diluted shares outstanding attributable to the convertible senior notes since the average share price for the period ended March 31, 2006 was less than $41.08.

In November 2005, SFBC announced that its Board of Directors had approved the repurchase of common stock totaling up to $30.0 million. A total of 606,300 shares were purchased in November and December 2005 at an average price of $20.49. In March 2006, the Company retired these shares. Currently there is approximately $17.6 million of the original $30.0 million in remaining repurchase authorization.

Stock Based Compensation

Through the year ended December 31, 2005, the Company followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”), and, accordingly, accounted for awards under these plans pursuant to the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by SFAS 123. Under APB 25, compensation expense was recognized in the financial statements relating to awards of stock. However, no compensation expense was recorded in the financial statements for employee stock option grants, as all options have been granted with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Additionally, no compensation expense was recorded in the financial statements for shares purchased by employees under the Company’s Employee Stock Purchase Plan as that plan was considered to be non-compensatory under APB 25.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (“SFAS 123R”) using the modified prospective transition method. SFAS 123R revises SFAS 123, supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Under the modified prospective transition method, compensation expense is recognized in the financial statements on a go forward basis for (a) all share-based payments granted prior to, but not vested as of January 1, 2006, based upon the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards. Under the modified prospective transition method, results for prior periods are not restated.

As a result of the adoption of SFAS 123R, income from operations and income before taxes for the three month period ended March 31, 2006 include incremental stock-based compensation expense due to stock options and the Company’s employee stock purchase plan of $0.5 million. The after tax impact of this incremental stock-based compensation expense on net income, basic and diluted earnings per share was approximately $.5 million,

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

$.03 and $.03, respectively. Approximately $0.1 million of this amount on a pre-tax basis has been has been included in direct costs and $0.4 million of this pre-tax amount has been included in selling, general and administrative expenses.

The following table illustrates the effect on net earnings and earnings per share for the three month period ended March 31, 2005 had SFBC applied the fair value recognition provisions of SFAS 123 to all of its stock-based employee compensation plans.

Three Months Ended March 31, 2005
Net earnings:
As reported	$5,024,903
Pro forma	$3,205,491
Basic earnings per share:
As reported	$0.32
Pro forma	$0.20
Diluted earnings per share:
As reported	$0.30
Pro forma	$0.19

The Company has used the following assumptions in determining the grant-date fair value for its option awards. The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting employment termination behavior. The expected volatility of the price of the underlying stock is based upon the historical volatility of the Company's stock computed over a period of time equal to the expected term of the option. The risk free interest rate is based upon the implied yields currently available from the U.S. Treasury zero-coupon yield curve for issues with a remaining duration equal to the expected term of the option. There were no stock options granted in the first quarter of 2006. The fair value of the options granted in the first quarter of 2005 was estimated by using the Black-Scholes pricing model with the following assumptions: (i) expected life of the options of three years, (ii) expected volatility in the market price of the Company’s common stock of 60%, (iii) no expected dividends, and (iv) a risk free interest rate of 4%.

Generally, options granted by the Company vest over a three year period. Historically, these options expired in 10 years or three months after separation of service, whichever occurs earlier. Beginning in 2004, the Company began shortening the term of its options to five years and, in some cases, shortening the vesting period in anticipation of the effect of Statement 123R. In August 2005, the Company accelerated the vesting of 462,059 options granted to 15 key PharmaNet employees. Notwithstanding this, these employees may not sell the underlying common stock prior to the original vesting dates, except to the extent necessary to pay the exercise price. The Company believed that because the options which were accelerated had exercise prices in excess of the current market value of our common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention and the acceleration may have a positive effect on employee morale. The acceleration was also to enable the Company to avoid recognizing compensation expense associated with these options in future periods in our consolidated statements of earnings upon adoption of Statement 123R on January 1, 2006. The acceleration of the vesting of these options did not result in a charge based on accounting principles generally accepted in the United States.

In June 1999, the Company established a stock option plan which is called the 1999 Stock Plan (the "Plan"). The Plan provides for the Company to issue options, restricted stock, and stock appreciation rights (collectively, the "Awards") to employees, directors and consultants of the Company. The issuance and form of the Awards are at the discretion of the Company's board of directors, except that the exercise price of options or stock appreciation rights may not be less than the fair market value at the time of grant.

In June 2004, SFBC amended the Plan to broaden the types of awards which could be granted under the Plan to include grants of restricted common stock, restricted stock units and stock appreciation rights in addition to non-qualified and incentive stock options.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

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

In conjunction with the acquisition of PharmaNet, SFBC issued a total of approximately 465,000 options to 12 key PharmaNet executives in connection with their employment agreements. Of these options, 330,000 exercisable at $44.39 were cancelled in March 2006 in conjunction with the grant of 300,000 restricted shares of common stock or restricted stock units to 11 of the executives as well as seven other executives. The aggregate pre-tax expense associated with the accelerated options that would have been reflected in the Company’s consolidated statement of operations in 2006 and thereafter was approximately $4.1 million.

On June 21, 2004, SFBC’s stockholders approved the 2004 Employee Stock Purchase Plan (the “ESPP”) permitting eligible participants (excluding executive officers) to purchase up to 150,000 shares of our common stock. The ESPP permits employees who are employed for at least 20 hours per week and who have been so employed for at least three months continuously by SFBC or one of its designated subsidiaries the option of purchasing common stock from SFBC at a 15% discount from the lower of the fair market value of such shares at the beginning of an offering period or the fair market value of such shares at the end of the offering period. Each offering period (except the initial period) is six months. Each eligible employee is granted an option to purchase such shares at the beginning of each offering period. In May 2005, SFBC’s stockholders approved an amendment to the ESPP which increased the total number of shares of our common stock available under the ESPP to 250,000 shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. As of March 31, 2006 and December 31, 2005, there were 138,909 shares and 55,039 shares, respectively, issued under the ESPP. The ESPP follows IRS guidelines for eligibility.

In June 2004, the Company’s stockholders approved and ratified an increase of 300,000 shares of common stock under the Plan. In June 2005, our stockholders approved and ratified another amendment to the Plan increasing the number of stock rights under the Plan by 300,000 shares. As of March 31, 2006, there were 516,363 stock rights available for issuance under the Plan and 111,091 shares available for issuance under the Company’s Employee Stock Purchase Plan.

A summary of the Company’s stock option activity and related information for the three month period ended March 31, 2006:

	2006
	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of year	2,323,064	$27.07
Granted	—
Exercised	(118,200)	13.05
Forfeited	(623,300)	34.09
Outstanding at end of year	1,581,564	$25.35
Exercisable at end of year	1,537,481	$25.18

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

The following information applies to options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 4.00-$12.99	318,914	6.0	$8.45	316,414	$8.42
$13.86-$19.89	405,770	5.5	$14.82	395,021	$14.74
$23.67-$38.63	358,791	3.9	$29.90	327,957	$29.16
$40.39-$44.43	498,089	3.7	$41.49	498,089	$41.49
	1,581,564	4.7	$25.35	1,537,481	$5.18

New Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”) which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 requires that changes in accounting principle be retrospectively applied. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on the Company’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our condensed consolidated financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

In connection with adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company’s intangible assets subject to amortization are approximately as follows:

	March 31, 2006			December 31, 2005
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Internally-developed software	5	$454,000	$(153,000)	$454,000	$(131,000)
Subject data-bases	4	900,000	(900,000)	900,000	(844,000)
Employment & non-compete agreements	3.4	1,426,000	(1,214,000)	1,426,000	(1,152,000)
Methodologies	4.1	2,568,000	(1,996,000)	2,568,000	(1,946,000)
Technology	5.0	3,859,000	(984,000)	3,859,000	(791,000)
Contracts & customer relationships	6.5	12,450,000	(2,973,000)	12,450,000	(2,542,000)

Subtotal		21,657,000	(8,220,000)	21,657,000	(7,406,000)
Intangible assets not subject to amortization
Trade names	—	18,050,000	—	18,050,000	—

Total		$39,707,000	$(8,220,000)	$39,707,000	$(7,406,000)

Amortization expense for intangible assets during the three month period ended March 31, 2006 was approximately $0.8 million and approximately $1.2 million for the three month period ending March 31, 2005. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

2006	$3,030,000
2007	2,802,000
2008	2,782,000
2009	2,622,000
2010 and thereafter	3,015,000
$14,251,000

As of March 31, 2006, all intangible assets except goodwill and trade names were subject to amortization expense.

Under SFAS 142 the Company is required to perform an annual impairment test of its goodwill and indefinite-lived intangibles. On an annual basis, management assesses the composition of its assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

goodwill and indefinite-lived intangibles below their carrying amounts, they will be tested for impairment. The Company will recognize an impairment charge if the carrying value of the asset exceeds the fair value determination. The impairment test that the Company has selected historically consisted of a ten year discounted cash flow analysis including the determination of a terminal value, and requires management to make various assumptions and estimates including revenue growth, future profitability, peer group comparisons, and a discount rate which management believes are reasonable.

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

The Company completed its annual test on December 31, 2005. As of December 31, 2005, the Company determined that the carrying value of the goodwill on its Miami subsidiary which resulted from the August 2003 acquisition of Clinical Pharmacology Associates (which has been merged into Miami operations) was impaired, due to a material decline in the Miami subsidiary’s revenue and profitability. To assist in the process of determining the goodwill impairment, the Company obtained an appraisal from a nationally known independent third party valuation firm. As a result of this process, the Company calculated and recorded a non-cash goodwill impairment charge of approximately $20.3 million. This impairment charge reduced the carrying value of the remaining goodwill associated with the Clinical Pharmacology Associates acquisition to approximately $3.5 million.

For the period ended March 31, 2006, the Company recorded an impairment charge of $3.5 million to write-down all of the remaining goodwill associated with Miami operations as a result of reduced projected profitability and cash. In addition, the Company recorded an impairment charge of approximately $0.6 million to write-down all of the goodwill related to the acquisition of Ft. Myers as a result of a material reduction in the forecast for Ft. Myers profitability and cash flow. All of these impairment charges relate to the early stage development operating segment. As of March 31, 2006, the Company had total net consolidated goodwill of approximately $274.8 million, which includes $14.3 million of goodwill related to the acquisition of Taylor Technology, Inc. on July 23, 2004 and approximately $228.0 million of goodwill related to the PharmaNet acquisition on December 22, 2004. The remaining goodwill is primarily related to acquisitions of Anapharm and New Drug Services Inc. (“NDS”) in 2002, which were approximately $16.7 million and approximately $12.4 million, respectively, as of March 31, 2006.

Also as a result of the material reduction in the Miami forecast, the Company wrote-down the carrying value of its Miami building by approximately $3.0 million.

NOTE 4. DEBT

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

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

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

Prior to the amended and restated credit facility, the Company had approximately $49.0 million due under the term loan and $5.0 million due under the revolving credit portion of the facility. The Company used approximately $30.0 million of its existing cash, not including payment of accrued interest and closing costs, and borrowed $19.0 million under the revolving credit facility to repay the term loan. Since December 31, 2005 through the present, the Company’s outstanding balance under its revolving credit facility has been $17.0 million. Prior to the amended and restated credit facility, the facility bore interest at the rate of 300 basis points above LIBOR for the term loan and 275 basis points above LIBOR for the revolving credit facility. The Company was also required to make quarterly principal payments and, beginning January 1, 2006, sweep 50% of the Company’s excess cash flow, as defined, to reduce the principal balance of the term loan. Under the amended credit facility, the interest rate was reduced from 275 to 225 basis points above LIBOR, no principal payments are required until maturity in December 2009, and the excess cash flow sweep requirement was effectively eliminated.

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

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

On November 28, 2005, the Company again amended its amended and restated credit facility. The second amendment provides the Company the ability to spend up to $30.0 million to buyback SFBC stock. In connection with the second amendment, SFBC’s board of directors changed its stock buyback program from a share limit of 1,000,000 shares to a dollar limit of the number of shares, which can be purchased for an aggregate of $30.0 million.

At December 31, 2005, SFBC was in default under provisions of its credit facility. It exceeded the allowable capital expenditure limitation by acquiring approximately $22.5 million of capital assets; the limit for 2005 was $22.0 million. Additionally, the $3.8 million of severance charges entered into effective on December 31, 2005 caused SFBC to violate certain debt covenants. The lenders waived all violations as of December 31, 2005 through March 31, 2006.

At March 31, 2006, SFBC was in default of the same covenants of its credit facility. On May 9, 2006, the lenders waived all covenant violations from March 31, 2006 through June 30, 2006. Concurrently as part of the waiver the Company agreed to reduce the credit facility from $90.0 million to $45.0 million. As a result of the reduced availability, the Company will incur a non-cash write-off of approximately $1.2 million of deferred financing costs during the period ending June 30, 2006. Pending an amendment of the credit facility, SFBC may not borrow further under the facility. The Company is continuing to negotiate new covenant levels with its lenders. There is no assurance the Company will be successful in these negotiations or that the new covenant levels will be on comparable terms to existing levels. In the event the Company is unable to amend the covenants or obtain additional waivers, the Company may be required to repay the $17.0 currently drawn on the line of credit which could have a material adverse impact on the Company’s liquidity. The principal balance due at December 31, 2005 and March 31, 2006 was $17.0 million, which is classified as a current liability in accordance with EITF 86-30, “Classification of Obligations When a Violation is Waived by the Creditor.”

The credit facility is guaranteed by each of the Company’s United States subsidiaries, and is secured by a mortgage on its facility in Miami, Florida, a pledge of all of the assets of its United States operations and United States subsidiaries, and a pledge of 65% of the stock of certain of its foreign subsidiaries. The United States assets collateralizing the credit facility are approximately $454.0 million, including goodwill and intangible assets.

NOTE 5. COMMITMENTS AND CONTINGENCIES

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

In late December 2005, the SEC staff wrote to us requesting various documents principally relating to compensation payable to the Company’s former president and chairman, to compensation payable to another former vice president of legal affairs relating to his compensation and that of his family, to other information relating to the former officer duties and to the Independent Counsel’s Report. In addition, on March 28, 2006, the SEC staff wrote to SFBC requesting various documents principally relating to related party transactions, compensation of, and other arrangements with, family members of certain of the Company’s employees, internal control and other accounting policies, SFBC’s initial public offering, the Form 8-K filed on June 8, 2005, transcripts of all analyst and investor conference calls and all minutes of all board meetings, including committee meetings, since January 1, 2000. The Company has provided and continues to provide all requested documents to the SEC.

In early November 2005, Bloomberg Magazine published a feature article on the drug development services industry, which article contained critical allegations about the Company’s Miami facility. Following the Bloomberg Magazine article, the United States Senate Finance Committee (“Committee”) requested documents from the Company and requested to interview two former employees, including the former chairman of the board and president. The Company voluntarily provided documents to the Committee and these two former employees met

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

with the Staff of the Committee. On February 8, 2006, the Committee made another request for documents and information relating to, among other things, the Company’s standard operating procedures, former employees, the institutional review boards SFBC use, and the SEC Staff inquiry discussed above. The Committee Staff also requested to meet with the Company’s former chief executive officer. The Company has provided and continues to provide all requested documents to the Committee. Although the Committee has no direct regulatory authority over SFBC, it does have the power to recommend legislation that could affect SFBC’s industry. SFBC cannot predict what, if any, further action the Committee or its Staff will take or whether any legislation will be passed into law. Nonetheless, each time that the Committee Staff’s written requests are made public, it has an adverse effect upon the Company’s common stock price. Moreover, legal fees incurred to comply with the Senate Finance Committee requests are not covered by insurance and if continuing could have a material adverse effect on future profitability.

Beginning in January 2006, a number of class action lawsuits have been filed in the United States District Court for the Southern District of Florida and the United States District Court for the District of New Jersey alleging that the Company and certain of its current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. The suits allege that the defendants misrepresented the Company’s business conditions, prospects and financial results and failed to disclose the Company’s allegedly improper and reckless business practices, such as improper recruiting practices and mismanagement of clinical trials. The class action complaints sought a class period for those persons or institutions that acquired the Company’s common stock either from August 4, 2003 through December 15, 2005 or from February 17, 2004 through December 15, 2005. The Company intends to vigorously defend against all of these lawsuits. All of these class actions are in the process of being consolidated and transferred to the United States District Court for the District of New Jersey. Based on the information currently available, management does not believe that the lawsuit will have a material adverse effect on the financial condition, results of operations or business of the Company. However, as the outcome of this matter is difficult to predict, significant changes in the estimated exposures could occur.

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

In January 2006, the owner of the land upon which a portion of the Company’s Miami Facility is located commenced an action against the Company seeking a judgment declaring that the Company breached its land lease with the owner. The complaint alleges that the defaults include issues alleged in the Bloomberg Magazine article, the structural and building issues raised by the Miami-Dade Building Department where the Miami facility is situated, the pending Securities and Exchange Commission Staff inquiry and failure to maintain insurance naming the owner as a co-insured. The Company has denied that the allegations in the complaint constitute defaults under the lease, and have asserted multiple defenses including that to forfeit the leasehold at this time with approximately 40 years remaining on the lease would be inequitable. If the Court nonetheless issues a declaratory judgment in favor of the plaintiff, the Company will be required to vacate the Miami operations South building and the part of the annex on the leased land, which would result in a material charge to the Company’s earnings.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

On April 12, 2004, MCC Analitica, S.A., or MCC, filed a private criminal complaint in Barcelona, Spain, alleging that defendant Dr. Maria Cruz Caturla Perales, a former employee of MCC, who is now an employee and 51% owner of SFBC Anapharm Europe, S.L., misappropriated confidential materials and utilized those materials at SFBC Anapharm Europe. The Company, through SFBC Europe B.V., own a 49% interest in SFBC Anapharm Europe. Also named in the private proceedings were Drs. Gregory Holmes and Marc LeBel as legal representatives of SFBC Anapharm Europe. There are no allegations that Dr. Holmes or Dr. LeBel participated in the alleged actions or knew of them. Spanish law provides that private individuals may file a criminal complaint and an examining judge then conducts an investigation to determine whether further proceedings are warranted. The Company was not named as a party to the proceedings. Spanish counsel has advised us that, in such counsel’s opinion, it is unlikely that either the Company or its subsidiary, SFBC Europe B.V., will have liability including possible civil liability. However, there can be no assurances that either the Company or its subsidiary will not have any liability. In addition, while the Company believes that this matter will not have a material adverse effect on the business of its joint venture or its investment therein, there can be no assurances as to that effect. In November 2005, the Company’s Spanish counsel notified the Company that the Criminal Investigation Court dismissed the proceeding. The Company was advised in February 2006 that an appeal for reconsideration to the Criminal Investigation Court had been denied. The plaintiff then filed an appeal to the Provincial Court of Appeal. The Company was advised that this appeal was ultimately denied, and there are no more appeals remaining. Therefore, the Company believes that this matter had been resolved.

Our attempts to resolve the issues affecting our Miami facility and the related adverse publicity involve a material amount of attention from our management, additional cost and uncertainty and may have a material and adverse affect on our future results of operations, including a reduction not only in our net earnings but a deviation from our forecasted net earnings.

Employment Agreements

The Company has entered into written employment agreements with certain of its executive officers which expire at different times in 2007-2009. The agreements provide the employees with an annual salary and other benefits. They are eligible to receive grants of restricted stock units, options or other equity incentives and annual bonuses, subject to the approval of SFBC’s Compensation Committee. Additionally, the written agreements also provide the employees with an option to terminate their agreement and receive lump sum payments, as defined in the respective agreements, if there is a change in control of the Company or if they are terminated without cause.

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

Employee Stock Purchase Plan and PharmaNet 401(k) Plan

On June 21, 2004, SFBC’s stockholders approved the 2004 Employee Stock Purchase Plan (the “ESPP”) permitting eligible participants (excluding executive officers) to purchase up to 150,000 shares of our common stock. The ESPP permits employees who are employed for at least 20 hours per week and who have been so employed for at least three months continuously by SFBC or one of its designated subsidiaries the option of purchasing common stock from SFBC at a 15% discount from the lower of the fair market value of such shares at the beginning of an offering period or the fair market value of such shares at the end of the offering period. Each offering period (except the initial period) is six months. Each eligible employee is granted an option to purchase such shares at the beginning of each offering period. In May 2005, SFBC’s stockholders approved an amendment to the ESPP which increased the total number of shares of our common stock available under the ESPP to 250,000 shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. As of March 31,

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

2006 and December 31, 2005, there were 138,909 shares and 55,039 shares, respectively, issued under the ESPP. The ESPP follows IRS guidelines for eligibility.

The Company offers a 401(k) plan to its employees with annual matching contributions. The contribution level on the matches is determined by the Company’s Board of Directors, and these contributions vest ratably over a three-year period. Company matching contributions for all employees for each of the three years ended December 31, 2005, 2004, and 2003 were approximately $0.5 million, $0.5 million, and $0.1 million, respectively. PharmaNet has offered a 401(k) plan to its U.S. employees. PharmaNet made matching contributions of approximately $1.6 million to the plan in 2005. PharmaNet has also provided defined contribution plans for employees of certain foreign subsidiaries with aggregate contributions of approximately $1.3 million in 2005. The Company’s intent is to merge the plans. Effective December 31, 2005, the PharmaNet 401(k) plan was amended to provide that it will accept no further plan contributions. After such date, PharmaNet employees are eligible to participate in the Company’s 401(k) plan. During 2005, the Company discovered that the PharmaNet 401(k) plan may have sustained certain operational defects. The primary issue relates to certain individuals who previously had a portion of their 401(k) plan account balances invested in PharmaNet stock. This form of investment dates back to 1998 and the stock fund was liquidated upon the merger of PharmaNet with the Company in December 2004. During the years that the PharmaNet 401(k) plan held PharmaNet stock, PharmaNet valued the closely held employer stock periodically, but generally not more frequently than semiannually. Because there were purchases and sales of PharmaNet stock on a more frequent basis, there is a question as to whether such transactions were for fair market value. It is possible that the PharmaNet 401(k) plan may have paid PharmaNet an amount greater than fair market value for its stock or sold back stock to PharmaNet at an amount less than fair market value, resulting in reduced values of participants’ accounts. The PharmaNet stock value was determined by the board of directors periodically using procedures that they believed were reasonable. It should also be noted that the PharmaNet 401(k) plan document required daily valuation of all plan assets. As a result of this provision and at least one other 401(k) plan provision, it appears that the PharmaNet plan was not operated in accordance with its plan document. PharmaNet has applied with the Internal Revenue Service to correct these 401(k) plan defects and expects to similarly apply to the Department of Labor. This process may result in a substantial liability by PharmaNet to its plan participants as well as related costs. As of December 31, 2005, the Company has accrued approximately $0.5 million related to this matter. However, this amount represents an estimate, and as the outcome of this matter is difficult to predict, significant changes in the estimated exposure could occur.

Currently the Company’s Canadian operation is contractually committed to build a 150,000 sq. ft. construction project which has commenced construction and is estimated to cost approximately $22.0 million. To date the Company has expended approximately $3.9 million on the project. The Company has entered into meaningful discussions regarding a sale-leaseback arrangement which would relieve the Company of its remaining commitment and would result in a cash refund or a future rent credit for a portion of the funds it has already spent on the project. There can be no assurances that the Company will be successful in negotiating a sale-leaseback.

NOTE 6. SECONDARY PUBLIC OFFERING

On March 15, 2005, the Company and certain executive officers of the Company sold 3,500,000 shares of SFBC common stock at $38.00 per share. The Company sold 3,078,000 shares; and the executive officers sold 422,000 shares. In addition, SFBC granted the underwriters an option to purchase up to an additional 525,000 shares of common stock to cover over-allotments, which was not exercised. The net proceeds to SFBC from the offering after expenses were approximately $108.2 million, of which SFBC used $70.0 million to repay a portion of its outstanding term loan under its credit facility on March 17, 2005 and an additional $38.0 million of offering proceed to repay the line of credit in conjunction with the amendment of the credit facility in June 2005. The Company incurred a non-cash charge of approximately $3.3 million related to the write-off of deferred charges due to repayments on the term loan in 2005.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

NOTE 7. SEGMENT INFORMATION

Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Effective the year ended December 31, 2005, with a change in the Company’s chief executive officer, SFBC has initiated reporting our results of operations in two segments – early stage clinical development and late stage clinical development. Early stage clinical development consists primarily of our Phase I clinical trial facilities, our bioanalytical laboratories and our clinical laboratories. Late stage clinical development consists of PharmaNet, which primarily provides Phase II through Phase IV services, including clinical operations, data management and biostatistics, regulatory, medical and scientific affairs and consulting. Segment information for the three months ended March 31, 2006 and 2005 are as follows:

	Early Stage Development	Late Stage Development	Other Reconciling Items(1)	Total
Direct revenue
2006	$33,025,685	$47,093,439	$—	$80,119,124
2005	$41,332,490	$35,974,086	$—	$77,306,576

Depreciation and amortization
2006	$2,504,496	$1,887,420	$—	$4,391,916
2005	$2,088,450	$2,215,373	$—	$4,303,823

Goodwill impairment
2006	$4,051,082	$—	$—	$4,051,082
2005	$—	$—	$—	$—

Operating income
2006	$(5,610,747)	$7,488,388	$(5,139,928)	$(3,262,287)
2005	$10,303,502	$3,450,117	$(2,044,855)	$11,708,764

Interest income
2006	$74,465	$109,900	$—	$184,365
2005	$318,864	$78,692	$—	$397,556

Interest expense
2006	$93,417	$262	$1,682,562	$1,776,241
2005	$282,784	$4,917	$5,223,382	$5,511,083

Total assets
2006	$195,624,368	$379,214,803	$—	$574,839,171
2005	$245,418,238	$342,149,099	$—	$587,567,337
Capital expenditures
2006	$2,411,937	$1,861,330	$—	$4,273,267
2005	$3,481,764	$1,132,882	$—	$4,614,646

———————

(1)

Represents corporate allocations.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

NOTE 8. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2005 one employee related to our former chief executive officer, one employee related to our former president and two employees related to our then executive vice president of clinical operations were paid a total of approximately $0.2 million. These latter two employees, whose combined annual salaries equal approximately $0.1 million, terminated their employment with SFBC in April and May 2006, respectively. Additionally, our former vice president of legal affairs (who was not an executive officer) controlled companies and an individual that provided services to or received personal benefits from the Company and received $198,899 for the year ended December 31, 2005. All of these services were discontinued as of December 31, 2005.

Related party transactions for the three months ended March 31, 2006 and 2005 are as follows:

	2006	2005
Salaries and benefits	$24,250	$63,352
Contract Labor	—	37,939
	$24,250	$101,291

Additionally, SFBC appointed Lewis Elias, MD to our Board of Directors in late June 2005. A law firm in which his son is a partner represented us from early August 2004 through February 2005 in connection with a real estate transaction and received a fee of approximately $5,400.

The Company is still investigating certain payments made to parties associated with certain former officers of the Company to determine if they represent other related party transactions. Depending upon the results of this investigation, the amounts in the table above may be higher or lower. The Company does not believe that results of this investigation will have a material effect on the Company’s operations or that any items uncovered will be material in amount.

Loans Receivable from Officers/Stockholders

In connection with the acquisition of KeyStone Analytical Laboratories, Inc. (“KAL”), now known as SFBC Analytical Laboratories, Inc., the Company entered into a five-year employment agreement with the former president of KAL. The agreement provides for, among other things, a loan of $1.0 million repayable in equal installments of approximately $0.2 million plus interest of 4.45% per annum on each August 20 commencing in 2002, which is secured by a portion of the common stock issued to the employee. Provided that the employee serves on a full-time basis, as defined, the Company will annually forgive approximately $0.2 million of the outstanding principal balance and accrued interest until the note is fully satisfied. In that regard, the Company is amortizing the note and accrued interest receivable to salaries expense on a straight-line basis over a five-year period. Since the former president of KAL was employed on August 20, 2005 (and continues to be employed) the approximately $0.2 million payment of the note along with the accrued interest was forgiven in August 2005. All of the remaining approximately $0.2 million loan balance as well as the related accrued interest is reflected as a current asset as of March 31, 2006. Interest income related to this loan for the three months ended March 31, 2006 and 2005 was $2,466 and $4,931, respectively.

Note Receivable from Minority Interest

In December 2005, the Company entered into a five-year promissory note with Novatia, LLC, in which its subsidiary, Taylor Technology, owns a 25% interest. The agreement provides for a note of approximately $0.2 million with interest rate of 6% per annum repayable in monthly payments of approximately $4,156 for 59 months. A loan balance of approximately $0.2 million is reflected as an asset as of March 31, 2006.

NOTE 9. SUBSEQUENT EVENTS

At March 31, 2006, SFBC was in default under certain covenants of its credit facility. On May 9, 2006, the lenders waived all covenant violations from March 31, 2006 through June 30, 2006. Concurrently, as part of the waiver, the Company agreed to reduce the credit facility from $90.0 million to $45.0 million. As a result of the

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

reduced availability, the Company will incur a non-cash write-off of approximately $1.2 million of deferred financing costs in the second quarter of 2006. Pending an amendment of the credit facility, SFBC may not borrow further under the facility. The Company is continuing to negotiate new covenants. There is no assurance the Company will be successful in these negotiations or that the new covenant levels will be comparable terms to existing levels. In the event the Company is unable to amend the covenants or obtain additional waivers, the Company may be required to repay the $17.0 million currently drawn on the line of credit which could have a material adverse impact on the Company’s liquidity. The principal balance due at March 31, 2006 and December 31, 2005 was $17.0 million, which is classified as a current liability in accordance with Emerging Issues Task Force 86-30, “Classification of Obligations When a Violation is Waived by the Creditor.”

In connection with the appointment of Jeffrey P. McMullen to serve as president and chief executive officer of the Company, on May 9, 2006, the Compensation Committee of the Company negotiated and approved the terms of a new employment agreement for Mr. McMullen. The employment agreement will be effective as of January 1, 2006 with a term of three years, and the other material terms of the employment agreement are as follows:

•

Base annual salary of $650,000;

•

2006 annual incentive bonus comprised of two parts: (i) 1.5% of 2006 PharmaNet operating earnings, subject to a maximum bonus of $325,000, provided, that, 2006 PharmaNet operating earnings is at least a certain minimum dollar amount set by the Compensation Committee; and (ii) discretion of the Compensation Committee based on its evaluation of the overall performance of Mr. McMullen and of SFBC, from a financial point of view and/or from an operating perspective, which discretionary sum shall not exceed $650,000 and may be zero depending upon performance;

•

The 2007 and 2008 annual incentive shall be determined by the Compensation Committee annually;

•

Effective May 9, 2006 long-term incentives consisting of time-based and performance-based grants of restricted stock units as follows: Mr. McMullen is granted 62,461 restricted stock units (“RSUs”) with 10,411 RSUs vesting on June 30, 2006, subject to employment with SFBC on such date and 10,410 RSUs vesting on each of December 31st and June 30th during the remainder of the term of the employment agreement, subject to employment with SFBC on the applicable vesting date. Such RSUs shall be delivered to Mr. McMullen as they vest. Mr. McMullen shall also receive a grant of 60,000 RSUs which shall vest only if SFBC meets or exceeds non-GAAP earnings per share target for 2008. Non-GAAP earnings are defined as GAAP earnings, plus amortization of intangibles and equity compensation expense under Statement 123R. If the 2008 non-GAAP earnings per share target is met, the RSUs shall vest and the 60,000 RSUs shall all be delivered to Mr. McMullen promptly upon filing the Form 10-K of SFBC with the Securities and Exchange Commission for the year ended December 31, 2008. In consideration of the foregoing grants of RSUs, Mr. McMullen has agreed to surrender options to purchase 135,000 shares of common stock previously granted to him in December 2004;

•

Future long-term incentives – the Compensation Committee shall consider additional grants of equity compensation as long-term incentives for each of 2007 and 2008;

•

Perquisites – Mr. McMullen will be entitled to perquisites selected by him, up to a limit of $32,500 per each calendar year during the term, and SFBC shall reimburse him for income taxes incurred from the perquisites at the effective tax rate of 35%. Perquisites shall not include benefits generally available to all other SFBC employees; and

•

Severance – Three years for termination without cause or for good reason.

The Compensation Committee and Mr. McMullen continue to negotiate the remaining legal and non-material terms of his employment agreement.

Item 2.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005.

The following discussion and other information in this Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate, “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors, as more fully discussed herein under the heading “Forward-Looking Statements,” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Special Factors Relating to our Business and Common Stock” and “Risk Factors” contained in our Form 10-K for the year ending December 31, 2005 filed with the Securities and Exchange Commission and the Risk Factors contained in this Report on Form 10-Q. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made and carefully consider the special factors. We do not assume any obligation to update the forward-looking statements after the date hereof.

Overview

We are a leading global drug development services company, providing a broad range of both early and late stage clinical drug development services to branded pharmaceutical, biotechnology and generic drug and medical device companies around the world. We have conducted clinical trials on many leading drugs, and our clients include many of the largest pharmaceutical, biotechnology and generic drug companies in the world. Effective with the year ended December 31, 2005, we have initiated reporting the results of our operations in two segments – early stage and late stage clinical development. Early stage consists primarily of our Phase I clinical trial facilities, our bioanalytical laboratories and our clinical laboratories. Late stage consists of our subsidiary, PharmaNet, Inc., which primarily provides Phase II through Phase IV services.

In early stage clinical development services, we specialize primarily in the areas of Phase I clinical trials and bioanalytical laboratory services. We operate four early stage clinical trial facilities located in Miami and Ft. Myers, Florida and in Quebec City and Montreal in Canada. We plan to open a fifth early stage facility in Toronto, Canada during the third quarter of 2006, and move our Quebec City clinical trials facility and bioanalytical laboratory to a new state-of-the-art facility in Quebec City in the second quarter of 2007. Our early stage Canadian operations (excluding PharmaNet) accounted for approximately 26% of our 2005 consolidated direct revenue. Our Miami facility, which formerly had a capacity of 675 beds and housed our corporate headquarters, has experienced significant changes since early November 2005. These changes, which are described throughout this Report, have resulted in a reduction of capacity in the Miami facility from 675 beds to 350 beds.

We provide bioanalytical services, including early clinical pharmacology, through our five bioanalytical laboratories located in Philadelphia, Pennsylvania, Princeton, New Jersey, Quebec City and Toronto, Canada, and Barcelona, Spain where we are a 49% joint venture partner. We primarily conduct early stage clinical trials for the branded pharmaceutical and biotechnology industries in our United States facilities. Our Canadian facilities, which currently have approximately 318 beds and include Anapharm Inc., our principal Canadian subsidiary, operate early stage clinical trial units in Montreal and Quebec City, bioanalytical laboratories in Quebec City and Montreal and a clinical laboratory in Montreal. These facilities primarily service the generic drug industry

We have developed and currently maintain extensive databases of available individuals who have indicated an interest in participating in future early stage clinical trials. We believe our strength in rapidly recruiting clinical trial participants can enable our clients to reduce their drug development lead times by generating the data they require. We believe our capabilities make us a desirable drug development services partner. We further differentiate ourselves from our competitors based on our ability to recruit specialized populations for difficult-to-recruit early stage clinical trials. We have expertise and experience in recruiting for and conducting trials involving a variety of areas including cardiovascular, dermatology, diabetes, geriatrics, hepatic disease, HIV positive, neurology, ophthalmology, pediatrics, post-menopausal conditions, pulmonology and renal disease.

Through PharmaNet, which we acquired in December 2004, we offer late stage clinical development services. PharmaNet accounted for approximately 47% of our direct revenue in 2005. We expect this percentage to increase in 2006 to approximately 55% primarily as the result of the material decline in our early stage Miami-based business and to a lesser extent a projected decline in revenues at Anapharm. We now provide late stage clinical development and related services through a network of 26 offices. Our global platform facilitates optimal site selection, timely patient recruitment and the efficient conduct of complex worldwide clinical trials. We believe that we now have strong late stage development expertise in most therapeutic areas including oncology, neurosciences, cardiovascular and infectious diseases. In our late stage business, we also use a full line of proprietary software products specifically designed to support clinical development activities. These web-based products, which we believe comply with the Food and Drug Administration (the “FDA”), and international guidelines and regulations governing the conduct of clinical trials, facilitate the collection, management and reporting of clinical trial information. To date net revenue derived from these products has not been material.

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

Prior to the PharmaNet acquisition, most of our contracts were early stage trials which are of short duration. Historically, we have not experienced significant terminations of contracts in progress in our early stage business segment. As a result of events described throughout this Report impacting Miami operations, we have experienced significant terminations of contracts in progress in excess of historic low rates. PharmaNet, whose trials are primarily late stage, typically performs services under long-term contracts. Late stage contracts are subject to a greater risk of delay or cancellation. In our late stage contracts we have historically reported gross revenue, which amounts included any reimbursed out-of-pocket expenses consisting of travel and other expenses which were not material. As a result of our acquisition of PharmaNet, during the quarter ended March 31, 2005 we began reporting separately, revenue line items consisting of direct revenue and reimbursed out-of-pockets, together with an expense line item for reimbursable out-of-pocket expenses which consists of travel and other expenses for which we are reimbursed by our clients.

We continue to record our recurring operating expenses in two primary categories, (1) direct costs and (2) selling, general and administrative expenses. As described separately above, in 2005 we began to record our recurring operating expenses in three primary categories by adding reimbursable out-of-pocket expenses. Direct costs consist primarily of participant fees and associated expenses, direct labor (in the case of PharmaNet, all payroll related costs) and other costs and materials directly related to contracts. Direct costs as a percentage of direct revenue vary from period to period due to the varying mix of contracts and services performed and to the percentage of direct revenue arising from our PharmaNet and Anapharm’s operations, which generally have higher direct costs. Selling, general and administrative costs consist primarily of administrative payroll and overhead, advertising and public relations expense, facilities costs, legal and accounting expenses, travel, depreciation and amortization related to amortizable intangibles.

The gross profit margins on our contracts vary depending upon the nature of the services we perform for our clients. Gross margins for our early stage clinical development trials and bioanalytical services generally tend to be higher than those for our late stage trials management and other services that we perform. Within our early stage business, our gross profit margins are generally higher for trials which involve a larger number of participants, a longer period of study time and the performance of more tests. Gross margins for our services to branded drug clients generally tend to be higher than those for generic drug clients. In addition, our gross profit margins will vary based upon our mix of domestic and international business. Gross margins are calculated by subtracting direct costs from direct revenue. Gross profit margins are calculated by dividing the gross margin, excluding reimbursed out-of-pockets, by direct revenue.

Our effective tax rates for the three month periods ended in March 31, 2006 and 2005 were (26.7%) and 24.4% respectively. Our tax rate decreased for the three month period ended March 31, 2006 compared to same period in 2005 primarily due to the significant losses recorded in US operations and a tax benefit of approximately $1.4 million related to the $3.0 million write-down of the Miami building and the $0.6 million write-down of goodwill in Ft. Myers. This substantially reduced U.S. income subject to the statutory 35% rate. Our future effective tax rate will primarily be dependent on the relative amount of the pre-tax earnings contribution of our domestic and foreign operations. Our foreign operations at PharmaNet and Anapharm operate in jurisdictions where the effective tax rate is significantly lower than the U.S. statutory rate.

Critical Accounting Estimates

The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the applicable period. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that we believe to be reasonable under the circumstances. These estimates and our actual results are subject to known and unknown risks and uncertainties, including those discussed in the “Special Factors Relating to Our Business and Common Stock” section of Part II, Item 1A of this Form 10-Q. There have been no material changes in our critical accounting estimates or our application of these estimates in 2006.

Results of Operations

The following table summarizes our results of operations as a percentage of direct revenue for the quarter ended March 31, 2006 and 2005. With the exception of the tax rate, all percentages calculated are ratios of direct revenue.

	2006		2005
Direct revenue	$80,119,124	72.7%	$77,306,576	80.2%
Reimbursed out-of-pockets	30,011,702	27.3%	19,136,369	19.8%
Total net revenue	110,130,826		96,442,945
Costs and expenses
Direct costs	49,259,051	61.5%	43,894,723	56.8%
Reimbursable out-of-pocket expenses	30,011,702	37.5%	19,136,369	24.8%
Selling, general and administrative expenses	27,023,419	33.7%	21,703,089	28.1%
Impairment of goodwill	4,051,082	5.1%	—	0.0%
Impairment of long-lived assets	3,047,859	3.8%	—	0.0%
Gross profit margins	30,860,073	38.5%	33,411,853	43.2%
Earnings (loss) from operations	(3,262,287)	(4.1)%	11,708,764	15.2%
Earnings (loss) before taxes	(5,380,731)	(6.7)%	6,720,243	8.7%
Income tax expense (benefit)	(1,435,137)	26.7%	1,637,658	24.4%
Net earnings (loss)	(4,134,380)	(5.2)%	5,024,903	6.5%
Earnings (loss) per share:
Basic	$(0.23)		$0.32
Diluted	$(0.23)		$0.30

Revenue

Our net revenue (including reimbursed out of pocket expenses) was approximately $110.1 million for the quarter ended March 31, 2006, which is an increase of 14% from approximately $96.4 million for the corresponding quarter ended March 31, 2005. Our direct revenue was approximately $80.1 million for the quarter ended March 31, 2006, which is an increase of approximately 4% from approximately $77.3 million for the corresponding quarter ended March 31, 2005. The increase is primarily attributable to a significant increase in revenues at PharmaNet partially offset by a material decline in revenue in Miami and to a lesser extent Ft. Myers. Revenues have declined materially in Miami from $15.7 million for the period ended March 31, 2005 to $5.6 million for the period ended March 31, 2006. The Company believes that this decline is attributable to the Bloomberg articles discussed throughout this Report, issues involving the Miami building and other related factors. The Company believes that it has addressed these issues, however there can be no assurance that Miami revenues will return to historic levels or a significant percentage of historic levels. For the remainder of the year we are projecting revenues of between $22 million - 25 million for Miami operations. Additionally, based on current market conditions and competitive environment the Company believes that revenues for 2006 at Anapharm will be below 2005 levels.

For the quarter ended March 31, 2006 direct revenue was approximately $39.5 million from United States operations and approximately $40.6 million from foreign operations, compared to $33.7 million from our U.S. operations and $43.6 million from foreign operations for the same periods in 2005.

Direct Costs

Direct costs as a percentage of direct revenue increased to 62% from 57% for the quarter ended March 31, 2006 compared to the same period in the prior year. This increase in our direct costs for the first quarter of 2006, as a percentage of direct revenue, is primarily attributable to the increase in direct costs in Miami and to lesser extent an increase in direct costs as a percentage of revenue at Anapharm. As a result of the reduction in Miami revenues described above, the Company has made reductions in its Miami workforce of approximately 125 full time employees since early December 2005. However, due to the nature of its business the Company is limited in reducing its workforce proportionally to revenue declines. Since labor cost is the major component of direct costs, direct costs as percentage of sales has increased significantly in Miami.

Direct costs in the late stage business is significantly higher than the early stage business. As a result of the acquisition of PharmaNet, our future direct costs as a percentage of direct revenue will be permanently higher than historical levels. Additionally due to the current business outlook for Miami operations there can be no assurance that direct costs as a percentage of revenue will return to historically lower levels.

Gross Profit Margins

Our gross profit margins as a percentage of direct revenue decreased to 39% from 43% for the quarter ended March 31, 2006 as compared to the corresponding period in the prior year. This is primarily due to a significant increase in direct costs at Miami.

Since we perform a wide variety of services, all of which carry different gross margins, our future margins will vary from quarter-to-quarter, and year-to-year based upon the mix of these contracts, our capacity levels at the time we begin the projects and the amount of revenue generated for each type of service we perform. Even within category types, the amount of gross margins generated might vary due to the unique nature and size of each contract and project we undertake. This could impact our future profit margins and profit comparisons to historical levels. During the period ended March 31, 2006 the Company did not generate the amount of bioanalytical revenues it anticipated. The Company believes that this trend will continue for the remainder of 2006 thereby further reducing margins below historic levels.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses or SG&A expenses increased to approximately $27.0 million for the quarter ended March 31, 2006 from approximately $21.0 million as compared to the first quarter of 2005, an increase of 24.5%. As a percentage of direct revenue, our SG&A expenses increased to 34% for the quarter ended March 31, 2006 from 28% for the quarter ended March 31, 2005.

The increase in total SG&A expenses is primarily due to significant additional legal and professional  fees of approximately $1.2 million dollars directly related to lawsuits and inquiries described throughout this Report compared to the same period in 2005. Additionally other SG&A have increased due to expansion of our business at PharmaNet and Anapharm, including additional administrative and other personnel costs, health and casualty insurance, increased sales, marketing, and business development efforts, amortization and depreciation expense and facility costs. This increase has been offset slightly by a reduction in SG&A expenses at Miami. The Company anticipates spending approximately $4.0 million in legal expenses in 2006 directly related to lawsuits and inquiries described throughout this Report. Also, the Company believes that due to recent events, other SG&A expenses such as insurance costs, audit and accounting fees and certain other professional fees will be significantly higher than historic levels.

The increase in SG&A expenses as a percentage of direct revenue is primarily attributable to the material reduction of revenues at Miami  without a proportional reduction in S,G&A expense and other non-recurring S,G&A expenses described above expenses that remain fixed, as direct revenue levels grow.

Interest income and expense

Our interest expense decreased substantially to approximately $1.8 million from approximately $5.5 million for the quarter ended March 31, 2006 compared to the same period in 2005. This decrease is primarily attributable to the Company’s public offering in March 2005, described below.

On March 15, 2005 the Company sold 3,500,000 shares of SFBC common stock at $38.00 per share. The net proceeds to SFBC from the offering after expenses were approximately $108.2 million, of which SFBC used $70.0 million to repay a portion of its outstanding term loan under its credit facility which significantly reduced future interest expense on the facility. As a result of the prepayment on this credit facility, we were required to incur a one-time, non-cash, financing charge of approximately $2.2 million.

At March 31, 2006 and at present, the balance outstanding under our credit facility was $17.0 million under the revolving line of credit. The current interest rate on this variable rate facility is approximately 7.3% on the revolving line of credit. Based on this amount outstanding at March 31, 2006, and assuming that no principal payments are made and interest rates do not increase, the projected interest expense on the credit facility (and the fees paid on the unutilized portion of the credit facility) and convertible debt for the remainder of 2006 will be approximately $3.5 million. The remaining deferred financing costs of approximately $6.6 million relating to the convertible notes and remaining credit facility are being amortized over a period of between three and four years and are charged to interest expense. In May 2006 the Company agreed to permanently reduce the size of credit facility from $90.0 million to $45.0 million. As a result of this reduction, the Company will write off approximately $1.2 million of deferred financing costs related to this credit facility in the second quarter of 2006. This will reduce the total remaining deferred finance costs on the convertible notes and credit facility to approximately $5.4 million.

Rather than repurchasing its bioanalytical equipment for cash, Anapharm acquires its equipment under capital leases in order to take advantage of favorable Canadian tax credits which exceed our interest expense on these leases. For the quarter ended March 31, 2006, Anapharm incurred approximately $0.1 million in interest expense in 2006, compared to approximately $0.1 million in 2005.

During the period ended March 31, 2006 we recorded approximately $0.2 million in interest income compared to approximately $0.4 million for the same period ended March 31, 2005. The decrease in interest income is attributable to higher average on- hand cash balances in 2005 compared to 2006.

Income tax expense

Our effective tax rate for the quarter ended March 31, 2006 was (26.7%) compared to 24.4% for the quarter ended March 31, 2005. Our tax rate decreased for the three month period ended March 31, 2006 compared to same period in 2005 primarily due to a one time tax benefit of approximately $1.4 million related to the $3.0 million write-down of the Miami building and the $0.6 million write-down of goodwill in Ft. Myers. On an overall basis the Company’s worldwide consolidated effective tax rate is significantly lower than U.S. tax rates. Anapharm, which is based in Quebec Canada, receives significant tax credits from the government of Canada for incurring research and development expenses. These credits have the effect of lowering our effective tax rate. PharmaNet operates both in the US. and in numerous different taxing jurisdictions worldwide many with lower tax rates than the U.S. We expect (1) the nature of Anapharm’s business and the generation of significant tax credits to continue; (2) and PharmaNet to continue generating a portion of their profits in taxing jurisdictions with lower effective tax rates than the U.S. There can be no assurance as to the future amount of Canadian tax credits on a quarterly or annual basis due to the mix of contracts and the related amounts of research and development activity. Nor can there be any assurance that PharmaNet’s foreign subsidiaries can contribute to pre-tax earnings on the same proportion from period to period. Our future effective tax rate will also be dependent upon our ability to generate sufficient profit levels at Anapharm to enable us to utilize these tax credits.

For the remainder of 2006, we expect our average effective tax rate to be between 0% and (12%). The lower tax rate we anticipate for the balance of the year is primarily a result of the large projected losses at Miami for the remainder of the year, the low projected effective tax rate of Anapharm and a continued generation of substantial profits in PharmaNet operations outside of the U.S. where the statutory rates are significantly lower than the U.S.

Earnings (loss) Per Share

Net earnings (loss) decreased from income of $5,024,903 to a loss of $4,134,380 for the quarter ended March 31, 2006 compared to the first quarter of 2005. On a diluted basis, our earnings per share decreased to a loss of $0.23compared to earnings per share of $0.30 for the period ended March 31, 2006. The principal reasons for the decrease in net earnings were the $7.1 million in goodwill and long-lived asset impairment charges described throughout this Report, an increase in SG&A expense, made losses in Miami operations compared to substantial profits in 2005, and to a lesser extent losses at Ft. Myers, primarily offset by a material increase in profits at PharmaNet.

Earnings per share for the quarter ended March 31, 2005 include a one-time charge of approximately $2.2 million related to write-off of deferred charges due to the repayment of $70.0 million of our term loan. This charge reduced diluted earning per share by approximately $0.10. Without this charge, diluted earnings per share would have been $0.43. Additionally, as a result of the acquisition of TTI and PharmaNet, the Company began recording significantly larger amounts of non-cash amortization expense of intangible assets compared to historical levels. For the quarter ended March 31, 2006 we recorded approximately $0.8 million in amortization expense compared to approximately $1.2 million for same period in 2005.

As of March 31, 2006, we had 18,068,810 shares of common stock outstanding compared to 18,277,692 at the end of March 31, 2005. The change is primarily attributable to the exercise of stock options offset by the repurchase of 606,300 treasury shares in November and December 2005. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from 16,507,924 to 17,947,477 for the quarter ended March 31, 2006 as compared to the corresponding period in the prior year. Throughout the balance of 2005, the 3,078,000 shares sold in the March 2005 public offering had an increasingly greater effect on the number of diluted shares outstanding. If our average common stock price exceeds $41.08 during a reporting period, we will be required to include additional shares in calculating the weighted average number of fully diluted shares due to our convertible notes. The amount of additional shares will be calculated comparable to the treasury method used for in- the money- stock options.

Liquidity and Capital Resources

For the three months ended March 31, 2006, net cash provided by operating activities was $17.4 million in contrast to $1.5 million of net cash used in operations for the corresponding period last year. The increase in cash flow from operations is primarily due to changes in operating assets and liabilities of $8.6 million in the first quarter of 2006 compared to a decrease of $13.6 million in 2005. The increase related to changes in operating assets and liabilities in the first quarter of 2006 is primarily due to a reduction of $2.6 million in accounts receivable and $3.4 million in prepaid and other current assets as well as an increase of $4.8 million in advance payments from clients.

For the three months ended March 31, 2006, net cash used in investing activities was $0.2 million compared to $5.8 million used in investing activities for the corresponding period last year. The decrease in cash used in investing activities is primarily attributable to proceeds of $4.1 million received from the sale of investments in marketable securities. During the three months ended March 31, 2006, we used approximately $4.3 million to purchase property and equipment as compared to $4.6 million to purchase property and equipment in the corresponding period last year.

For the three months ended March 31, 2006, net cash provided by financing activities was $1.9 million compared to net cash provided by financing activities of $37.1 million in the corresponding period last year. The decrease in cash provided by financing activities is primarily attributable to proceeds of $108.2 million received from our March 2005 public offering simultaneously used to repay $70.0 million term loans. During the three months ended March 31, 2006, we received $2.7 million in proceeds from option exercises and our employee stock purchase program compared to $0.9 million in proceeds from option exercises and our employee stock purchase program in the corresponding period last year.

On December 22, 2004, SFBC entered into a $160.0 million credit facility from a syndicate of banks arranged by UBS Securities LLC. The facility consisted of a term loan in the amount of $120.0 million and revolving line of credit in the maximum amount of $40.0 million. Borrowings under the credit facility provided a portion of the consideration used to acquire 100% of the stock of PharmaNet. As a result of SFBC’s March 10, 2005 public offering, we prepaid $70.0 million toward the term loan on March 17, 2005, reducing the outstanding balance to $50.0 million. As a result of this prepayment SFBC incurred a  non-cash write-off of deferred loan costs of approximately $2.2 million.

On June 14, 2005, SFBC entered into a $90.0 million Amended and Restated Credit Agreement, or the Amendment. As a result of this Amendment, we eliminated the term loan portion of the facility and increased the amount of the revolving line of credit facility from $40.0 million to $90.0 million. Also, as a result of paying off the term loan, SFBC incurred an additional non-cash write-off of approximately $1.1 million of deferred loan costs. The Amendment also gave SFBC the ability to expand the amended credit facility through the addition of an unfunded $50.0 million accordion feature. Prior to the Amendment the credit facility bore interest at the rate of 300 basis points above LIBOR for the term loan and 275 basis points above LIBOR for the revolving credit facility. We were also required to make quarterly principal payments and, beginning January 1, 2006, sweep 50% of our excess cash flow, as defined, to reduce the principal balance of the term loan. Under the new credit facility, the interest rate was reduced from 275 to 225 basis points above LIBOR, no principal payments are required until maturity on December 2009, and the excess cash flow sweep requirement was effectively eliminated. The interest rate was scheduled to drop to 175 basis points above LIBOR effective January 1, 2006, however, due to the defaults which were waived at December 31, 2005 and March 31, 2006, the interest rate remained at 225 basis points above LIBOR pending renegotiation of the credit facility.

Prior to the Amendment, we had approximately $49.0 million due under the term loan and $5.0 million due under the revolving line of credit. We used approximately $30.0 million of our existing cash, not including payment of accrued interest and closing costs, and borrowed $19.0 million under the revolving line of credit to repay the term loan. As of the close of business on March 31, 2006 and May 10, 2006, our outstanding balance under the credit facility was approximately $17.0 million. The credit facility is secured by substantially all of our U.S. assets and is due in December 2009.

Under the terms of the credit facility, SFBC must comply with certain restrictive covenants requiring it to maintain certain leverage, interest coverage and fixed charge coverage ratios and limiting its annual capital expenditures. Also, the credit facility contains certain covenants that restrict, or may have the effect of restricting, SFBC’s payment of dividends.

During 2006, we expect to incur materially lower interest expense as a result of significantly lower outstanding loan balances. In order to save interest charges on unutilized funds, we reduced the maximum borrowing capacity of our credit facility which require us to write-off approximately $1.2 million in deferred financing charges in the second quarter of 2006.

We recently received a waiver relating to covenant defaults of our credit facility as of March 31, 2006. This waiver is effective until June 30, 2006. The covenant defaults occurred primarily as a result of the $3.8 million of expense related to severance agreements with our former senior management during the period ended December 31, 2006. Additionally we incurred significant losses during the period ended March 31, 2006. We cannot currently borrow under the credit facility. In addition, we have agreed with our lenders to reduce the credit facility from $90 million to $45 million. We are also negotiating with our lenders to amend the credit facility but there can be no assurances we will be successful or will be able to amend the facility on current terms and covenants levels. In the event we are required to repay the $17.0 million currently outstanding on the line of credit, this would have a material adverse impact on the Company’s liquidity

Additionally, in August and September 2004 we issued $143.75 million of 2.25% convertible notes due 2024. The notes are redeemable at any time or after August 15, 2009, subject to prior conversion once we give notice of redemption. Additionally, holders of notes may require us to repurchase the notes on August 15, 2009, 2014 and 2019. Upon any redemption we will be required to pay principal and accrued interest. Also, the notes are convertible at the option of the holders at any time. The initial conversion price is approximately $41.08 per share. If the holder elects to convert, we will be required to pay the conversion value of the underlying shares with up to the principal and accrued interest in cash and the premium, if any, in shares of our common stock. There is no assurance that we will have sufficient cash to pay the cash amount due upon conversion by the holders of a significant amount of notes who choose to convert their notes during a relatively short time frame.

Based upon our cash balances, and cash flows from operations, we believe we have adequate working capital to meet our operational needs for the next 12 months. We started construction of our new Anapharm headquarters facility in Quebec City, Canada imminently. Our plan is to engage in a sale/leaseback transactions where we find an investor to reimburse us for a substantial portion the approximately $3.8 million capital expenditure we have incurred and complete construction, which we anticipate the construction will be completed by the second quarter of 2007. While we believe that we will be able to consummate this transaction, and are currently engaged in meaningful discussions, there can be no assurance we will be successful. If we do not complete the sale/leaseback transaction, we will incur additional capital expenditures which may exceed the allowable limits in our credit facility and may require us to pay off the credit facility. This could result in material adverse consequences and affect our future liquidity. Additionally, our leases in Quebec City expire in June and August 2007. If we encounter construction delays which extend beyond expiration of our leases, our future results of operations in 2007 may be materially and adversely affected.

Previously, a significant component of our business strategy was to seek to make acquisitions that are accretive to earnings and meet certain operational requirements. Given current conditions relating to our Miami subsidiary, we have less of a focus on making further acquisitions. However, our management continues to assess acquisition opportunities. If we consummate any acquisitions, we expect to use our existing cash, our credit facility if an amendment is obtained and, if necessary, obtain additional debt or equity financing to fund any such acquisitions. In the event we are unable to amend our credit facility, it is unlikely we will be able to consummate any acquisitions. Except for stock to be issued in connection with the potential CPA earn-out described below, and restricted stock, restricted stock units, employee options, and stock issued under our employee stock purchase plan we do not currently anticipate issuing any of our common stock during 2006.

In July 2005, we paid $5.5 million in additional merger consideration to former PharmaNet stockholders pursuant to our merger agreement with PharmaNet. The merger agreement provided that additional merger consideration was payable if working capital at the closing date, as determined, exceeded an agreed upon amount.

Under the terms of the acquisition agreement with SFBC, Taylor Technology shareholders were required to deliver $3.0 million in working capital, as defined, to SFBC. This amount was subject to a one year measurement period subsequent to the July 2004 closing, to record adjustments, if any, to amounts delivered to SFBC in July 2004. On August 2, 2005 SFBC paid Taylor Technology shareholders approximately $0.6 million for delivering to SFBC working capital in excess of the $3.0 million level.

When we purchased the stock of Clinical Pharmacology Associates in August 2002, we agreed to pay its former shareholders up to $9.0 million in additional purchase consideration based upon the revenue of our Miami clinical trials facility into which Clinical Pharmacology was integrated. A total of $4.0 million was paid to them in each of August 2004 and 2005, one-half in cash and one-half in our common stock. We may be obligated to pay the former shareholders of Clinical Pharmacology Associates an additional $1.0 million in additional earn-out (in equal amounts of cash and common stock) for the 12 month period ending June 30, 2006, if certain future operating milestones are achieved. Based upon the revenue generated from our Miami facility during the current 9 month period ending March 31, 2006, it is uncertain at this time whether we will be required to pay the former Clinical Pharmacology Associates shareholders the remaining $1.0 million of earn-out, one-half in cash and one-half in common stock.

When we purchased SFBC New Drug Services, Inc. in 2002, we agreed to pay the seller additional purchase consideration based upon SFBC New Drug Services’ future operating results over a three year period commencing September 30, 2002. Although SFBC New Drug Services was profitable, except for $525,000 in guaranteed payments, we have not paid any additional purchase consideration. Beginning in 2005, we began tracking on a stand alone basis the core business of that subsidiary as it existed as of the date of acquisition and PharmaNet began operating our Charlotte North Carolina based late stage business. As a result, we entered into an amendment of our earn-out agreement. Based upon the profitabilitiy of the core business, we paid $2.0 million in April of 2006 to the former shareholders of NDS.

We anticipate spending between $16.0 million - 18.0 million in capital asset expenditures for 2006, consisting primarily of new equipment to create extra capacity, the estimated $4.5 million remediation of the Miami facility and the build-out our new Toronto clinical trials facility. This level of capital expenditures assumes, as discussed in this Report, that we will be successful in entering into a sale/leaseback transaction relating to our new Quebec City facility. The remediation of our Miami facility is contingent upon successfully obtaining the numerous permits described in Item 1A. “Risk Factors” of this Report. There is no assurance the Company will be able to obtain the necessary permits to commence the remediation and complete it by the end of 2006. Additionally, the $16.0  million - 18.0 million includes an estimate of $4.5 million to remediate the Miami property. In the event we are unsuccessful in entering into a sale leaseback transaction, or our costs remediating the Miami facility exceed $4.5 million, our capital expenditures could exceed $35.0 million for 2006. Under our current credit facility, we can spend $22.0 million in 2006 for capital expenditures. As stated elsewhere in this Report, we cannot borrow on the line of credit unless we are successful in amending the credit facility. In such event, we would be required to pay off the credit facility which would have a material adverse impact on the Company’s liquidity.

Capital Expenditures and Commitments

During the quarter ended March 31, 2006, we incurred approximately $4.7 million of capital expenditures, of which approximately $1.9 million is primarily attributable to the expansion of the Princeton headquarters of PharmaNet. We expect to expend approximately $14.0 million for capital assets for the remainder 2006 consisting primarily of new bioanalytical laboratory equipment to create extra capacity and facilities for future growth as well as for the remediation for the Miami building.

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

Under the terms of the acquisition agreement with the Company, Taylor Technology shareholders were required to deliver $3.0 million in working capital, as defined, to the Company. This amount was subject to a one year measurement period subsequent to the July 2004 closing, to record adjustments, if any, to amounts delivered to the Company in July 2004. On August 2, 2005 the Company paid Taylor Technology shareholders approximately $0.6 million for delivering to the Company working capital in excess of the $3.0 million level.

When we purchased the stock of Clinical Pharmacology Associates, Inc. in August 2002, we agreed to pay its former shareholders up to $9.0 million in additional purchase consideration based upon the revenue of our Miami clinical trials facility into which Clinical Pharmacology was integrated. A total of $4.0 million was paid to them in each of August 2004 and 2005, one-half in cash and one-half in our common stock.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. At March 31, 2006, these non-cancelable purchase obligations were not materially different than those disclosed in the Contractual Commitments table contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

It is uncertain whether we will be required to pay the former shareholders of Clinical Pharmacology Associates the full $1.0 million earn-out for the 12 month period ending June 30, 2006 in equal amounts of cash and common stock.

Under our agreement with our joint venture partner in Spain, we are required to fund the working capital of SFBC Anapharm Europe. Because that operation provides significant cash flow from operations, we have not had to provide it any working capital nor do we expect to be required to do so in the immediate future.

When we purchased SFBC New Drug Services, Inc. in 2002, we agreed to pay the seller additional purchase consideration based upon SFBC New Drug Services’ future operating results over a three year period commencing September 30, 2002. Although SFBC New Drug Services was profitable, except for approximately $0.5 million in guaranteed payments, we have not paid any additional purchase consideration. Beginning in 2005, we began tracking on a stand alone basis the core business of that subsidiary as it existed as of the date of acquisition and PharmaNet began operating our Charlotte, North Carolina based late stage business. As a result, we entered into an amendment of our earn-out agreement. Based upon the profitability of the core business, we paid $2.0 million in April of 2006 to the former shareholders of NDS.

Forward-Looking Statements

There are a number of forward-looking statements in this Report within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to the expected percentage of our net revenue derived from our late stage business in 2006, industry trends and information, our ability to remain competitive in our Miami facility, our ability to implement a sale/leaseback arrangement for the construction of our Quebec City headquarters for Anapharm, our ability to implement our strategy described in Item 1 of this Report, our ability to deal with all of the matters relating to our Miami Facility contained in this Report, including remediating the structural and other Building Department issues, remediating the fire violations, resolving any parking issues, resolving the land lease litigation, our future plans with regard to a new facility in Miami, resolving the FDA issues, the impact of future requests made by the United States Senate Finance Committee and the SEC inquiry, the resolution of all other pending litigation, the impact of the tuberculosis incident in our Montreal facility, the results anticipated by our backlog, the anticipated 2006 results of operations for our Miami and Ft. Myers subsidiaries and related impairment charges, our anticipated decrease in amortization expense, the amortization period for the remaining deferred financing costs, our future effective tax rate, the securities we issue in 2006, our ability to amend our credit facility, the payment of an additional earn-out to the former shareholders of Clinical Pharmacology Associates, our anticipated 2006 capital expenditures, our 2006 costs of compliance of Section 404 of the Sarbanes-Oxley Act, our ability to remediate our material weaknesses, and the impact of foreign currency transaction costs and the effectiveness of any hedging strategies that we implement. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the risk factor section of this Report and our other filings with the SEC.

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

Market Risk

In 2006 and 2005, we purchased certain debt securities. We classify our investments in debt securities as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments classified as available-for-sale are carried at fair value based on quoted market prices. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive earnings, net of applicable deferred income taxes. For the three month periods ended March 31, 2006 and 2005, the unrealized gain on investments in marketable securities was insignificant. Cost is determined on the actual purchase price of the marketable security for determining realized gains and losses. For the three month periods ended March 31, 2006 and 2005, there were no material realized gains or losses. As of March 31, 2006 and December 31, 2005, we had approximately $4.1 million and $8.2 million, respectively, in investments in marketable securities.

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

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, convertible senior notes and notes payable. At March 31, 2006, the fair value of these instruments approximates their carrying amounts.

Currency Risk

For the three month period ended March 31, 2006 our foreign revenue accounted for 51% of the total revenue. The significant growth of the foreign subsidiaries has created the need to engage in hedging activities to protect our forecasted growth. We have focused in protecting our Canadian as well as our European operations from currency fluctuations. At our foreign operations where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the applicable reporting period. Revenue and expenses of our foreign operations are translated at the average exchange rate during the period. Prior to our acquisition of PharmaNet, our currency translation risks arose primarily from our Canadian operations. The aggregate effect of translating the financial statements of our foreign operations is included in a separate component of stockholders’ equity entitled “Accumulated Other Comprehensive Earnings.” For the three month periods ended March 31, 2006 we had a pre-tax loss from foreign currency transactions of $0.5 million compared to a gain of $0.1 million for the corresponding period in 2005.

Interest rate risk

We have a $90.0 million credit facility. At March 31, 2006 our outstanding balance under the credit facility was $17.0 million. The interest rate on this credit facility is LIBOR based and variable. This credit facility is secured by substantially all of our United States assets and a pledge of 65% of the capital stock of certain of our foreign subsidiaries. Changes in interest rates, and LIBOR in particular, will affect our cost of funds under this facility. A 10% change in our variable rate credit facility would result in a change in annual interest expense of approximately $0.1 million.

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

Based on their evaluation, for the reasons discussed below, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic reports filed with the SEC as of the end of the period covered by this Report. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

In connection with the internal control audit for the year ended December 31, 2005, our management assessed our internal controls over financial reporting and concluded that two material weaknesses existed. We are in the process of remediating both material weaknesses, which related to too many adjusting entries and the failure to identity and evaluate as well as disclose certain related party information to our Audit Committee and our independent registered public accounting firm. We have taken two steps so far. In 2006, we have hired additional accounting personnel to begin to address the first material weakness.  We intend to hire additional accounting personnel to continue to address this weakness. In late December 2005, our Board of Directors adopted a resolution requiring all related party transactions be first approved by our Audit Committee and then by the full Board of Directors. Recently we amended our Code of Ethics to require our human resources department to approve in writing the hiring of all employees. Human resources will make the appropriate related party inquiries and forward the information when appropriate to the Audit Committee. We believe these remediation efforts will enhance our ability to identity and evaluate and disclose related party transactions to our Audit Committee and our independent registered public accounting firm, and we are thereby on the path of remediating the second material weakness. While remediating these material weaknesses is a very high priority for our management and our Audit Committee, we cannot assure you that our independent registered public accounting firm will agree with our management’s assessment that we have remediated them or that we will not encounter further instances of breakdowns in our internal control over financial reporting.

(b) Changes in Internal Controls

There has been no change in our internal control over financial reporting, other than the steps mentioned above, that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In late December 2005, the SEC staff wrote to us requesting various documents principally relating to compensation payable to the Company’s former president and chairman, to compensation payable to another former vice president of legal affairs relating to his compensation and that of his family, to other information relating to the former officer duties and to the Independent Counsel’s Report. In addition, on March 28, 2006, the SEC staff wrote to SFBC requesting various documents principally relating to related party transactions, compensation of, and other arrangements with, family members of certain of the Company’s employees, internal control and other accounting policies, SFBC’s initial public offering, the Form 8-K filed on June 8, 2005, transcripts of all analyst and investor conference calls and all minutes of all board meetings, including committee meetings, since January 1, 2000. The Company has provided and continues to provide all requested documents to the SEC.

In early November 2005, Bloomberg Magazine published a feature article on the drug development services industry, which article contained critical allegations about the Company’s Miami facility. Following the Bloomberg Magazine article, the United States Senate Finance Committee (“Committee”) requested documents from the Company and requested to interview two former employees, including the former chairman of the board and president. The Company voluntarily provided documents to the Committee and these two former employees met with the Staff of the Committee. On February 8, 2006, the Committee made another request for documents and information relating to, among other things, the Company’s standard operating procedures, former employees, the institutional review boards SFBC use, and the SEC Staff inquiry discussed above. The Committee Staff also requested to meet with the Company’s former chief executive officer. The Company has provided and continues to provide all requested documents to the Committee. Although the Committee has no direct regulatory authority over SFBC, it does have the power to recommend legislation that could affect SFBC’s industry. SFBC cannot predict what, if any, further action the Committee or its Staff will take or whether any legislation will be passed into law. Nonetheless, each time that the Committee Staff’s written requests are made public, it has an adverse effect upon the Company’s common stock price. Moreover, legal fees incurred to comply with the Senate Finance Committee requests are not covered by insurance and if continuing could have a material adverse effect on future profitability.

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

On April 12, 2004, MCC Analitica, S.A., or MCC, filed a private criminal complaint in Barcelona, Spain, alleging that defendant Dr. Maria Cruz Caturla Perales, a former employee of MCC, who is now an employee and 51% owner of SFBC Anapharm Europe, S.L., misappropriated confidential materials and utilized those materials at SFBC Anapharm Europe. We, through SFBC Europe B.V., own a 49% interest in SFBC Anapharm Europe. Also named in the private proceedings were Drs. Gregory Holmes and Marc LeBel as legal representatives of SFBC Anapharm Europe. There are no allegations that Dr. Holmes or Dr. LeBel participated in the alleged actions or knew of them. Spanish law provides that private individuals may file a criminal complaint and an examining judge then conducts an investigation to determine whether further proceedings are warranted. We were not named as a party to the proceedings. Spanish counsel has advised us that, in such counsel’s opinion, it is unlikely that either we or our subsidiary, SFBC Europe B.V., will have liability including possible civil liability. However, there can be no assurances that either we or our subsidiary will not have any liability. In addition, while we believe that this matter will not have a material adverse effect on the business of our joint venture or our investment therein, there can be no assurances as to that effect. In November 2005, our Spanish counsel notified us that the Criminal Investigation Court dismissed the proceeding. We were advised in February 2006 that an appeal for reconsideration to the Criminal Investigation Court had been denied. The plaintiff then filed an appeal to the Provincial Court of Appeal. The Company was advised that this appeal was ultimately denied, and there are no more appeals remaining. Therefore, the Company believes that this matter had been resolved.

Our attempts to resolve the issues affecting our Miami facility involve a material amount of attention from our management, additional cost and uncertainty and may have a material and adverse affect on our future results of operations, including a reduction not only in our net earnings but a deviation from our forecasted net earnings.

In addition to the foregoing proceedings, from time to time we are involved in legal claims and actions and regulatory matters and other notices and demand proceedings, arising in the ordinary course of our business. While it is not possible to predict or determine the outcome of any such matters, in the opinion of our management, based on a review with legal counsel, any losses resulting would not have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A.

Risk Factors

You should carefully consider the following risks and all of the other information set forth in this Form 10-Q before deciding to invest in shares of our common stock. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

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

Although the report of the Independent Counsel which our Board of Directors retained to review the allegations contained in the Bloomberg Reports largely concluded that the Reports’ allegations were unfounded, the repetition of these allegations in the media has harmed our reputation and cost us business in our Miami facility. These problems have been compounded by the structural and other local regulatory issues affecting the real estate and related improvements of the Miami facility. Clients may decline to give us contracts for studies to be performed by our Miami facility unless we can convince them that the operational allegations and structural and other allegations affecting the physical property are not impacting our ability to provide first rate clinical research in compliance with our client’s protocols and all regulatory requirements. For example, in the first quarter of 2006, we believe that these issues did cause a material adverse affect on our business for the three months ended March 31, 2006. Depending upon the impact of the forgoing issues on our business for the second quarter of 2006 and future quarters, the foregoing allegations may have a material adverse affect on our future results of operations, including a reduction not only in our net earnings but a deviation from our forecasted net earnings. Moreover, while the loss of business seems to have been largely confined to our Miami and Ft. Myers operations, we cannot predict if clients may withhold business elsewhere.

If we are unable to deal with all of the issues affecting the property upon which our Miami facility operates, we may lose future revenue and our future results of operations may be materially and adversely affected.

We are presently facing a number of serious issues with regard to our property located in Miami including:

•

Our principal Miami facility has submitted remediation building plans (“Plans”) to the Miami-Dade Building and Fire Departments (“Departments”). The Plans are currently under review by all applicable county departments. The next hearing before the Miami-Dade County officials is scheduled for May 17th. If the Departments do not complete their review before this meeting, we expect to receive an extension from the County, though we can not be certain. If, however, the reviews are completed, the County will either have additional questions and comments on the Plans or will issue the needed building permits.

•

We recently learned that the County Building Department believes the Miami facility should be classified as a generic I-2 classification. Additionally, we need to comply with all Fire Department requirements in connection with our remediation plan. We are uncertain whether the Fire Department will approve our remediation plan, whether additional revisions will be required and what, if any, costs we will incur.

•

The owner of the land lease covering the South building and a small part of the central annex has instituted a lawsuit to have the Court declare that we defaulted under the land lease, which if adversely determined, would cause us to move from the South building and a portion of the annex to the North building which would involve a material cash capital expenditure and reduce the bed capacity to approximately 250 beds.

•

While we own an empty building in the City of Miami which was operated by Clinical Pharmacology Associates before our purchase of it in 2003, we estimate that it would take six months to obtain the necessary regulatory approvals and make structural improvements to operate that property as an early stage clinical trials facility. Presently, we have no intent to re-open that property.

•

The issues affecting our Miami facility and adverse publicity may also cause employees to leave us and subjects who participate in our early stage trials in Miami may decline to do so in the future.

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

The United States Senate Finance Committee has twice requested documents and/or information from us and we have complied fully with its requests. Additionally, two of our former employees including our former president and chairman have voluntarily met with the Committee’s staff. Our current president and chief executive officer has also volunteered to meet with the Chairman of the Committee or his staff. The public disclosure of the Committee’s requests has negatively affected our common stock price. Future activities by the Committee and the public disclosure of such activities can again affect our common stock price and may cause clients to not award us contracts or cancel existing contracts. Moreover, future requests may involve substantial additional costs including legal fees and diversion of management time.

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

While we have insurance coverage in connection with the pending class and derivative actions, the potential adverse outcome may exceed our insurance coverage.

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

We understand that a competitor is planning to open a 125 bed facility in the Miami, Florida area. This represents the first significant local early stage competition since we purchased Clinical Pharmacology Associates two and one-half years ago. If clients are concerned about the issues referred to in many of the above risk factors or if our employees and subjects are attracted to this new competitor, we may not be able to compete effectively, in which case our future net earnings may be reduced and our common stock price will fall. Additionally, this new competition may adversely affect our ability to recruit subjects.

The risks set forth immediately above as well as those in the balance of these risk factors may cause us not to meet our 2006 or future earnings guidance, which could  cause our stock price to fall substantially.

We regularly provide earnings guidance in press releases and in public conference calls. This guidance is not incorporated by reference into this Report. The guidance is made in a good faith belief that we will achieve the range of net revenue and earnings per share we forecast. We very recently significantly reduced our guidance which was based upon, among other things, a review of the business at the Miami and other facilities. That guidance was based upon a consideration of the relevant risks and a full review of our business units as well as our anticipated outside legal and other expenses as of the date of the review. Depending upon future events including the status of our Miami facility and property, the additional legal and other associated fees, as well as clients’ perceptions about doing business with us, we may not achieve the forecasted results. If we fail to do so, our revisions of our guidance or our announcement of our earnings may cause our common stock price to fall, which decline may be material. Our forecasts reflect numerous assumptions concerning our expected performance, as well as other factors, which are beyond our control, and which might not turn out to be correct. Although we believe that the assumptions underlying our projections are reasonable, actual results could be materially different. Our financial results are subject to numerous risks and uncertainties, including those identified throughout these risk factors and elsewhere in this Report.

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

A very important aspect of our growth strategy has been and continues to be pursuing strategic acquisitions of related businesses that we believe can expand or complement our business. Since March 2000, we have substantially grown our business through the completion of 11 acquisitions. We did not complete any acquisitions in 2005, but as part of our ordinary cause of business, we always explore future acquisitions. Acquisitions require significant capital resources and divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct pre-dating our acquisition of a business that were not known to us at the time of acquisition. We may also incur significantly greater expenditures in integrating an acquired business than we had anticipated at the time of its purchase. In addition, acquisitions may create unanticipated tax and accounting problems, including the possibility that we might be required to write-off goodwill which we have paid for in connection with an acquisition. A key element of our acquisition strategy has been to retain management of acquired businesses to operate the acquired business for us. Many of these individuals maintain important contacts with clients of the acquired business. Our inability to retain these individuals could materially impair the value of an acquired business. Our failure to successfully identify and consummate future acquisitions or to manage and integrate the acquisitions we make could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that:

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

We might lose business opportunities as a result of healthcare reform.

Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with healthcare providers and drug companies. Healthcare reform could reduce demand for our services, and, as a result, our revenue. In the last several years, the U.S. Congress has reviewed several comprehensive health care reform proposals. The proposals are intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. The U.S. Congress has also considered and may adopt legislation that could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. Any such legislation could cause our customers to spend less on research and development. If this were to occur, we would have fewer clinical trials for our business, which could reduce our earnings. Similarly, pending or future healthcare reform proposals outside the United States could negatively impact our revenues from our international operations.

Our operations might be affected by the occurrence of a natural disaster, specifically a hurricane, or other catastrophic event.

We depend on our customers, investigators, clinical trial participants, our own laboratories and other facilities for the continued operation of our business. Even though we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any hurricane or other catastrophic event affecting us or our customers, investigators or clinical trial participants could have a significant negative impact on our operations and financial performance.

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

Historically, a small number of clients have generated a large percentage of our net revenue in any given period. In each of 2005, 2004 and 2003, no client provided more than 10% of our direct revenue, but our 10 largest clients provided approximately 40%, 31% and 38%, respectively, of our direct revenue. PharmaNet also relies on a limited number of clients which generate a significant percentage of its direct revenue. During 2005, 2004 and 2003 direct revenue from four of PharmaNet’s clients, provided approximately 38.8%, 41.4% and 34.7% of PharmaNet’s direct revenue, respectively. Companies that constitute our largest clients vary from year to year, and our direct revenue from individual clients fluctuates each year. If we lose one or more major clients in the future or if one or more clients encounter financial difficulties, our business, financial condition and results of operations could be materially and adversely affected. For the quarter ended March 31, 2006, there have been no material changes to the Company’s client concentration.

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

In connection with the internal control audit for the year ended December 31, 2005, our management assessed our internal control over financial reporting and concluded that two material weaknesses existed. We are in the process of remediating both material weaknesses, which related to too many adjusting entries and the failure to identity and evaluate as well as disclose certain related party information to our Audit Committee and our independent registered public accounting firm. We have taken two steps so far. In 2006, we have hired additional accounting personnel to begin to address the first material weakness. We intend to hire additional accounting personnel to continue to address this weakness. In late December 2005, our Board of Directors adopted a resolution requiring all related party transactions be first approved by our Audit Committee and then by the full Board of Directors. We recently amended our Code of Ethics to require our human resources department to approve in writing the hiring of all employees. Human resources will make the appropriate related party inquiries and forward the information when appropriate to the Audit Committee. We believe these remediation efforts will enhance our ability to identity and evaluate and disclose related party transactions to our Audit Committee and our independent registered public accounting firm, and we are thereby on the path of remediating the second material weakness. While remediating these material weaknesses is a very high priority for our management and our Audit Committee, we cannot assure you that our independent registered public accounting firm will agree with our management’s assessment that we have remediated them or that we will not encounter further instances of breakdowns in our internal control over financial reporting. Public disclosure of these material weaknesses or a failure to promptly complete our remediation effort could cause our common stock price to fall. Moreover, no matter how good a system of internal control is, it can be circumvented by people who engage in improper action. In such event, our results of operations could be distorted. If the improper activity is material, once discovered and publicly disclosed, our common stock price could materially decline.

Our indebtedness may impact our financial condition and results of operations and the terms of our outstanding indebtedness may limit our activities.

On March 31, 2006, we had approximately $167.8 million of consolidated indebtedness. Subject to applicable restrictions in our outstanding indebtedness, we may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

$17.0 million of our current outstanding indebtedness bears interest at a floating rate tied to LIBOR and $143.75 million of our outstanding indebtedness bears interest at a fixed rate of 2.25% per year. Accordingly, if interest rates increase, whether generally or as the result of our lender’s requirement in connection with a proposed amendment, then the amount of the interest payments on our floating rate indebtedness will also increase. General economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance. As a result, these and other factors may affect our ability to make principal and interest payments on our indebtedness. Our business might not continue to generate cash flow at or above current levels. Moreover, if we are required to repatriate foreign earnings in order to pay our debt service, we may incur additional income taxes at rates as high as 35% in some jurisdictions. This would have the impact of reducing our earning per share and the amount of net cash we receive. If we cannot generate sufficient cash flow from operations in the future to service our indebtedness, we may, among other things:

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

•

issue capital stock;

•

make capital expenditures;

•

sell assets; and

•

pursue mergers or acquisitions.

As of the date of this Report, we cannot borrow further on the revolving line of credit which is part of our credit facility. We recently received a second waiver of certain violations under the credit facility as of March 31, 2006 through June 30, 2006. We are seeking to amend the credit facility to permit us to re-borrow under it, but cannot assure you we will be successful. Until such amendment we do not expect we will be able to meet certain credit facility covenants at March 31, 2006 for the reasons expressed under “Liquidity” in this Report.

We may not have sufficient funds to pay the principal return upon conversion or to repurchase our outstanding convertible senior notes under circumstances when we are required to do so or fund ongoing operations without having to repatriate funds from foreign operations.

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

We may incur significant taxes to repatriate funds.

On March 31, 2006, we had approximately $53.9 million of cash with approximately $21.0 million held in the U.S., approximately $8.1 million in Canada, and approximately $24.8 million in all other foreign subsidiaries. As of March 31, 2006, we could repatriate approximately $7.4 million from Canada tax-free. If a significant amount of cash is needed in the U.S. or we are not able to negotiate revised covenant terms on the Credit Facility, we may need to repatriate funds from foreign subsidiaries in a non-tax-efficient manner which would require us to pay additional U.S. taxes

Our operating results can be expected to fluctuate from period to period.

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

For the year ended December 31, 2005, we incurred a non-cash goodwill impairment charge of $20.3 million relating to our Miami operations. This had a material adverse effect on our results of operations for the year. We had goodwill and other intangible assets of approximately $331.1 million and $311.2 million (after deducting the impairment charge) as of December 31, 2004 and December 31, 2005, respectively, which constituted approximately 59.3% and 54.4%, respectively, of our total assets. We periodically evaluate goodwill and other intangible assets for impairment. For the quarter ended March 31, 2006, we incurred a non-cash goodwill impairment charge of $3.5 million relating to our Miami operations. In addition, the impairment of our Miami operations may adversely affect the goodwill of Clinical Pharmacology Services. Any future determination requiring the write off of a significant portion of our goodwill or other intangible assets could adversely affect our results of operations and financial condition.

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

Our financial statements are denominated in U.S. dollars, and accordingly, changes in the exchange rate between the Canadian dollar, Euros or other foreign currencies and the U.S. dollar could materially affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. Due to the acquisition of PharmaNet, which has locations worldwide, we are subject to exchange rate gains and losses for multiple currencies. We also may be subject to foreign currency transaction risk when our service contracts are denominated in a currency other than the currency in which we incur expenses or earn fees related to such contracts. For example, our Canadian operations often perform services for a fixed price denominated in U.S. dollars or in Euros while their payroll and other expenses are primarily Canadian dollar expenses. In 2005, we adopted a formal foreign currency risk hedging policy to attempt to mitigate this risk in the future. We cannot assure you that we will be successful in limiting risks associated with foreign currency transactions. Although we initiated hedging transactions in 2005 to seek to mitigate our foreign currency risks, none of the individual transactions were material. We incurred a pre-tax loss from foreign currency transactions relating to our foreign operations for the year of approximately $0.7 million or $0.02 per diluted share after taxes. In addition, we incurred a pre-tax loss from foreign currency transactions relating to our foreign operations for the quarter of approximately $0.5 million or $0.03 per diluted share after taxes.

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

The Financial Accounting Standards Board is requiring all companies to treat the fair value of stock options granted to employees as an expense effective for the first interim reporting period that begins after June 15, 2005. This change became effective for us on January 1, 2006. We and other companies are required to record a compensation expense equal to the fair value of each stock option granted over its vesting period. Previously, we were generally not required to record compensation expense in connection with employee stock option grants. We believe this change may reduce the attractiveness of granting stock options because of the additional expense associated with these grants, which would negatively impact our results of operations. For example, had we been required to expense stock option grants by applying the measurement provisions of Statement 123R, our recorded net earnings for the years ended December 31, 2004 and 2005 of approximately $19.7 million and $4.8 million, respectively, would have been reduced to approximately $15.7 million and a loss of $3.1 million, respectively. Stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel. Because Statement 123R did not apply to vested options as of December 31, 2005, in 2005 we accelerated the vesting of 462,059 out-of-the-money options held by PharmaNet executives and issued 263,544 vested options to 119 employees, none of whom are executive officers and directors. In addition, beginning in 2006, we plan to eliminate or reduce the issuance of stock options and issue lesser amounts of restricted stock or restricted stock units which involve less dilution, but generally result in income taxation to employees who receive grants, unless delivery is deferred into the future. Regardless of whether we issue options or restricted stock, our future results of operations will be negatively impacted.

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

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.

Other Information

Not applicable.

Item 6.

Exhibits

(a) Exhibit Index

Exhibit Number	Description
10.1	Employment Agreement by and between SFBC Anapharm, Inc. and Johane Boucher-Champagne dated March 18, 2002. (1)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)
———————
(1) Previously filed as an exhibit to the Form 8-K which was filed on May 5, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 15, 2006 by the undersigned, thereunto duly authorized.

SFBC INTERNATIONAL, INC.

/s/ JEFFREY P. MCMULLEN
Jeffrey P. McMullen, Chief Executive Officer
(principal executive officer)

/s/ DAVID NATAN
David Natan, Chief Financial Officer (principal financial and accounting officer)