Form 10-Q
period 2006-06-30
SFBC INTERNATIONAL INC
filed 2006-08-14
CIK 1089542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☑ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2006

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

Yes ☐   No: ☑

The registrant has 18,545,755 shares of common stock outstanding as of August 14, 2006.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

1

CONSOLIDATED BALANCE SHEETS JUNE 30, 2006 AND DECEMBER 31, 2005

1

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE

AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

2

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5

Item 2.      Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

25

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

35

Item 4.      Controls and Procedures

36

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

38

Item 1A.   Risk Factors

40

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

52

Item 3.      Defaults Upon Senior Securities

52

Item 4.      Submission of Matters to a Vote of Security Holders

52

Item 5.      Other Information

52

Item 6.      Exhibits

52

SIGNATURES

53

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30, 2006	December 31, 2005
	(Unaudited)	(Revised)
ASSETS
Current Assets:
Cash and cash equivalents	$55,882,150	$29,246,966
Investment in marketable securities	3,708,458	8,166,285
Accounts receivable, net	95,479,822	91,446,190
Income tax receivable	7,816,986	7,140,087
Loans receivable from stockholders	208,603	203,644
Deferred income taxes	662,457	662,615
Prepaid expenses and other current assets	9,251,318	11,826,916
Assets from discontinued operations	20,970,150	58,208,529
Total current assets	193,979,944	206,901,232
Property and equipment, net	56,730,138	48,563,461
Goodwill, net	267,045,239	274,849,217
Other intangibles, net	30,632,482	32,179,818
Deferred income taxes	7,441,927	—
Other assets, net	8,181,082	10,043,368
Total assets	$564,010,812	$572,537,096
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,652,628	$7,071,815
Accrued liabilities	30,544,384	23,870,511
Purchase consideration due to stockholders	—	2,000,000
Client advances, current portion	68,898,760	67,518,528
Line of credit	17,000,000	17,000,000
Capital lease obligations and notes payable, current portion	3,068,969	3,032,818
Liabilities from discontinued operations	10,264,329	5,940,389
Total current liabilities	137,429,070	126,434,061
Client advances	11,837,021	3,721,705
Deferred income taxes	—	11,159,298
Capital lease obligations and notes payable	3,938,166	4,439,794
2.25% Convertible senior notes payable, due 2024	143,750,000	143,750,000
Minority interest in joint venture	1,112,245	750,639
Commitments and contingencies
Stockholders’ equity:
Preferred stock. $0.10 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized, 18,248,115 shares and 18,493,364 shares issued and outstanding as of June 30, 2006 and December 31, 2005	18,248	18,493
Additional paid-in capital	234,862,507	241,821,651
Retained earnings	24,811,389	48,660,835
Accumulated other comprehensive earnings, net	6,252,166	4,224,147
Common stock held in treasury, at cost, zero shares and 606,300 shares held at June 30, 2006 and December 31, 2005, respectively	—	(12,443,527)
Total stockholders’ equity	265,944,310	282,281,599
Total liabilities and stockholders’ equity	$564,010,812	$572,537,096

The accompanying notes are an integral part of these consolidated financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(Revised)		(Revised)
Net revenue
Direct revenue	$72,837,375	$61,658,477	$147,261,369	$121,163,124
Reimbursed out-of-pockets	23,806,956	24,025,879	52,883,741	43,487,687
Total net revenue	96,644,331	85,684,356	200,145,110	164,650,811
Costs and expenses
Direct costs	44,785,489	35,830,735	90,114,151	71,990,647
Reimbursable out-of-pocket expenses	23,806,956	24,025,331	52,883,741	43,487,687
Selling, general and administrative expenses	26,744,566	21,873,347	49,603,251	40,531,539
Impairment of goodwill	7,873,000	—	7,873,000	—
Total costs and expenses	103,210,011	81,729,413	200,474,143	156,009,873
Earnings (loss) from continuing operations	(6,565,680)	3,954,943	(329,033)	8,640,938
Other income (expense)
Interest income	551,025	156,776	896,503	554,332
Interest expense	(2,979,861)	(3,052,881)	(4,756,102)	(8,563,964)
Foreign exchange transaction gain (loss), net	(1,828,243)	694,511	(2,354,811)	894,517
Total other income (expense)	(4,257,079)	(2,201,594)	(6,214,410)	(7,115,115)
Earnings (loss) from continuing operations before income taxes	(10,822,759)	1,753,349	(6,543,443)	1,525,823
Income tax benefit	(7,199,438)	(84,484)	(6,413,223)	(73,521)
Earnings (loss) from continuing operations before minority interest in joint venture	(3,623,321)	1,837,833	(130,220)	1,599,344
Minority interest in joint venture, net of tax	105,177	116,583	293,963	174,265
Net earnings (loss) from continuing operations	(3,728,498)	1,721,250	(424,183)	1,425,079
Earnings (loss) from discontinued operations, net of tax	(15,986,568)	5,396,924	(23,425,263)	10,717,999
Net earnings (loss)	$(19,715,066)	$7,118,174	$(23,849,446)	$12,143,078

Basic earnings (loss) per share:
Continuing operations	$(0.21)	$0.09	$(0.02)	$0.08
Discontinued operations	$(0.88)	$0.30	$(1.30)	$0.63
Net earnings (loss) per share	$(1.09)	$0.39	$(1.32)	$0.71
Diluted earnings (loss) per share:
Continuing operations	$(0.21)	$0.09	$(0.02)	$0.08
Discontinued operations	$(0.88)	$0.29	$(1.30)	$0.60
Net earnings (loss) per share	$(1.09)	$0.38	$(1.32)	$0.68
Shares used in computing earnings (loss) per share:
Basic	18,150,267	18,333,992	18,049,464	17,065,846
Diluted	18,150,267	18,946,222	18,049,464	17,734,926

The accompanying notes are an integral part of these consolidated financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
		(Revised)
Cash flows from operating activities:
Net earnings (loss)	$(23,849,446)	$12,143,078
Loss (earnings) from discontinued operations	23,425,263	(10,717,999)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,384,211	7,381,456
Amortization and write-off of deferred debt issuance costs	2,062,402	4,192,725
Impairment of goodwill	7,873,000	—
(Gain) loss on disposal of property and equipment	66,013	(43,705)
Minority interest	293,963	174,265
Share-based compensation expense	1,646,916	160,623
Changes in assets and liabilities
Accounts receivable	(5,000,967)	1,309,690
Income tax receivable	(676,899)	3,128,783
Prepaid expenses and other current assets	2,575,598	(3,454,854)
Other assets	(200,116)	(1,220,094)
Accounts payable	580,813	(5,093,101)
Accrued liabilities	4,716,152	2,363,485
Client advances	9,495,548	(11,479,058)
Deferred income taxes	(6,646,200)	(2,651,547)
Total adjustments	24,170,434	(5,231,332)
Net cash provided by (used in) operating activities - continuing operations	23,746,251	(3,806,253)
Net cash provided by operating activities - discontinued operations	5,163,527	7,928,039
Net cash provided by operating activities	28,909,778	4,121,786
Cash flows from investing activities:
Additional purchase price consideration from prior acquisitions	(2,000,000)	(1,226,508)
Purchase of property and equipment	(10,105,139)	(5,951,336)
Proceeds from the disposal of property and equipment	8,255	46,605
Net change in investments and marketable securities	4,457,827	62,463
Change in loans extended to stockholders	—	(9,863)
Net cash used in investing activities - continuing operations	(7,639,057)	(7,078,639)
Net cash provided by (used in) investing activities - discontinued operations	61,612	(3,444,399)
Net cash used in investing activities	(7,577,445)	(10,523,038)
Cash flows from financing activities:
Borrowings on lines of credit	—	56,000,000
Payments on lines of credit	—	(39,000,000)
Principal payments on long-term debt	—	(120,000,000)
Repayments on capital lease obligations and notes payable	(895,524)	(1,997,652)
Debt issue costs attributable to financing instruments	—	(1,292,555)
Dividend payment made to non-controlling interest	—	(92,355)
Proceeds from stock issued under employee stock purchase and option plans	3,515,426	859,866
Net proceeds from secondary public stock offering	—	108,213,048
Net cash provided by financing activities	2,619,902	2,690,352
Net effect of exchange rate changes on cash	1,927,453	218,924
Net increase (decrease) in cash and cash equivalents	25,879,688	(3,491,976)
Cash and cash equivalents at beginning of period	30,668,417	24,908,585
Less cash and cash equivalents of discontinued operations at end of period	665,955	386,325
Cash and cash equivalents from continuing operations at end of period	$55,882,150	$21,030,284

The accompanying notes are an integral part of these consolidated financial statements.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
		(Revised)
Supplemental disclosures:
Interest paid	$2,700,616	$3,052,881
Income taxes paid	$2,440,620	$3,492,319
Supplemental disclosures of non-cash investing and finance activities:
Change in the valuation of identifiable intangible assets related to the acquisition of a business	$—	$2,142,000
Common stock and options issued as compensation	$1,646,916	$160,623
Restricted stock units issued as long term incentive compensation to executives	$—	$1,677,061
Capital lease obligations incurred	$430,047	$841,869
Capitalized leasehold incentives included in accrued liabilities	$2,146,794	$—

The accompanying notes are an integral part of these consolidated financial statements.

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

Unless the context otherwise requires, all references in this Report to “we,” “us,” “our,” “SFBC International,” “SFBC,” or the “Company” refer to SFBC International, Inc. and its subsidiaries as a single entity.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the remaining quarters and for the year ending December 31, 2006.

Due to the Company’s decision in May 2006 to discontinue operations in Florida, all financial results in this Report reflect the Company’s continuing operations only, unless otherwise stated. Certain prior period amounts have been revised as a result of the discontinued operations. See “Note 3. Discontinued Operations.”

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and should be read in conjunction with the consolidated financial statements and notes thereto which appear in that Report.

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

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Earnings Per Share

The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” which requires dual presentation of net earnings per share; Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Due to the loss reported, 139,237 and 370,593 dilutive equivalents have been excluded from the calculation of diluted earnings per common share for the three and six month periods ended June 30, 2006, respectively, since they were anti-dilutive. In addition, 330,238 and 72,884 of restricted share units were not included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2006, respectively, because their prices were greater than the average market price of the Company’s common stock during these periods. Included in diluted shares are stock options with a dilutive effect of 612,230 shares and 669,080 shares of common stock for the three and six month periods ended June 30, 2005, respectively.

In August and September 2004, we sold $143.75 million of our 2.25% convertible senior notes due in 2024. Simultaneously with the offering in August, the Company repurchased and retired 820,000 shares of common stock at $30.43 per share. If the average stock price of our common stock during a reporting period is greater than $41.08, then shares reserved for issuance on possible conversion of our outstanding convertible senior notes will be included in calculating diluted shares outstanding in an amount equal to the difference between the “conversion amount” and the outstanding principal amount divided by $41.08. The conversion amount is, for this purpose, the outstanding principal amount divided by $41.08 multiplied by the average stock price during the period. For the three and six month periods ended June 30, 2006, there were no shares included in diluted shares outstanding attributable to the convertible senior notes since the average share price was less than $41.08.

In November 2005, SFBC announced that its Board of Directors had approved the repurchase of common stock totaling up to $30.0 million. A total of 606,300 shares were purchased in November and December 2005 at an average price of $20.49. In March 2006, the Company retired these shares and has not purchased any additional shares during the six months ended June 30, 2006. Currently, there is approximately $17.6 million of the original $30.0 million in remaining repurchase authorization.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, (“SFAS 123R”) using the modified prospective transition method. SFAS 123R revises SFAS 123, supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Under the modified prospective transition method, compensation expense is recognized in the financial statements on a go forward basis for (a) all share-based payments granted prior to, but not vested as of January 1, 2006, based upon the grant-date fair value estimated in accordance with APB 25, and (b) share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards. Under the modified prospective transition method, results for prior periods are not restated.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

As a result of the adoption of SFAS 123R, loss from continuing operations and loss from continuing operations before taxes for the three and six month periods ended June 30, 2006 include incremental stock-based compensation expense for stock options and the Company’s employee stock purchase plan of approximately $0.3 million and $0.8 million, respectively. For the three and six month periods ended June 30, 2006, approximately $9,000 and $0.1 million of this amount has been included in direct costs, respectively, and $0.3 million and $0.7 million of this amount has been included in selling, general and administrative expenses, respectively.

The following table illustrates the effect on net earnings and earnings per share for the three and six month period ended June 30, 2005 had SFBC applied the fair value recognition provisions of SFAS 123 to all of its stock-based employee compensation plans.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net earnings:
As reported	$7,118,174	$12,143,078
Pro forma	$5,193,149	$8,293,029
Basic earnings per share:
As reported	$0.39	$0.71
Pro forma	$0.28	$0.49
Diluted earnings per share:
As reported	$0.38	$0.68
Pro forma	$0.27	$0.47

The Company has used the following assumptions in determining the grant-date fair value for its option awards. The expected term of the option is based upon the contractual term, taking into account expected employee exercise and expected post-vesting employment termination behavior. The expected volatility of the price of the underlying stock is based upon the historical volatility of the Company’s stock computed over a period of time equal to the expected term of the option. The risk free interest rate is based upon the implied yields currently available from the U.S. Treasury zero-coupon yield curve for issues with a remaining duration equal to the expected term of the option. There were no stock options granted during the six month period ended June 30, 2006. The fair value of the options granted in the first half of 2005 was estimated by using the Black-Scholes pricing model with the following assumptions: (i) expected life of the options of three years, (ii) expected volatility in the market price of the Company’s common stock of 60%, (iii) no expected dividends, and (iv) a risk free interest rate of 3%.

Generally, options granted by the Company vest over a three year period. Historically, these options expired in 10 years or three months after separation of service, whichever occurs earlier. Beginning in 2004, the Company began shortening the term of its options to five years and, in some cases, shortening the vesting period in anticipation of the effect of Statement 123R. In August 2005, the Company accelerated the vesting of 462,059 options granted to 15 key PharmaNet employees. Notwithstanding this, these employees may not sell the underlying common stock prior to the original vesting dates, except to the extent necessary to pay the exercise price. The Company believed that because the options which were accelerated had exercise prices in excess of the current market value of our common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention and the acceleration may have a positive effect on employee morale. The acceleration enabled the Company to avoid recognizing compensation expense associated with these options in future periods in our consolidated statements of earnings upon adoption of Statement 123R on January 1, 2006. The acceleration of the vesting of these options did not result in a charge based on accounting principles generally accepted in the United States.

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

In June 2004, SFBC amended the Plan to broaden the types of awards which could be granted under the Plan to include grants of restricted common stock, restricted stock units or RSU’s and stock appreciation rights in addition to non-qualified and incentive stock options. In June 2004, the Company’s stockholders approved and ratified an increase of 300,000 shares of common stock under the Plan. In June 2005, our stockholders approved and ratified another amendment to the Plan increasing the number of stock rights under the Plan by 300,000 shares. As of June 30, 2006, there were 588,902 stock rights available for issuance under the Plan and 111,091 shares available for issuance under the Company’s Employee Stock Purchase Plan.

In 2005, the Company issued 52,115 RSU’s to five officers. These shares were valued at $32.18 per share for financial statement purposes and are being amortized ratably as compensation expense in the Company’s financial statements over a three year period. With the Severance Agreements of two officers entered into as of December 31, 2005, 31,826 RSU’s terminated without vesting. Concurrent with the signing of a separation with one of its executive officers in June 2006, the vesting for 11,935 RSU’s was accelerated resulting in additional compensation expense of approximately $0.2 million for the three and six month periods ended June 30, 2006.

Share-based compensation expense is generally recognized over the stated vesting period with the terms of the arrangement. As of June 30, 2006, there was approximately $28,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period over the balance of 2006.

In conjunction with the acquisition of PharmaNet in December 2004, SFBC issued a total of approximately 465,000 options to 15 key PharmaNet executives in connection with their employment agreements. Of these options, 330,000 exercisable at $44.39, were cancelled in March 2006 in conjunction with the grant of a combination of 300,000 restricted shares of common stock and RSU’s to 17 executives. The aggregate pre-tax expense associated with the accelerated options that would have been reflected in the Company’s consolidated statement of operations in 2006 and, thereafter, was approximately $4.1 million.

In connection with the appointment of Jeffrey P. McMullen to serve as president and chief executive officer of the Company, on May 9, 2006, the Company granted 62,461 RSUs with 10,410 RSUs vesting on each of December 31st and June 30th during the remainder of the term of the employment agreement, subject to employment with SFBC on the applicable vesting date. The value of the 62,461 RSUs amounted to $1.5 million. This amount is being amortized ratably, over a three year period commencing on grant date. As of June 30, 2006, 10,410 RSUs were immediately vested. Mr. McMullen shall also receive a grant of 60,000 RSUs which shall vest only if SFBC meets or exceeds certain performance conditions. If the 2008 performance condition is met, the RSUs vest upon filing the Form 10-K of SFBC with the Securities and Exchange Commission for the year ending December 31, 2008. As of June 30, 2006 no compensation expense has been recorded on these 60,000 options. In consideration of the foregoing grants of RSUs, Mr. McMullen agreed to surrender options to purchase 135,000 shares of common stock previously granted to him in December 2004.

As of June 30, 2006, there was approximately $7.0 million of unrecognized compensation cost related to unvested restricted stock and RSUs, which is expected to be recognized over a weighted-average period of approximately 2.6 years. As of December 31, 2005, the remaining unamortized compensation for restricted shares and RSUs was reflected as a separate component as a reduction of shareholders’ equity. In conjunction with the adoption of SFAS No. 123R, the unrecognized compensation was reclassified as a reduction of additional paid-in capital.

On June 21, 2004, SFBC’s stockholders approved the 2004 Employee Stock Purchase Plan (the “ESPP”) permitting eligible participants (excluding executive officers) to purchase up to 150,000 shares of our common stock. The ESPP permits employees who are employed for at least 20 hours per week and who have been so employed for at least three months continuously by SFBC or one of its designated subsidiaries the option of purchasing common stock from SFBC at a 15% discount from the lower of the fair market value of such shares at

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

the beginning of an offering period or the fair market value of such shares at the end of the offering period. Each offering period (except the initial period) is six months. Each eligible employee is granted an option to purchase such shares at the beginning of each offering period. In May 2005, SFBC’s stockholders approved an amendment to the ESPP which increased the total number of shares of our common stock available under the ESPP to 250,000 shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. As of June 30, 2006 and December 31, 2005, there were 138,909 shares and 55,039 shares, respectively, issued under the ESPP.

In July 2006, 92,094 shares were issued in relation to the six-month ESPP offering period ended June 30, 2006.

The following table provides a summary of the Company’s stock option activity and related information as of and for the six-month period ended June 30, 2006:

	2006
	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	2,323,064	$27.07
Granted	—
Exercised	(233,450)	10.16
Forfeited	(768,300)	35.64
Outstanding at end of period	1,321,314	$25.07
Exercisable at end of period	1,317,816	$25.09

The following information applies to options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 4.00-$12.01	211,664	5.67	$9.34	211,664	$9.34
$13.86-$19.89	387,770	5.28	$14.86	384,272	$14.83
$23.67-$38.63	328,791	3.65	$29.10	328,791	$29.10
$40.39-$44.43	393,089	3.52	$40.26	393,089	$40.26
	1,321,314		$25.07	1,317,816	$25.09

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet analyzed the impact this interpretation will have on its financial condition, results of operations, cash flows or disclosures.

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

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

NOTE 3. DISCONTINUED OPERATIONS

On May 17, 2006, the Miami-Dade Unsafe Structures Board announced a decision which required the Company to demolish our clinical and administrative office building located on Biscayne Boulevard, Miami, Florida (See Note 6, Commitments and Contingencies). As a result of that decision, the Board of Directors of the Company authorized the closure of our operations in Florida consisting of our Miami and Ft. Myers subsidiaries. Shortly thereafter, the Company began an orderly completion of its on-going contracts, a transfer of those contracts which have not been started to third parties, a plan for vacating the Miami facilities, the implementation of a termination program for employees located at those subsidiaries, and other administrative tasks.

As more fully discussed below, in accordance with FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”. FASB Statement No. 143 “Accounting for Asset Retirement Obligations” and FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded a goodwill impairment charge, assets write-downs of the Miami buildings and equipment, separation liabilities, the estimated cost to demolish the Miami buildings, and costs associated with the cessation of the use of equipment under operating leases. The assets, including those assets held for sale, and liabilities, the results of operations and cash flows of the Miami and Ft. Myers subsidiaries are separately reported for all periods presented as discontinued operations.

Impairment of Goodwill

As of December 31, 2005, the Company determined that the carrying value of the goodwill on its Miami subsidiary was impaired, due to a material decline in the Miami subsidiary’s revenue, profitability and cash flows. As a result, the Company recorded a goodwill impairment charge of approximately $20.3 million during the fourth quarter of 2005. For the three month period ended March 31, 2006, the Company recorded an additional impairment charge of $3.5 million to write-off the remaining goodwill associated with Miami operations as a result of further reduced projected revenue, profitability, and cash flow. In addition, the Company recorded a goodwill impairment charge of approximately $0.6 million in the first quarter of 2006 as a result of the Company’s decision to discontinue operations in Ft. Myers. The impairment charges for Miami and Ft. Myers totaling $4.1 million for the six-month period June 30, 2006 have been included in the loss from discontinued operations.

Impairment of Long-lived Assets

As a result of the further material reduction in the Miami forecast in the first quarter of 2006, the Company also wrote-down the carrying value of its Miami buildings by approximately $3.0 million to its then estimated fair value. However, in connection with the Company’s decision to discontinue its Florida operations and the requirement by the Miami-Dade Unsafe Structures Board (“USB”) to demolish our clinical and administrative office building located on Biscayne Boulevard, the Company recorded an additional impairment charge during the three months ended June 30, 2006 of approximately $11.0 million to write-down the Miami buildings to zero. Additionally, the Company recorded a non-cash charge of approximately $4.6 million related to the write-down of fixed assets which were located at its Florida facilities in Miami and Ft Myers that would no longer be utilized. The property and equipment balance at June 30, 2006 of $4.9 million, which is comprised of $3.3 million in land and $1.6 million in furniture and equipment, is included in assets of discontinued operations. The land and the equipment is held for sale. The Company has obtained appraisals in excess of the cost basis of the land, accordingly, the land is being carried at its cost basis. All other long-lived assets related to the Miami operations are being carried at their estimated fair value, less estimated costs to sell.

Asset Retirement Obligations and Accrued Charges

During the second quarter ended June 30, 2006, the Company recorded accrued costs of approximately $5.3 million which are comprised of approximately $2.6 million related to separation obligations to certain employees, approximately $0.7 million reserved in connection with the estimated costs to demolish the Miami facility, and approximately $1.0 million, net of estimated sublease rentals, reserved in connection with certain service agreements for office equipment where the equipment has no economic benefit to the Company. In connection with obtaining a permit to demolish its Miami buildings, the Company was required by local regulations to undertake an environmental study. On July 27, 2006, the Company signed a contract with an environmental

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

contractor to take samples and analyze the results. On Friday, August 11, 2006, the Company received the preliminary results of the environmental testing. These results indicated asbestos levels in excess of acceptable standards in certain ceiling areas. The Company intends to obtain competitive bids from qualified contractors to remediate this problem. Based on preliminary estimates from the demolition contractor, the cost of remediation could be between $0.3 million to $0.5 million. We cannot assure you that the cost will not exceed $0.5 million once the remediation commences. The expense of remediation will be recorded as a charge against discontinued operations in the third quarter ending September 30, 2006.

On June 20, 2006, Gregory B. Holmes, Pharm.D., resigned as President of Corporate Development of the Company and as a Director of the Company. The Separation Agreement included the following material terms: (i) 18 months severance (approximately $0.9 million to be paid $50,000 per month included in severance costs disclosed above); (ii) the continuation of all non-compete restrictions contained in Dr. Holmes' current Employment Agreement for a period of 18 months; (iii) the acceleration of vesting of 11,935 shares of restricted stock previously awarded to Dr. Holmes; (iv) the payment of health insurance for one year following his separation; and (v) the payment of perquisites and other expenses previously incurred as of his separation date.

During the quarter ended June 30, 2006, the Company also accrued $1.0 million of additional purchase consideration to be paid one half in stock and one half in cash to the former CPA shareholders in mid-August 2006 in connection with a previously acquired business (now a discontinued operation), which was due pursuant to the terms of the acquisition agreement. Previously, the purchase consideration was an adjustment to goodwill, however, all goodwill was written off in the first quarter of 2006, as such the $1.0 million was included in the loss from discontinued operations.

Income Taxes

During the second quarter ended June 30, 2006, the Company generated a pre-tax loss from discontinued operations of approximately $27.0 million and a federal and state tax benefit of approximately $11.0 million resulting in a net loss of approximately $16.0 million. The full amount of these losses, as described throughout this Report, were incurred in the U.S. and are tax deductible. The Company has recorded a deferred tax asset on its balance sheet of approximately $11.0 million which is classified as long-term. The Company believes the realizability of the tax benefit is more likely than not and, accordingly, a valuation allowance has not been established.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Condensed Financial Information

The assets and liabilities of the Miami and Ft. Myers subsidiaries included in discontinued operations are presented in the accompanying consolidated balance sheets under the captions “Assets from discontinued operations” and “Liabilities from discontinued operations.” The carrying amounts of the major classes of these assets and liabilities are as follows:

	As of June 30, 2006	As of December 31, 2005
Assets:
Cash and cash equivalents	$665,955	$1,421,451
Accounts receivable, net	14,688,285	26,425,479
Prepaid expenses and other assets	728,421	1,608,866
Property and equipment, primarily land and equipment held for sale at June 30, 2006	4,887,489	24,701,651
Goodwill, net	—	4,051,082
Assets from discontinued operations	$20,970,150	$58,208,529
Liabilities:
Accounts payable	$3,861,182	$4,598,247
Accrued liabilities	4,861,523	1,251,432
Purchase consideration due to stockholders	1,000,000	—
Client advances	541,624	90,710
Liabilities from discontinued operations	$10,264,329	$5,940,389

At June 30, 2006 and December 31, 2005, accounts receivable are net of an allowance for doubtful accounts amounting to $1.0 million and $0.7 million, respectively.

The results of operations of the Miami and Ft. Myers subsidiaries are included in the consolidated statements of operations as “Earnings (loss) from discontinued operations, net of tax.” The amounts for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue:
Direct revenue	$2,803,258	$20,720,050	$8,498,388	$38,521,979
Reimbursed out-of-pockets	22,125	—	957,042	—
Total net revenue	2,825,383	20,720,050	9,455,430	38,521,979
Costs and expenses:
Impairment of long-lived assets	15,550,159	—	18,598,018	—
Goodwill impairment	—	—	4,051,082	—
Purchase consideration due to stockholders	1,000,000	—	1,000,000	—
Severance costs	2,616,038	—	2,616,038	—
Demolition costs	700,000	—	700,000	—
Contract termination costs	1,007,890	—	1,007,890	—
Other costs and expenses	8,852,773	13,250,913	17,882,813	24,105,073
Total costs and expenses	29,726,860	13,250,913	45,855,841	24,105,073
Earnings (loss) before income taxes	(27,016,686)	7,469,137	(36,676,733)	14,416,906
Income tax expense (benefit)	(11,030,118)	2,072,213	(13,251,470)	3,698,907
Earnings (loss) from discontinued operations	$(15,986,568)	$5,396,924	$(23,425,263)	$10,717,999
Earnings (loss) per share:
Basic	$(0.88)	$0.30	$(1.30)	$0.63
Diluted	$(0.88)	$0.29	$(1.30)	$0.60
Shares used in computing earnings (loss) per share:
Basic	18,150,267	18,333,992	18,049,464	17,065,846
Diluted	18,150,267	18,946,222	18,049,464	17,734,926

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

In connection with adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company’s intangible assets subject to amortization are approximately as follows:

	June 30, 2006			December 31, 2005
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Internally-developed software	5	$454,000	$(176,000)	$454,000	$(131,000)
Subject data-bases	4	900,000	(900,000)	900,000	(844,000)
Employment & non-compete agreements	3.4	1,426,000	(1,274,000)	1,426,000	(1,152,000)
Methodologies	4.1	2,568,000	(2,046,000)	2,568,000	(1,946,000)
Technology	5.0	3,859,000	(1,177,000)	3,859,000	(791,000)
Contracts & customer relationships	6.5	12,450,000	(3,404,000)	12,450,000	(2,542,000)

Subtotal		21,657,000	(8,977,000)	21,657,000	(7,406,000)
Intangible assets not subject to amortization:
Trade names	—	18,050,000	—	18,050,000	—

Total		$39,707,000	$(8,977,000)	$39,707,000	$(7,406,000)

Amortization expense for intangible assets during the three and six month periods ended June 30, 2006 was approximately $0.8 million and $1.6 million, respectively, and approximately $0.8 and $2.0 million for the three and six month periods ended June 30, 2005, respectively. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

2006	$3,030,000
2007	2,802,000
2008	2,782,000
2009	2,622,000
2010 and thereafter	3,015,000
$14,251,000

As of June 30, 2006, all intangible assets except goodwill and trade names were subject to amortization.

Under SFAS 142, the Company is required to perform an annual impairment test of its goodwill and indefinite-lived intangibles. As part of that test, management assesses the composition of its assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent impairment test. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill and indefinite-lived intangibles below their carrying amounts, they will be tested for impairment. The Company will recognize an impairment charge if the carrying value of the net assets of the reporting unit exceeds the fair value

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

determination. The impairment test that the Company has selected historically consisted of a ten year discounted cash flow analysis, including the determination of a terminal value, and requires management to make various assumptions and estimates including revenue growth, future profitability, peer group comparisons, and a discount rate which management believes are reasonable.

The impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting subsidiary to which goodwill has been assigned. The Company then compares the fair value of each reporting unit to its carrying value, including goodwill. The Company estimates the fair value of each reporting unit by estimating the present value of the reporting units future cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss.

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

The Company completed its annual test on December 31, 2005. As described in “Note 3. Discontinued Operations,” the Company recorded goodwill impairment charges related to SFBC Miami and SFBC Ft. Myers for the year ended December 31, 2005 and the three month period ended March 31, 2006, respectively. The amounts are included in discontinued operations. In addition, for the period ended June 30, 2006, the Company recorded an impairment charge of $7.9 million to write-down goodwill associated with the CPS operations. While CPS contributed to earnings from operations for the first half of 2006, the outlook for the remainder of the year and future periods was significantly reduced because a large portion of CPS revenues were related to projects being conducted at the Miami and Ft. Myers subsidiaries that the Company is discontinuing.

As of June 30, 2006, the Company had total net consolidated goodwill of approximately $267.0 million, which includes $14.3 million of goodwill related to the acquisition of Taylor Technology, Inc. and approximately $228.1 million of goodwill related to the PharmaNet acquisition. The remaining goodwill is primarily related to acquisitions of Anapharm and Clinical Pharmacology Services, Inc. (“CPS”), which were approximately $16.8 million and approximately $4.5 million, respectively, as of June 30, 2006.

NOTE 5. DEBT

Convertible Senior Notes Payable

In August and September 2004, SFBC issued $143.8 million aggregate principal amount of its 2.25% convertible senior notes due 2024. SFBC’s net proceeds after repurchasing 820,000 shares of its common stock and transaction costs were approximately $113.0 million. Interest is payable on the notes semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2005. The notes are convertible into cash and, if applicable, shares of SFBC’s common stock based upon an initial conversion rate of 24.3424 shares per $1,000 in principal amount of notes not to exceed 3,086,445 shares, subject to adjustment in certain circumstances. This results in an initial conversion price of approximately $41.08 per share. The notes are convertible at any time prior to the date of maturity and, upon conversion, holders of the notes will be entitled to receive cash up to the principal amount of the notes and, if applicable, shares of common stock pursuant to a formula contained in the notes. Upon a fundamental change, as defined in the notes, holders may require SFBC to repurchase all or a portion of their notes for cash at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest. If a fundamental change occurs prior to August 15, 2009, SFBC is required to pay, in addition to the repurchase price, a make-whole premium in cash and/or common stock. On or after August 15, 2009, SFBC may at its option, redeem the notes in whole or in part for cash at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. On each of August 15, 2009, August 15, 2014 and August 15, 2019, holders may require SFBC to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased plus accrued and unpaid interest. The notes are unsecured senior

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

obligations and are effectively subordinated to all of SFBC’s existing and future secured indebtedness and to all existing and future liabilities of SFBC subsidiaries (including trade payables). The Company capitalized all costs related to the issuance of these notes, including approximately $1.1 million in one-time bonuses paid to executives directly related to the securing of the notes and credit facility described below and amortizes the costs on a straight-line basis over the expected term of the notes which approximates the effective interest method.

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

On June 14, 2005, the Company entered into a $90.0 million amended and restated credit facility amending and restating the original credit facility. As a result of this amendment, the Company eliminated the term loan portion of the original facility and increased the amount of the revolving line of credit under the original facility from $40.0 million to $90.0 million. Also, as a result of this amendment, the Company incurred a non-cash write-off of approximately $1.1 million of deferred loan costs for the six months ended June 30, 2005. The amendment also gave the Company the ability to expand the facility through the addition of an unfunded $50.0 million accordion feature. The amended and restated credit facility matures in December 2009.

From December 31, 2005 through June 30, 2006, the Company’s outstanding balance under its revolving credit facility was $17.0 million. In July 2006, the Company made a required payment of $0.4 million against the revolving credit facility as a result of certain asset sales made in July 2006. Prior to the amended and restated credit facility, the facility bore interest at the rate of 300 basis points above LIBOR for the term loan and 275 basis points above LIBOR for the revolving credit facility. The Company was also required to make quarterly principal payments. Beginning January 1, 2006, the Bank sweeps 50% of the Company’s excess cash flow, as defined, to reduce the principal balance of the term loan. Under the amended credit facility, the interest rate was reduced from 275 to 225 basis points above LIBOR, no principal payments are required until maturity in December 2009, and the excess cash flow sweep requirement was effectively eliminated.

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

On May 9, 2006, the lenders waived all covenant violations from March 31, 2006 through June 30, 2006. Concurrently, as part of the waiver, the Company agreed to reduce the credit facility from $90.0 million to $45.0 million. As a result of the reduced availability, the Company incurred a write-off of approximately $1.2 million of deferred financing costs during the three months ended June 30, 2006. At June 30, 2006, SFBC was in default of the covenants of its credit facility.

On June 28, 2006, the Company entered into a Third Waiver and Amendment (the “Third Amendment”) to the Credit Agreement in which the Bank agreed to amend and waive certain sections of the Credit Agreement to include a waiver of all covenants set forth in the Credit Agreement that the Company currently does not meet effective until August 15, 2006. In connection with Asset Sales (as defined in the Credit Agreement), the pre-payment threshold was reduced from $2.5 million to $0.5 million. Accordingly, under the terms of the Third Amendment, all monies received by the Company in connection with Asset Sales which, in the aggregate,

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

$0.5 million in any fiscal year shall be used to prepay the loan. From June 30, 2006 to August 15, 2006, the Applicable Margin (as defined in the Credit Agreement) with respect to Revolving Loans (as defined in the Credit Agreement) that are Eurodollar Loans (as defined in the Credit Agreement) were increased by 100 basis points to 3.00% and the Applicable Margin with respect to Revolving Loans that are Prime Rate Loans were increased by 100 basis points to 2.00%.

On August 11, 2006, the Company entered into a Fourth Waiver and Amendment (the “Fourth Amendment”) to the Credit Agreement in which the Bank agreed to amend and waive certain sections of the Credit Agreement to include a waiver of all covenants set forth in the Credit Agreement that the Company currently does not meet effective until September 29, 2006.

As consideration for the above, the Company agreed to pay to the Bank a fee for each of the Third Amendment and Fourth Amendment equal to 7.5 basis points of the total commitment under the Credit Agreement. Under the terms of the Third Amendment and Fourth Amendment, the Company may not borrow further under the facility.

The principal balance outstanding on the Credit facility at December 31, 2005 and June 30, 2006 was $17.0 million, which is classified as a current liability in accordance with EITF 86-30, “Classification of Obligations When a Violation is Waived by the Creditor.” The credit facility is guaranteed by each of the Company’s U. S. subsidiaries, and is secured by a mortgage on its facility in Miami, Florida, a pledge of all of the assets of its U. S. operations and U. S. subsidiaries, and a pledge of 65% of the stock of certain of its foreign subsidiaries. The U. S. assets collateralizing the credit facility are approximately $435.1 million, including goodwill and intangible assets.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Litigation and Inquiries

In late December 2005, the SEC staff wrote to the Company requesting various documents principally relating to compensation payable to the Company’s former president and chairman, to compensation payable to another former vice president of legal affairs relating to his compensation and that of his family, to other information relating to the former officer duties and to the Independent Counsel’s Report. In addition, on March 28, 2006, the SEC staff wrote to the Company requesting various documents principally concerning related party transactions, compensation of, and other arrangements with, family members of certain of the Company’s employees, internal control and other accounting policies, the Company’s initial public offering, and the Form 8-K filed on June 8, 2005. The SEC also requested transcripts of all analyst and investor conference calls and all minutes of all board meetings, including committee meetings, since January 1, 2000. The Company has provided and continues to provide all requested documents to the SEC. The Company has not received any further updates from the SEC regarding the status of this matter.

In early November 2005, Bloomberg Magazine published a feature article on the drug development services industry. The article contained critical allegations about the Company’s Miami facility. Following publication of the article, the United States Senate Finance Committee (“Committee”) requested documents from the Company and requested to interview two former employees, including the former chairman of the board and president. The Company voluntarily provided documents to the Committee and these two former employees met with the Staff of the Committee. On February 8, 2006, the Committee made another request for documents and information relating to, among other things, the Company’s standard operating procedures, former employees, the institutional review boards SFBC uses, and the SEC Staff inquiry discussed above. The Company has provided all requested documents to the Committee. Although the Committee has no direct regulatory authority over the Company, it does have the power to recommend legislation that could affect the Company’s industry. The Company cannot predict what, if any, legislation will be passed into law.

In July 2006, the Company’s chief executive officer met personally with the Staff of the Committee. The Staff of the Committee concluded the meeting by indicating that the Committee’s specific investigation into the Company has been closed, and the Committee had no further inquiries of the Company at this time. In addition, subsequent to that meeting, in August 2006, Senator Charles E. Grassley sent a letter to the Company’s chief executive officer thanking SFBC for the Company’s cooperation with the Committee. However, Senator Grassley

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

maintained that he will continue to work ardently to make certain that the industry and the FDA are doing their job of protecting clinical trial subjects.

In January 2006, the owner of the land upon which a portion of the Company’s Miami Facility is located commenced an action against the Company seeking a judgment declaring that SFBC breached the Company’s land lease with the owner. The complaint alleged that the defaults include issues alleged in the Bloomberg Magazine article, the structural and building issues raised by the Miami-Dade Building Department where the Miami facility is situated, the pending Securities and Exchange Commission Staff inquiry and failure to maintain insurance naming the owner as a co-insured. The Company denied that the allegations in the complaint constituted defaults under the lease, and asserted multiple defenses including that to forfeit the leasehold at the time with approximately 40 years remaining on the lease would be inequitable. In July 2006, the Company reached an agreement with East Bay Corporation (“East Bay”), to settle all pending litigation regarding the land lease at the Company’s Miami facility. See “Note 10. Subsequent Events.”

Beginning in late December 2005, a number of class action lawsuits have been filed in the United States District Court for the Southern District of Florida and the United States District Court for the District of New Jersey alleging that SFBC and certain of its current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder (the “Federal Securities Actions”). The Company was served notice of these lawsuits in early January 2006. The Federal Securities Actions allege that the defendants misrepresented the Company’s business conditions, prospects and financial results and failed to disclose the Company’s allegedly improper and reckless business practices, such as improper recruiting practices and mismanagement of clinical trials. The Federal Securities Actions purport to have been brought by one of two proposed classes – those who purchased the Company’s common stock from August 4, 2003 through December 15, 2005 or from February 17, 2004 through December 15, 2005. On June 21, 2006, the Judicial Panel for Multidistrict Litigation transferred all of the Federal Securities Actions for pre-trial proceedings in the District of New Jersey. The Company intends to vigorously defend itself against these class actions. Based on the information currently available, management does not believe that these lawsuits will have a material adverse effect on the financial condition, results of operations or the Company’s business. However, as the outcome of the matters is difficult to predict, significant changes in the estimated exposures could occur.

Beginning in late December 2005, five stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida, the United States Court for the District of New Jersey against certain of the Company’s current and former officers and directors, as well as SFBC (as a nominal defendant) for alleged violations of state and federal law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, disgorgement under the Sarbanes-Oxley Act of 2002 and violation of Section 14(a) of the Securities Exchange Act of 1934 (the “Federal Derivative Actions”). The Company was served notice of these lawsuits in early January 2006. The Federal Derivative Actions allege that the individual defendants misrepresented and engaged in a conspiracy to misrepresent the Company’s business condition, prospects and financial results, failed to disclose the Company’s allegedly improper and reckless business practices, such as mismanagement of clinical trials and mistreatment of research participants, used the Company’s artificially inflated stock to acquire other companies and complete public offerings and engaged in illegal insider trading. On June 21, 2006, the Judicial Panel for Multidistrict Litigation transferred the Federal Securities Actions pursuant to 28 U.S.C. § 1407 for pre-trial proceedings in the District of New Jersey. The plaintiffs in the Federal Derivative Actions have requested on an unopposed basis that all of the Federal Derivative Actions be consolidated in the District of New Jersey. Beginning in late January 2006, two substantially similar derivative actions were filed in Florida Circuit Court (the “Florida Circuit Court Derivative Actions”). Following the decision of the Judicial Panel for Multidistrict Litigation and the agreement to consolidate all of the Federal Derivative Actions in the District of New Jersey, the plaintiffs in the Florida Circuit Court Derivative Actions entered an order staying their cases pending final resolution of the Federal Derivative Actions. The individuals named as defendants in these derivative actions intend to vigorously defend against the lawsuits. Based on the information currently available, management does not believe that the lawsuits will have a material adverse effect on the financial condition, results of operations or the Company’s business. However, as the outcome of these matters is difficult to predict, significant changes in the estimated exposures could occur.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

On March 21, 2006, another law firm made a demand for documents pursuant to Section 220 of the Delaware Code on behalf of an alleged shareholder (the “Demand”). The Demand was purportedly made to investigate potential wrongdoing, mismanagement or breaches of fiduciary duties by the Company’s board of directors in connection with clinical trials and financial reporting since January 1, 2003 and take action on behalf of the Company in the event that the board did not discharge its fiduciary duties. Additionally, the demand was purportedly brought to assess the impartiality of the board of directors to consider a demand to take action on behalf of the Company. The Demand sought certain meeting minutes of the board of directors and documents concerning the Company’s board of directors, financial statements, financial data reporting procedures and controls, auditing procedures and controls, recruitment and retention of clinical trial participants, clinical trials in Florida and Montreal, the Bloomberg Magazine articles, any internal investigation relating to the foregoing. Additionally, the Demand requested all documents requested by or provided to the Committee or United States Food and Drug Administration (the “FDA”), or United States Department of Justice. On May 12, 2006, the Company agreed to provide documents in response to the demand subject to an agreement narrowing the scope of the requests, ensuring the confidentiality of the documents, and limiting use the documents to the purposes articulated in the Demand. No such agreements have been finalized. Legal fees incurred in connection with the Demand could have a material adverse effect on future profitability. The Demand may also result in additional derivative litigation.

On May 17, 2006, the Miami-Dade County Unsafe Structures Board (the “USB”) failed to issue an extension for reviewing the plans submitted by the Company related to its planned structural improvements to the Miami facility. On June 19, 2006, the Company filed both a petition to reverse the USB’s demolition order and an emergency motion to stay the order during the pendency of the appellate proceedings. Under the USB’s order, the Company had 60 days from May 17, 2006 in which it needed to both demolish and clean up the debris of its Miami facility. On June 28, 2006, the Company learned that the Circuit Court for the 11th Judicial Circuit for Miami-Dade County Florida, Appellate Division granted the Company’s motion to stay the demolition order for its Miami facility pending the outcome of the appellate proceedings. In June 2006, the Company filed a motion and brief with the Circuit Court and a response brief was subsequently filed by Miami-Dade County. The Company has until August 28, 2006 to file a reply to the response brief. The stay will remain in effect until the appeal is resolved

The Company continues to work with Miami-Dade County to resolve the issue; however, the Company has discontinued the Company’s operations at the Company’s Miami facility, and expects to vacate the facility entirely in the very near future, possibly prior to the court hearing the motions.

Employment Agreements

The Company has entered into written employment agreements with certain of its executive officers which expire at different times in 2007-2009. The agreements provide the employees with an annual salary and other benefits. They are eligible to receive grants of RSU’s, options or other equity incentives and annual bonuses, subject to the approval of SFBC’s Compensation Committee. Additionally, the written agreements also provide the employees with an option to terminate their agreement and receive lump sum payments, as defined in the respective agreements, if there is a change in control of the Company or if they are terminated without cause.

As of December 31, 2005, the Company entered into severance agreements with its then chief executive officer and president who each resigned as of that date. The Company paid these two executive officers approximately $3.8 million, one-half of which was received by them in early 2006 and the balance was placed into the trust account of counsel to the Company and disbursed on June 30, 2006 without the Company making any claims against the proceeds held in the trust account. The former executives also agreed to a two-year non-compete and to maintain confidentiality for such period. As a result of entering into the severance agreements in lieu of terminating these executives without cause, the 31,826 RSU’s held by them and unvested options expired.

In connection with the appointment of Jeffrey P. McMullen to serve as president and chief executive officer of the Company, on May 9, 2006, the Compensation Committee of the Company negotiated and approved the terms of a new employment agreement for Mr. McMullen. The employment agreement was executed on June 30, 2006 and is effective as of January 1, 2006 with a term of three years, and the other material terms of the employment agreement are as follows:

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

•

Long-term incentives consisting of time-based and performance-based grants of RSU’s as follows: Mr. McMullen is granted 62,461 RSU’s on June 30, 2006 with 10,411 RSUs vesting on June 30, 2006, subject to employment with SFBC on such date and 10,410 RSUs vesting on each of December 31st and June 30th during the remainder of the term of the employment agreement, subject to employment with SFBC on the applicable vesting date. Such RSUs shall be delivered to Mr. McMullen as they vest. Mr. McMullen also received a grant of 60,000 RSUs on June 30, 2006 which shall vest only if SFBC meets or exceeds non-GAAP earnings per share target for 2008. Non-GAAP earnings are defined as GAAP earnings, plus amortization of intangibles and equity compensation expense under Statement 123R. If the 2008 non-GAAP earnings per share target is met, the RSUs shall vest and the 60,000 RSUs shall all be delivered to Mr. McMullen promptly upon filing the Form 10-K of SFBC with the Securities and Exchange Commission for the year ended December 31, 2008. In consideration of the foregoing grants of RSUs, Mr. McMullen has agreed to surrender options to purchase 135,000 shares of common stock previously granted to him in December 2004;

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

Employee Stock Purchase Plan and PharmaNet 401(k) Plan

On June 21, 2004, SFBC’s stockholders approved the 2004 Employee Stock Purchase Plan (the “ESPP”) permitting eligible participants (excluding executive officers) to purchase up to 150,000 shares of our common stock. The ESPP permits employees who are employed for at least 20 hours per week and who have been so employed for at least three months continuously by SFBC or one of its designated subsidiaries the option of purchasing common stock from SFBC at a 15% discount from the lower of the fair market value of such shares at the beginning of an offering period or the fair market value of such shares at the end of the offering period. Each offering period (except the initial period) is six months. Each eligible employee is granted an option to purchase such shares at the beginning of each offering period. In May 2005, SFBC’s stockholders approved an amendment to the ESPP which increased the total number of shares of our common stock available under the ESPP to 250,000 shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. As of June 30, 2006 and December 31, 2005, there were 138,909 shares and 55,039 shares, respectively, issued under the ESPP. The ESPP follows IRS guidelines for eligibility.

The Company offers a 401(k) plan to its employees with annual matching contributions. The contribution level on the Company match is determined by the Company’s Board of Directors, and vest ratably over a three-year period. Company matching contributions for all employees for each of the three years ended December 31, 2005, 2004, and 2003 were approximately $0.5 million, $0.5 million, and $0.1 million, respectively. PharmaNet has offered a 401(k) plan to its U.S. employees. PharmaNet made matching contributions of approximately $1.6 million

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

to the plan in 2005. PharmaNet has also provided defined contribution plans for employees of certain foreign subsidiaries with aggregate contributions of approximately $1.3 million in 2005. The Company’s intent is to merge the plans. Effective December 31, 2005, the PharmaNet 401(k) plan was amended to provide that it will accept no further plan contributions. After such date, PharmaNet employees are eligible to participate in the Company’s 401(k) plan. During 2005, the Company discovered that the PharmaNet 401(k) plan may have sustained certain operational defects. The primary issue relates to certain individuals who previously had a portion of their 401(k) plan account balances invested in PharmaNet stock. This form of investment dates back to 1998 and the stock fund was liquidated upon the merger of PharmaNet with the Company in December 2004. During the years that the PharmaNet 401(k) plan held PharmaNet stock, PharmaNet valued the closely held employer stock periodically, but generally not more frequently than semiannually. Because there were purchases and sales of PharmaNet stock on a more frequent basis, there is a question as to whether such transactions were for fair market value. It is possible that the PharmaNet 401(k) plan may have paid PharmaNet an amount greater than fair market value for its stock or sold back stock to PharmaNet at an amount less than fair market value, resulting in reduced values of participants’ accounts. The PharmaNet stock value was determined by the board of directors periodically using procedures that they believed were reasonable. It should also be noted that the PharmaNet 401(k) plan document required daily valuation of all plan assets. As a result of this provision and at least one other 401(k) plan provision, it appears that the PharmaNet plan was not operated in accordance with its plan document. PharmaNet has applied with the Internal Revenue Service to correct these 401(k) plan defects and expects to similarly apply to the Department of Labor. This process may result in a substantial liability by PharmaNet to its plan participants as well as related costs. As of June 30, 2006, the Company has accrued approximately $0.5 million related to this matter. However, this amount represents an estimate, and as the outcome of this matter is difficult to predict, significant changes in the estimated exposure could occur.

Currently the Company’s Canadian operation is contractually committed to build a 150,000 sq. ft. construction project which has commenced construction and is estimated to cost approximately $25.0 million. To date the Company has expended approximately $6.4 million of the total estimated $25.0 million on the project. For the past few months the Company has been involved in discussions regarding a sale-leaseback arrangement which would relieve the Company of its remaining commitment and would result in a cash refund or a future rent credit for a portion of the funds it has already spent on the project. These discussions were delayed when the Company announced its intention to discontinue operations in Florida in May 2006. The Company intends to accelerate these discussions in the immediate future. There can be no assurances that the Company will be successful in negotiating a sale-leaseback.

NOTE 7. SECONDARY PUBLIC OFFERING

On March 15, 2005, the Company and certain executive officers of the Company sold 3,500,000 shares of SFBC common stock at $38.00 per share. The Company sold 3,078,000 shares; and the executive officers sold 422,000 shares. In addition, SFBC granted the underwriters an option to purchase up to an additional 525,000 shares of common stock to cover over-allotments, which was not exercised. The net proceeds to SFBC from the offering after expenses were approximately $108.2 million, of which SFBC used $70.0 million to repay a portion of its outstanding term loan under its credit facility on March 17, 2005 and an additional $38.0 million of offering proceeds to repay the line of credit in conjunction with the amendment of the credit facility in June 2005. The Company incurred a non-cash charge of approximately $3.3 million related to the write-off of deferred charges due to repayments on the term loan in 2005.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

NOTE 8. SEGMENT INFORMATION

Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Effective the year ended December 31, 2005, with a change in the Company’s chief executive officer, SFBC has initiated reporting our results of operations in two segments – early stage clinical development and late stage clinical development. Early stage clinical development consists primarily of our Phase I clinical trial facilities, our bioanalytical laboratories and our clinical laboratories. Late stage clinical development consists of PharmaNet, which primarily provides Phase II through Phase IV services, including clinical operations, data management and biostatistics, regulatory, medical and scientific affairs and consulting. As referenced throughout this Report, prior and current year financial results have been revised to exclude discontinued operations consisting of the SFBC Miami and SFBC Ft. Myers early stage entities. Segment information for the three months ended June 30, 2006 and 2005 is as follows:

	Early Stage Development	Late Stage Development	Other Reconciling Items(1)	Total
Direct revenue
2006	$23,452,292	$49,385,083	$—	$72,837,375
2005	$22,512,528	$39,145,949	$—	$61,658,477

Depreciation and amortization
2006	$1,789,764	$1,917,329	$—	$3,707,093
2005	$1,620,973	$1,965,416	$—	$3,586,389

Goodwill impairment
2006	$7,873,000	$—	$—	$7,873,000
2005	$—	$—	$—	$—

Earnings (loss) from continuing operations
2006	$(8,132,752)	$7,821,640	$(6,254,568)	$(6,565,680)
2005	$2,914,382	$3,993,508	$(2,952,947)	$3, 954,943

Interest income
2006	$71,651	$343,928	$135,446	$551,025
2005	$(7,315)	$23,330	$140,761	$156,776

Interest expense
2006	$92,649	$77,721	$2,809,491	$2,979,861
2005	$706,987	$4,039	$2,341,855	$3,052,881

Total assets
2006	$121,712,371	$391,098,475	$30,229,816	$543,040,662	(2)
2005	$118,035,279	$331,973,499	$54,877,534	$504,886,312
Capital additions
2006	$3,783,929	$2,538,431	$—	$6,322,360
2005	$2,683,839	$1,597,021	$—	$4,235,860

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Segment information for the six months ended on June 30, 2006 and 2005 is as follows:

	Early Stage Development	Late Stage Development	Other Reconciling Items(1)	Total
Direct revenue
2006	$50,782,847	$96,478,522	$—	$147,261,369
2005	$46,043,090	$75,120,034	$—	$121,163,124

Depreciation and amortization
2006	$3,579,463	$3,804,748	$—	$7,384,211
2005	$3,200,667	$4,180,789	$—	$7,381,456

Goodwill impairment
2006	$7,873,000	$—	$—	$7,873,000
2005	$—	$—	$—	$—

Earnings (loss) from continuing operations
2006	$(4,369,138)	$15,434,509	$(11,394,404)	$(329,033)
2005	$6,186,212	$7,240,202	$(4,785,476)	$8,640,938

Interest income
2006	$138,393	$453,828	$304,282	$896,503
2005	$183,196	$102,022	$269,114	$554,332

Interest expense
2006	$186,066	$77,983	$4,492,053	$4,756,102
2005	$1,676,089	$9,245	$6,878,630	$8,563,964

Total assets
2006	$121,712,371	$391,098,475	$30,229,816	$543,040,662	(2)
2005	$118,035,279	$331,973,499	$54,877,534	$504,886,312
Capital additions
2006	$6,135,475	$4,399,761	$—	$10,535,236
2005	$4,063,302	$2,729,903	$—	$6,793,205

———————

(1)

Represents corporate allocations.

(2)

Excludes assets of discontinued operations.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

NOTE 9. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2005 one employee related to our former chief executive officer, one employee related to our former president and two employees related to our then executive vice president of clinical operations were paid a total of approximately $0.2 million. These latter two employees, whose combined annual salaries equal approximately $0.1 million, terminated their employment with SFBC in April and May 2006, respectively. Additionally, our former vice president of legal affairs (who was not an executive officer) controlled companies and an individual that provided services to or received personal benefits from the Company and received $0.2 million for the year ended December 31, 2005. All of these services were discontinued as of December 31, 2005.

Related party transactions for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Salaries and benefits	$34,027	$78,977	$58,277	$157,953
Contract labor	—	34,053	—	56,367
	$34,027	$113,030	$58,277	$214,320

Loans Receivable from Officers/Stockholders

In connection with the acquisition of KeyStone Analytical Laboratories, Inc. (“KAL”), now known as SFBC Analytical Laboratories, Inc., the Company entered into a five-year employment agreement with the former president of KAL. The agreement provides for, among other things, a loan of $1.0 million repayable in equal installments of approximately $0.2 million plus interest of 4.45% per annum on each August 20 commencing in 2002, which is secured by a portion of the common stock issued to the employee. Provided that the employee serves on a full-time basis, as defined, the Company will annually forgive approximately $0.2 million of the outstanding principal balance and accrued interest until the note is fully satisfied. In that regard, the Company is amortizing the note and accrued interest receivable to salaries expense on a straight-line basis over a five-year period. Since the former president of KAL was employed on August 20, 2005 (and continues to be employed) the approximately $0.2 million payment of the note along with the accrued interest was forgiven in August 2005. All of the remaining approximately $0.2 million loan balance as well as the related accrued interest is reflected as a current asset as of June 30, 2006. Interest income related to this loan for the three months ended June 30, 2006 and 2005 was $2,466 and $4,932, respectively and $4,959 and $9,863, respectively, for the six months ended June 30, 2006 and 2005.

Note Receivable from Minority Interest

In December 2005, the Company entered into a five-year promissory note with Novatia, LLC, in which its subsidiary, Taylor Technology, owns a 25% interest. The agreement provides for a note of approximately $0.2 million with interest rate of 6% per annum repayable in monthly payments of approximately $4,156 for 59 months. A loan balance of approximately $0.2 million is reflected in other assets as of June 30, 2006.

NOTE 10. SUBSEQUENT EVENTS

In July 2006, the Company reached an agreement with East Bay Corporation (“East Bay”), to settle all pending litigation regarding the land lease at SFBC’s Miami facility. The terms of the settlement include the cancellation of the existing land lease. Additionally, if East Bay’s parcel is sold or re-leased to a third party anytime within the next four years, SFBC will receive six percent of East Bay’s net proceeds. This settlement does not impact the adjacent parcel of land SFBC acquired in the first quarter of 2005. Including this adjacent parcel of land, SFBC owns approximately 56% of the land area at 11190 Biscayne Boulevard, where the Company’s Miami facility is located. East Bay continues to own the remaining 44%. As required under the existing covenants of the Company’s credit facility, any proceeds received from the sale of these properties in excess of $0.5 million will be used to pay down the amount outstanding under the Company’s credit facility.

SFBC INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(UNAUDITED)

Recently, in July 2006, our chief executive officer met personally with the Staff of the Committee. The Staff of the Committee concluded the meeting by indicating that the Committee’s specific investigation into our company has been closed, and the Committee had no further inquiries of us at this time. In addition, subsequent to that meeting, in August 2006, Senator Charles E. Grassley sent a letter to our chief executive officer thanking us for our cooperation with the Committee. However, Senator Grassley maintained that he will continue to work ardently to make certain that the industry and the FDA are doing their job of protecting clinical trial subjects.

Item 2.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005.

Due to the Board of Directors’ decision in May 2006 to discontinue operations in Florida, all financial results in this Report reflect our continuing operations only, unless otherwise stated. See “Note 3. Discontinued Operations.” Certain prior period amounts have been revised as a result of the discontinued operations.

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

Overview

We are a leading global drug development services company, providing a broad range of both early and late-stage clinical drug development services to branded pharmaceutical, biotechnology, generic drug, and medical device companies around the world. We have conducted clinical trials on many leading drugs. Effective with the year ended December 31, 2005, we have initiated reporting the results of our operations in two clinical development segments: early-stage and late-stage. Early-stage consists primarily of our Anapharm Phase I generic clinical trial facilities, SFBC Taylor (“Taylor”) and other bioanalytical laboratories. Additionally, our early stage business provides data management and biostatistcal services. Late-stage consists of, PharmaNet, which primarily provides global Phase II through Phase IV services.

We operate two Phase I clinical trial facilities, in Quebec City and Montreal in Canada, which have approximately 318 beds. We plan to open a third early-stage facility in Toronto, Canada during the first quarter of 2007. We had intended to move into this facility during the 3rd quarter of 2006, but have been unable to obtain an occupancy permit. We continue working with Toronto officials to design the clinical facility to meet their requirements; however, there can be no assurances that we will be successful in obtaining the required occupancy certificate. Additionally, we intend to move our Quebec City clinical trials facility, administrative offices and bioanalytical laboratory to a new state-of-the-art facility in Quebec City in the first quarter of 2007. Our early-stage Canadian operations accounted for approximately 27% of our 2006 consolidated direct revenue for the six-month period ended June 30, 2006, compared to 31% in 2005. These facilities primarily service the generic industry. In May 2006, our Board of Directors decided to discontinue our early-stage operations in Florida (see “Note 3. Discontinued Operations.”) As a result of discontinuing operations, we no longer have any Phase I clinical facilities in the U. S.

We provide bioanalytical services, including early clinical pharmacology, through our five bioanalytical laboratories, located in Philadelphia, Pennsylvania; Princeton, New Jersey; Quebec City and Toronto, Canada; and Barcelona, Spain, where we are a 49% joint venture partner.

Through PharmaNet, we offer late-stage clinical development services. PharmaNet accounted for approximately 47% of our direct revenue in 2005. We expect this percentage to increase significantly in 2006 to approximately 60%-65% primarily as the result of the material decline in our early-stage business revenue due to the discontinuation of early-stage operations in the U. S. and to a lesser extent a projected decline in revenues at Anapharm over 2005 levels. For the six months ended June 30, 2006, PharmaNet accounts for approximately 68% of our direct revenue. We now provide late-stage clinical development and related services through a network of more than 25 offices. Our global platform facilitates optimal site selection, timely patient recruitment, and the efficient conduct of complex worldwide clinical trials. We believe that we have strong late-stage development expertise in most therapeutic areas, including oncology, neuroscience, cardiovascular and infectious disease. In our late-stage business, we also use a full line of proprietary software products specifically designed to support clinical development activities. These web-based products, which we believe comply with the FDA, and international guidelines and regulations governing the conduct of clinical trials, facilitate the collection, management, and reporting of clinical trial information. To date, net revenue derived from these products has not been material.

Our revenue consists primarily of fees earned for services performed under contracts with branded pharmaceutical, biotechnology, and generic drug company clients. Typically, a portion of our contract fee is due upon signing of the contract, and the majority of the contract fee is paid in installments upon the achievement of certain agreed-upon performance milestones or based upon actual hours worked at standard billing rates. Because PharmaNet’s contracts are generally larger and longer in duration, it typically receives larger advance payments. Our contracts are generally terminable immediately or after a specified period following notice by the client. These contracts usually require payment to us of: expenses to wind down a study, fees earned to date, and, in some cases, a termination fee.

Historically, we have not experienced significant terminations of contracts in progress in our early-stage business. PharmaNet, whose trials are primarily late stage, typically performs services under long-term contracts. Late-stage contracts are subject to a greater risk of delay or cancellation. We report revenue line items consisting of direct revenue and reimbursed out-of-pockets, together with an expense-line item for reimbursable out-of-pocket expenses, which consists of travel and other expenses for which we are reimbursed by our clients. We record our recurring operating expenses in two primary categories:

(1)

direct costs

(2)

selling, general and administrative expenses.

Direct costs consist primarily of participant fees and associated expenses, direct labor (in the case of PharmaNet, all payroll-related costs) and other costs and materials directly related to contracts. Direct costs as a percentage of direct revenue vary from period to period due to the varying mix of contracts and services performed. Selling, general and administrative costs consist primarily of administrative payroll and overhead, advertising and public relations expense, facilities costs, legal and accounting expenses, travel, depreciation and amortization related to amortizable intangibles.

The gross profit margins on our contracts vary depending upon the nature of the services we perform for our clients. Historically, gross margins for our early stage clinical development trials and bioanalytical services generally tend to be higher than those for our late stage trials management and other services that we perform. With our Florida operations being discontinued, the gross margins for the late-stage segment are now higher than the early-stage segment, which is now comprised primarily of generic drug clients and bioanalytical services. Within our early-stage segment, gross margins for bioanalytical services provided to branded drug companies tended to be higher than those for generic drug clients. In addition, our gross profit margins will vary based upon our mix of domestic and international business. Gross margins are calculated by subtracting direct costs from direct revenue. Gross profit margins are calculated by dividing the gross margin, excluding reimbursed out-of-pockets, by direct revenue.

Our effective tax rates for the three and six month periods ended June 30, 2006 were a benefit of 66.5% and 98.0% respectively compared to a benefit of (4.8%) and (4.8%) respectively for the three and six month periods ended June 30, 2005 . Our tax rates decreased significantly for both the three and six month periods due to the higher losses in U.S. operations and lower than expected profits at Anapharm. Additionally, in the three month period ended June 30, 2006, we recorded a tax deductible goodwill impairment charge of approximately $7.9 million at CPS and a one-time tax deductible write-down of approximately $1.2 million in deferred financing costs due to a reduction in size of our credit facility. This substantially increased our U.S. losses subject to the statutory 35% rate. Our future effective tax rate will primarily be dependent on the relative amount of the pre-tax earnings contribution of our domestic and foreign operations. Our foreign operations at PharmaNet and Anapharm operate in jurisdictions where the effective tax rate is significantly lower than the U.S. statutory rate.

Discontinued Operations

In connection with the Board’s decision to discontinue our Florida operations, and in accordance with generally accepted accounting principles, we incurred for the three months ended June 30, 2006, the following cash and non-cash costs related to the discontinued operations: (i) approximately $11.0 million of non-cash costs related to the write-down of our Miami facilities; (ii) approximately $4.6 million of non-cash costs related to the write-down of fixed assets which were located at our South Florida facilities; (iii) an accrual of approximately $2.6 million related to separation payments made to certain employees (approximately $0.3 million of which already had been paid as of August 4, 2006); (iv) an accrual of $1.0 million earnout to be paid one half in stock and one half in cash in mid-August 2006 in connection with a previously acquired business (now a discontinued operation), which was due pursuant to the terms of the acquisition agreement; (v) an accrual of approximately $0.7 million reserved in connection with the estimated costs to demolish the Miami facility; (vi) approximately $1.1 million reserved in connection with certain service agreements for office equipment; and (vii) approximately $6.0 million for operating losses incurred from discontinued operations as of June 30, 2006.

As part of the foregoing amounts, we expect to incur the following cash expenditures in connection with our discontinued operations: (i) approximately $2.3 million remaining to be paid over a period of time for the separation payments made to employees; (ii) approximately $0.7 million in connection with costs to demolish the Miami facility; and (iii) approximately $1.0 million to be paid over time in connection with the potential early termination of certain service agreements for office equipment. These cash expenditures are included in the amounts set forth above and are also included in the loss from discontinued operations, net of income taxes as of June 30, 2006 as disclosed by us.

In addition to these amounts, we expect to incur the following additional estimated amounts relating to potential issues associated with our discontinued operations: (i) approximately $2.0 million for general and administrative expenses which are expected to be incurred through December 31, 2006; (ii) the potential uncollectibility of certain accounts receivable from discontinued operations (our current outstanding accounts receivable from discontinued operations as of August 2, 2006 is approximately $8.9 million, and we have reserved approximately $1.0 million of this amount ); and (iii) in order to obtain a demolition permit for the Miami building, we are required to complete an environmental study on the building. We are currently undertaking this study, and the outcome of which may not be known for approximately two weeks. The demolition costs of approximately $0.7 million do not include amounts for environmental contingencies, if any.

The foregoing amounts are our current good faith estimates and are subject to change depending on actual amounts. We will update this disclosure as soon as more information becomes available.

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

Results of Operations

The following table summarizes our results of continuing operations for the three and six months ended June 30, 2006 and 2005. With the exception of the tax rate, all percentages calculated are ratios of direct revenue.

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
			(Revised)				(Revised)
Direct revenue	$72,837,375	100.0%	$61,658,477	100.0%	$147,261,369	100.0%	$121,163,124	100.0%
Reimbursed out-of-pockets	23,806,956	32.7%	24,025,879	39.0%	52,883,741	35.9%	43,487,687	35.9%
Total net revenue	96,644,331		85,684,356		200,145,110		164,650,811
Costs and expenses:
Direct costs	44,785,489	61.5%	35,830,735	58.1%	90,114,151	61.2%	71,990,647	59.4%
Reimbursable out-of-pockets	23,806,956	32.7%	24,025,331	39.0%	52,883,741	35.9%	43,487,687	35.9%
Selling, general and administrative expenses	26,744,566	36.7%	21,873,347	35.5%	49,603,251	33.7%	40,531,539	33.5%
Impairment of goodwill	7,873,000	10.8%	—	0.0%	7,873,000	5.3%	—	0.0%
Gross profit margins	28,051,886	38.5%	25,827,742	41.8%	57,147,218	38.8%	49,172,477	40.5%
Earnings (loss) from operations	(6,565,680)	(9.0%)	3,954,943	6.4%	(329,033)	(0.2%)	8,640,938	7.1%
Earnings (loss) before taxes and minority interest	(10,822,759)	(14.9%)	1,753,349	2.8%	(6,543,443)	(4.4%)	1,525,823	1.3%
Income tax (benefit)	(7,199,438)	66.5%	(84,484)	(4.8%)	(6,413,223)	98.0%	(73,521)	(4.8%)
Minority interest in joint venture	105,177	0.1%	116,583	0.2%	293,963	0.2%	174,265	0.1%
Net earnings (loss) from continuing operations	$(3,728,498)	(5.1%)	$1,721,250	2.8%	$(424,183)	(0.3%)	$1,425,079	1.2%
Earnings (loss) per share:
Basic	$(0.21)		$0.09		$(0.02)		$0.08
Diluted	$(0.21)		$0.09		$(0.02)		$0.08

Revenue

Our net revenue (including reimbursed out of pocket expenses) was approximately $96.6 million and $200.1 million for the three and six months period ended June 30, 2006, respectively, compared to $85.7 million and $164.7 million for the corresponding quarter ended June 30, 2005. This represents an increase of 12.8% and 21.6% for the three and six month periods ended June 30, 2006 compared to the same period in 2005, respectively. The increase in both the three and six month periods is primarily attributable to an increase in revenues in our late-stage business.

For the three month period ended June 30, 2006, direct revenue from U.S. operations was approximately $35.0 million and $37.8 million from foreign operations compared to $29.5 million from our U.S. operations and $32.2 from foreign operations for the same period in 2005. For the six months ended June 30, 2006, direct revenue was approximately $70.0 million from the U.S. operations and approximately $77.3 from foreign operations compared to approximately $58.3 million from our U.S. operations and approximately $62.9 million for the same period in 2005. The increase in direct revenue for both U.S. and foreign operations for 2006 compared to the same period in 2005 is primarily due to a significant increase in revenues in our late-stage business offset to a lesser extent by a decrease in our early stage business.

Direct Costs

Direct costs as a percentage of revenue increased to 61.5% for the three months ended June 30, 2006 compared to 58.1% for the same period in 2005. For the six months ended June 30, 2006, direct costs as a percentage of revenue increased to 61.2% from 59.4% for the same period in 2005. The increase in direct costs as a percentage of direct revenue is primarily related to our early stage operations. For the three and six month periods ended June 30, 2006, we experienced a shift in our business at Anapharm to more clinical work compared to bioanalytical work as a percentage of their overall business. Direct costs as a percentage of revenue is higher in our clinical operations than in the bioanalytical operations at Anapharm. Additionally, Anapharm experienced more pricing pressure as a result of industry competition. Both of these factors increased Anapharm’s direct costs as a percentage of revenue. These trends are expected to continue for the immediate future. Additionally, direct costs, which is comprised primarily of labor cost, at our Taylor  bioanalytical subsidiary were significantly higher as a percentage of revenue than anticipated due to lower than expected revenues. During the three month period ended June 30, 2006, Anapharm recorded a liability of approximately $0.6 million to cover the expected direct costs of repeating work due to new research findings by Anapharm on one of its assay methods. We consider the repeat of this work to be a non-recurring event.

Gross Profit Margins

Our gross profit margins as a percentage of direct revenue decreased to 38.5% and 38.8% from 41.8% and 40.5% for the three and six month period ended June 30, 2006, compared to the same periods in the prior year. Since we perform a wide variety of services, all of which carry different gross margins, our future margins will vary from quarter-to-quarter, and year-to-year based upon the mix of these contracts, our capacity levels at the time we begin the projects and the amount of revenue generated for each type of service we perform. Even within category types, the amount of gross margins generated might vary due to the unique nature and size of each contract and project we undertake. This could impact our future profit margins and profit comparisons to historical levels. During the period ended June 30, 2006, the early stage segment had higher than expected direct costs resulting in lower profit margins than historic levels.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses or SG&A expenses increased to approximately $26.7 million for the three month period ended June 30, 2006 compared to $21.9 million for the same period in the prior year. For the six months ended June 30, 2006, our SG&A expenses were $49.6 million as compared to $40.5 in 2005. As a percentage of direct revenue, our SG&A expenses increased to 36.7% for the quarter ended June 30, 2006 from 35.5% for the quarter ended June 30, 2005.

The increase in total SG&A expenses for the six month period ended June 30, 2006 compared to 2005 is primarily attributable to a significant increase in corporate fees of $6.6 million .Within the corporate fee category, legal and professional fees have increased approximately $2.6 million dollars primarily as a result of lawsuits and inquiries described throughout this Report. Additionally, within corporate fees, non-cash amortization expense of restricted shares and RSU’s increased $1.0 million above prior year levels. Also, due to the discontinuation of Florida operations, other corporate expenses are significantly higher than historic levels. In 2007, we expect a significant reduction in corporate expenses. Other SG&A expenses have increased due to expansion of our business, including additional administrative and other personnel costs, health and casualty insurance, increased sales, marketing, and business development efforts, amortization and depreciation expense and facility costs.

Interest income and expense

Our interest expense decreased to approximately $3.0 million and $4.8 million respectively for the three and six months ended June 30, 2006, compared to approximately $3.1 million and $8.6 million for the same periods ended June 30, 2005. This decrease in both periods is primarily due to substantially lower loan balances offset slightly by higher interest rates. Interest expense includes write-offs and amortization of deferred finance costs.

On March 15, 2005, we sold 3,500,000 shares of SFBC common stock at $38.00 per share. The net proceeds to SFBC from the offering after expenses were approximately $108.2 million, of which we used $70.0 million to repay a portion of our outstanding term loan under our credit facility, which significantly reduced future interest expense on the facility. As a result of the prepayment on this credit facility, we recorded a one-time, non-cash, finance charge of approximately $2.2 million during the three month period ended March 31, 2005.

At June 30, 2006, the balance outstanding under our credit facility was $17.0 million. The current interest rate on this variable rate facility is approximately 7.1% on the revolving line of credit. Based on this amount outstanding at June 30, 2006, and assuming that no principal payments are made and interest rates do not increase, the projected interest expense on the credit facility (and the fees paid on the unutilized portion of the credit facility) and convertible debt for the remainder of 2006 will be approximately $2.3 million. The remaining deferred financing costs of approximately $5.1 million relating to the convertible notes and remaining credit facility are being amortized over a period of between three and four years and are charged to interest expense. In May 2006, we agreed to permanently reduce the size of the credit facility from $90.0 million to $45.0 million. As a result of this reduction, we wrote-off approximately $1.2 million of deferred financing costs related to this credit facility in the second quarter of 2006.

Rather than purchasing its bioanalytical equipment for cash, Anapharm acquires its equipment under capital leases in order to take advantage of favorable Canadian tax credits, which exceed our interest expense on these leases. For the three and six month periods ended June 30, 2006, Anapharm incurred approximately $0.07 million and $0.1 million, respectively, in interest expense compared to approximately $0.07 million and $0.1 million, respectively, in the same periods in 2005.

For the three and six month periods ended June 30, 2006, we recorded approximately $0.6 million and $0.9 million, respectively, in interest income compared to approximately $0.2 million and $0.6 million for the same periods ended June 30, 2005, respectively.

Income tax expense (benefit)

Our effective tax rates for the three and six month periods ended June 30, 2006 were a benefit of 66.5% and 98.0% respectively compared to (4.8%) and (4.8%), respectively, for the three and six month periods ended June 30, 2005. Our tax rates decreased significantly for both the three and six month periods due to the higher losses in U.S. operations and lower than expected profits at Anapharm. Additionally, in the three month period ended June 30, 2006, we recorded a tax-deductible goodwill impairment charge of approximately $7.9 million at CPS and a one-time write-down of approximately $1.2 million in deferred financing costs due to a reduction in size of our credit facility. On an overall basis, our worldwide consolidated effective tax rate for continuing operations is significantly lower than U.S. tax rates. As a result of material losses from discontinued operations, we have generated a significant deferred tax asset that can be used to offset future income from U.S. operations. Anapharm, which is based in Quebec Canada, receives significant tax credits from the government of Canada for incurring research and development expenses. These credits have the effect of lowering our effective tax rate. PharmaNet operates both in the U.S. and in numerous different taxing jurisdictions worldwide, many with lower tax rates than the U.S. We expect (1) the nature of Anapharm’s business and the generation of significant tax credits to continue; and, (2) PharmaNet to continue generating a portion of their profits in taxing jurisdictions with lower effective tax rates than the U.S. There can be no assurance as to the future amount of Canadian tax credits on a quarterly or annual basis due to the mix of contracts and the related amounts of research and development activity. Nor can there be any assurance that PharmaNet’s foreign subsidiaries can contribute to pre-tax earnings on the same proportion from period to period. Our future effective tax rate will also be dependent upon our ability to generate sufficient profit levels at Anapharm to enable us to utilize these tax credits.

For the remainder of 2006, we expect our average effective tax rate to be between (17%) and (25%). The lower tax rate we anticipate for the balance of the year is primarily a result of the large projected losses due to ongoing corporate fees and interest expense in Florida for the remainder of the year, the low projected effective tax rate of Anapharm and a continued generation of substantial profits in PharmaNet operations outside of the U.S. where the statutory rates are significantly lower than the U.S.

Earnings (loss) Per Share

Net earnings (loss) from continuing operations decreased from income of $1.7 million and $1.4 million for the three and six month periods ended June 30, 2005, respectively, compared to a loss of $3.7 million and $0.4 million for the same period, respectively in 2006. On a diluted basis, our earnings per share decreased to a loss of $0.21 for the three months ended June 30, 2006 compared to earnings per share of $0.09 for the same period in 2005. The principal reasons for the decrease in net earnings in both the three and six month periods was an increase in earnings in our late stage segment, offset by lower than expected profits in our early stage segment at Taylor. Additionally in the three and six month periods ended June 30, 2006, we recorded a $7.9 million goodwill impairment charge at CPS, and a $1.2 million write-off of deferred financing costs related to the reduction of credit facility and a $0.6 million expense related to the Company repeating a number of studies due to new research findings with its assay methods.

Earnings per share for the quarter ended March 31, 2005 includes a one-time charge of approximately $2.2 million related to write-off of deferred financing costs due to the repayment of $70.0 million of our term loan. This write-off reduced diluted earning per share by approximately $0.10. Without this write-off, diluted earnings per share would have been $0.43. Additionally, as a result of the acquisition of Taylor Technology and PharmaNet, we began recording significantly larger amounts of non-cash amortization expense of intangible assets compared to historical levels. For the three and six month periods ended June 30, 2006, we recorded approximately $0.8 million and $1.6 million, respectively, in amortization expense compared to approximately $0.9 million and $2.0 million, respectively, for same period in 2005.

For the quarter ended June 30, 2006, we had 18,150,267 basic weighted average shares of common stock outstanding compared to 18,333,992 for the same period in 2005. For the six months ended June 30, 2006, we had 18,049,464 basic weighted average shares of common stock outstanding compared to 17,065,846 for the same period in 2005. The change is primarily attributable to the exercise of stock options offset by the repurchase of 606,300 treasury shares in November and December 2005. The weighted average number of shares outstanding used in computing earnings per share on a diluted basis decreased from 18,946,222 to 18,150,267 for the quarter ended June 30, 2006 as compared to the corresponding period in the prior year. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from 17,734,926 to 18,049,464 for the six months ended June 30, 2006 as compared to the corresponding period in the prior year. Throughout the balance of 2005, the 3,078,000 shares sold in the March 2005 public offering had an increasingly greater effect on the number of diluted shares outstanding. If our average common stock price exceeds $41.08 during a reporting period, we will be required to include additional shares in calculating the weighted average number of fully diluted shares due to our convertible notes. The amount of additional shares will be calculated comparable to the treasury method used for in-the-money stock options.

Liquidity and Capital Resources

For the six months ended June 30, 2006, net cash provided by continuing operating activities was $23.7 million in contrast to $3.8 million of net cash used in continuing operating activities for the corresponding period last year. The increase in cash flow provided by operating activities is primarily due to changes in operating assets and liabilities totaling $4.8 million through the first six months of 2006 as compared to net cash used totaling $17.1 million by the same category in 2005. The increase related to changes in operating assets and liabilities in the first six months of 2006 is primarily due to increases of $4.7 million in accrued liabilities and $9.5 million in advance payments from clients combined with a decrease of $2.6 million in prepaid and other current assets, offset by increases of $5.0 million in accounts receivable and $7.3 million in current and deferred income tax assets.

For the six months ended June 30, 2006, net cash used in investing activities was $7.6 million compared to $7.1 million used in investing activities for the corresponding period last year. During the six months ended June 30, 2006, we used approximately $10.1 million to purchase equipment as compared to $6.0 million to purchase equipment in the corresponding period last year. Additionally during the six months ended June 30, 2006, we received proceeds of $4.5 million from the redemption or sale of investments in marketable securities compared to proceeds received of $0.1 million in the corresponding period last year.

For the six months ended June 30, 2006, net cash provided by financing activities was $2.6 million compared to net cash provided by financing activities of $2.7 million in the corresponding period last year. During the six months ended June 30, 2006, we received $3.5 million in proceeds from stock option exercises and our employee stock purchase program as compared to $0.9 million in proceeds from option exercises and our employee stock purchase program in the corresponding period last year.

On December 22, 2004, we entered into a $160.0 million credit facility from a syndicate of banks arranged by UBS Securities LLC also referred to as the Bank. The facility consisted of a term loan in the amount of $120.0 million and a revolving line of credit in the maximum amount of $40.0 million. Borrowings under the facility provided a portion of the consideration used to acquire 100% of the stock of PharmaNet.

On March 15, 2005, our company and certain of our executive officers sold 3,500,000 shares of SFBC common stock at $38.00 per share. We sold 3,078,000 shares; and the executive officers sold 422,000 shares. In addition, SFBC granted the underwriters an option to purchase up to an additional 525,000 shares of common stock to cover over-allotments, which was not exercised. The net proceeds to us from the offering after expenses were approximately $108.2 million, of which we used $70.0 million to repay a portion of our outstanding term loan under our credit facility on March 17, 2005. We incurred a non-cash charge of approximately $2.2 million related to the write-off of deferred financing costs.

On June 14, 2005, we entered into an amended and restated credit facility. The amendment eliminated the term loan portion of the original facility and increased the amount of the revolving line of credit under the original facility from $40.0 million to $90.0 million. As a result of this amendment, we incurred a non-cash write-off of approximately $1.1 million in deferred loan costs. The amendment also gave us the ability to expand the facility through the addition of an unfunded $50.0 million accordion feature. The amended and restated credit facility matures in December 2009.

Prior to the amendment, we had approximately $49.0 million due under the term loan and $5.0 million due under the revolving credit portion of the facility. We used approximately $30.0 million of our existing cash, not including payment of accrued interest and closing costs, and borrowed $19.0 million under the revolving credit facility to repay the term loan. Since December 31, 2005, our outstanding balance under our revolving credit facility has been $17.0 million. Also prior to the amendment, the facility bore interest at the rate of 300 basis points above LIBOR for the term loan and 275 basis points above LIBOR for the revolving credit facility. Per the original agreement, we were required to make quarterly principal payments and, beginning January 1, 2006, sweep 50% of our excess cash flow, as defined, to reduce the principal balance of the term loan. Under the amended credit facility, the interest rate was reduced from 275 to 225 basis points above LIBOR, no principal payments are required until maturity in December 2009, and the excess cash flow sweep requirement was effectively eliminated.

Under the terms of the amended and restated credit facility, we must comply with certain restrictive covenants requiring us to maintain certain leverage, interest coverage and fixed charge coverage ratios and limiting our annual capital expenditures. The amendment contains certain covenants that restrict, or may have the effect of restricting, our payment of dividends.

On August 19, 2005, we amended our amended and restated credit facility dared June 14, 2005. We amended the definition of consolidated interest expense as a result of this first amendment.

On November 28, 2005, we again amended our amended and restated credit facility dated June 14, 2005. This second amendment provides us with the ability to repurchase up to $30.0 million of SFBC common stock on the open market. In connection with the second amendment, SFBC’s board of directors changed our stock buyback program from having the authorization to repurchase up to a maximum of 1 million of our common shares to having the authorization to repurchase up to an aggregate of $30.0 million of our common shares.

At December 31, 2005, SFBC was in default under provisions of its credit facility. It exceeded the allowable capital expenditure limitation by acquiring approximately $22.5 million of capital assets; the limit for 2005 was $21.0 million. Additionally, the $3.8 million of severance charges entered into effective on December 31, 2005 caused SFBC to violate certain debt covenants. The lenders waived all violations as of December 31, 2005 through March 31, 2006.

At March 31, 2006, SFBC was in default of the same covenants of its credit facility. On May 9, 2006, the lenders waived all covenant violations from March 31, 2006 through June 30, 2006. Concurrently as part of the waiver we agreed to reduce the credit facility from $90.0 million to $45.0 million. As a result of the reduced availability, we incurred a non-cash write-off of approximately $1.2 million of deferred financing costs during the period ending June 30, 2006.

On June 28, 2006, we entered into a Third Waiver and Amendment (the “Third Amendment”) to the Credit Agreement in which the Bank agreed to amend and waive certain sections of the Credit Agreement to include a waiver of all covenants set forth in the Credit Agreement that we currently do not meet effective until August 15, 2006. In connection with Asset Sales (as defined in the Credit Agreement), the pre-payment threshold was reduced from $2.5 million to $0.5 million. Accordingly, under the terms of the Third Amendment, all monies received by us in connection with Asset Sales which, in the aggregate, $0.5 million in any fiscal year shall be used to prepay the loan. From June 30, 2006 to August 15, 2006, the Applicable Margin (as defined in the Credit Agreement) with respect to Revolving Loans (as defined in the Credit Agreement) that are Eurodollar Loans (as defined in the Credit Agreement) were increased by 100 basis points to 3.00% and the Applicable Margin with respect to Revolving Loans that are Prime Rate Loans were increased by 100 basis points to 2.00%.

On August 11, 2006 we entered into a Fourth Waiver and Amendment (the “Fourth Amendment”) to the Credit Agreement in which the Bank agreed to amend and waive certain sections of the Credit Agreement to include a waiver of all covenants set forth in the Credit Agreement that we currently do not meet effective until September 29, 2006.

As consideration for the above, we agreed to pay to the Bank a fee for each of the Third Amendment and Fourth Amendment equal to 7.5 basis points of the total commitment under the Credit Agreement. Under the terms of the Third Amendment and Fourth Amendment, we may not borrow further under the facility.

During 2006, we expect to incur materially lower interest expense as a result of significantly lower outstanding loan balances. In order to reduce administrative charges on unutilized funds, which would be classified as part of interest expense,, we reduced the maximum borrowing capacity of our credit facility, which required us to write-off approximately $1.2 million in deferred financing charges in the second quarter of 2006.

In July 2006, we made a required payment of $0.4 million on our line of credit due to asset sales in connection with discontinued operations. This reduced our outstanding balance on the line of credit to $16.6 million.

On June 30, 2006 we had approximately $59.6 million in cash and marketable securities. During 2006 approximately 70-80% of these average cash balances have been in foreign jurisdictions. In the event the Company chooses to or is required to repatriate these overseas funds, the Company could incur a tax of as much as 35% on the repatriated funds, thus significantly reducing the net amount of funds that would be transferred to the U.S. In the event that we are unable to renegotiate an additional waiver or new covenants on our credit facilities by September 29th, we will be required to repay the $16.6 million currently outstanding on the line of credit. This would require us to repatriate funds as described which would have a material adverse impact on our liquidity and earnings due to the payment of additional taxes.

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

Previously, a significant component of our business strategy was to seek to make acquisitions that are accretive to earnings and meet certain operational requirements. Although our management continues to assess acquisition opportunities, its primary focus is on improving current operations. If we consummate any acquisitions, we expect to use our existing cash, our credit facility if an amendment is obtained and, if necessary, obtain additional debt or equity financing to fund any such acquisitions. In the event we are unable to amend our credit facility, it is unlikely we will be able to consummate any acquisitions. Except for stock to be issued in connection with the potential CPA earn-out described below, and restricted stock, RSU’s, employee options, and stock issued under our employee stock purchase plan we do not currently anticipate issuing any of our common stock during 2006.

In July 2005, we paid $5.5 million in additional merger consideration to former PharmaNet stockholders pursuant to our merger agreement with PharmaNet. The merger agreement provided that additional merger consideration was payable if working capital at the closing date, as determined, exceeded an agreed upon amount.

Under the terms of the acquisition agreement with SFBC, Taylor Technology shareholders were required to deliver $3.0 million in working capital, as defined, to SFBC. This amount was subject to a one-year measurement period subsequent to the July 2004 closing, to record adjustments, if any, to amounts delivered to SFBC in July 2004. On August 2, 2005 SFBC paid Taylor Technology shareholders approximately $0.6 million for delivering to SFBC working capital in excess of the $3.0 million level.

When we purchased the stock of Clinical Pharmacology Associates in August 2002, we agreed to pay its former shareholders up to $9.0 million in additional purchase consideration based upon the revenue of our Miami clinical trials facility into which Clinical Pharmacology was integrated. A total of $4.0 million was paid to them in each of August 2004 and 2005, one-half in cash and one-half in our common stock. As of June 30, 2006, we had accrued an additional payable on our balance sheet of $1.0 million due to former shareholders of Clinical Pharmacology Associates, Inc. payable in the third quarter of 2006, one-half in cash and one-half in common stock. This amount will be paid in mid-August of 2006.

When we purchased SFBC New Drug Services, Inc. in 2002, we agreed to pay the seller additional purchase consideration based upon SFBC New Drug Services’ future operating results over a three-year period commencing September 30, 2002. Although SFBC New Drug Services was profitable, except for approximately $0.5 million in guaranteed payments, we have not paid any additional purchase consideration. Beginning in 2005, we began tracking on a stand-alone basis the core business of that subsidiary as it existed as of the date of acquisition and PharmaNet began operating our Charlotte, North Carolina based late stage business. As a result, we entered into an amendment of our earn-out agreement. Based upon the profitability of the core business, we paid $2.0 million in April of 2006 to the former shareholders of NDS.

We anticipate spending between $6.0 million and $8.0 million in capital asset expenditures for the remainder 2006, consisting primarily of new bioanalytical equipment and maintenance capital expenditures This level of capital expenditures assumes, as discussed in this Report, that we will be successful in entering into a sale/leaseback transaction relating to our new Quebec City facility in the immediate future. To date we have expended approximately $6.4 million of the total $25.0 million necessary to finish construction by the first quarter of 2007. In the event we are unsuccessful in entering into a sale/leaseback transaction our capital expenditures could exceed $35.0 million for 2006. Under our current credit facility, we can spend $22.0 million in 2006 for capital expenditures. As stated elsewhere in this Report, currently we cannot borrow on the line of credit unless we are successful in amending the credit facility. If we are unable to enter into a sale/leaseback arrangement, secure a mortgage for the Quebec building or negotiate new credit line covenants which will enable us to borrow funds, we may be required to repatriate funds to maintain the building schedule for the Quebec building. If we were required to repatriate funds, this would have a material adverse impact on the Company’s liquidity and earnings. Additionally, our leases in Quebec City expire in May and August 2007. If we encounter construction delays, which extend beyond expiration of our leases, our future results of operations in 2007 may be materially and adversely affected.

Based upon our cash balances, and cash flows from operations, we believe we have adequate working capital to meet our operational needs for the next 12 months.

Capital Expenditures and Commitments

During the three and six month months ended June 30, 2006, we incurred approximately $6.3 million and $10.5 million, respectively, for capital expenditures. Approximately $5.0 million is attributable to the construction of our new Phase I facility in Canada. Excluding capital expenditures on the Quebec building discussed in the “Liquidity” section, we expect to expend approximately $6.0 million - $8.0 million for capital assets for the remainder of 2006 consisting primarily of new bioanalytical laboratory equipment. As of the date of this Report, we are contractually committed to spend an additional $18.6 million on the construction of the Quebec building expected to be completed by the first quarter 2007.

When we purchased the stock of Clinical Pharmacology Associates, Inc. in August 2002, we agreed to pay its former shareholders up to $9.0 million in additional purchase consideration based upon the revenue of our Miami clinical trials facility into which Clinical Pharmacology was integrated. A total of $4.0 million was paid to them in each of August 2004 and 2005, one-half in cash and one-half in our common stock. As of June 30, 2006, we had accrued an additional payable on our balance sheet of $1.0 million due to former shareholders Clinical Pharmacology Associates, Inc. payable in the third quarter of 2006, one-half in cash and one-half in common stock.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. At June 30, 2006, these non-cancelable purchase obligations were not materially different than those disclosed in the Contractual Commitments table contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Under our agreement with our joint venture partner in Spain, we are required to fund the working capital of SFBC Anapharm Europe. Because that operation provides significant cash flow from operations, we have not had to provide it any working capital nor do we expect to be required to do so in the immediate future.

When we purchased SFBC New Drug Services, Inc. in 2002, we agreed to pay the seller additional purchase consideration based upon SFBC New Drug Services’ future operating results over a three-year period commencing September 30, 2002. Although SFBC New Drug Services was profitable, except for approximately $0.5 million in guaranteed payments, we have not paid any additional purchase consideration. Beginning in 2005, we began tracking on a stand-alone basis the core business of that subsidiary as it existed as of the date of acquisition and PharmaNet began operating our Charlotte, North Carolina based late stage business. As a result, we entered into an amendment of our earn-out agreement. Based upon the profitability of the core business, we paid $2.0 million in April of 2006 to the former shareholders of NDS.

Forward-Looking Statements

There are a number of forward-looking statements in this Report within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to the expected percentage of our net revenue derived from our late stage business in 2006; industry trends and information; our ability to implement a sale/leaseback arrangement for the construction of our Quebec City headquarters for Anapharm; our ability to implement our strategy described in Item 1 of this Report; our ability to leverage the strong reputation of PharmaNet; whether adverse publicity relating to our discontinued Miami operations causes clients to select competitors; not only for early stage branded clinical trials but also for other aspects of our business; our ability to resolve open issues relating to our Miami property including whether we can successfully appeal and/or enjoin the Miami-Dade County Unsafe Structures Board ruling and any related fines or expenses if we are unsuccessful; the associated costs and expenses with discontinuing our operations in Miami and Ft. Myers; including the potential costs of the demolition of the Miami facility; our ability to determine our impairment charges and costs of discontinued operations; whether we will achieve our estimated value for our Miami property; whether we will be able to obtain more favorable zoning for our Miami property; our assessment of the review by the United States Senate Finance Committee; developments with respect to the SEC’s inquiry and securities class action lawsuits and derivative lawsuits; our assessment of our prior FDA inspections; our ability to successfully achieve and manage the technical requirements of specialized clinical trial services; while complying with applicable rules and regulations; regulatory changes; changes affecting the clinical research industry; a reduction of outsourcing by pharmaceutical and biotechnology companies; our ability to compete internationally in attracting clients in order to develop additional business; our evaluation of our backlog and the potential cancellation of contracts; our ability to retain and recruit new employees; our clients’ ability to provide the drugs and medical devices used in our clinical trials; our future stock price; our assessment of our effective tax rate; our financial guidance; our ability to obtain additional waivers or amendments of our Credit Facility; the national and international economic climate as it affects drug development operations; our anticipated decrease in amortization expense; the amortization period for the remaining deferred financing costs; our future effective tax rate; the securities we issue in 2006; our ability to amend our credit facility; our anticipated 2006 capital expenditures; our 2006 costs of compliance of Section 404 of the Sarbanes-Oxley Act; our ability to remediate our material weaknesses; and the impact of foreign currency transaction costs and the effectiveness of any hedging strategies that we implement. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

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

Market Risk

In 2006 and 2005, we purchased certain debt securities. We classify our investments in debt securities as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments classified as available-for-sale are carried at fair value based on quoted market prices. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive earnings, net of applicable deferred income taxes. For the three month periods ended June 30, 2006 and 2005, the unrealized gain on investments in marketable securities was insignificant. Cost is determined on the actual purchase price of the marketable security for determining realized gains and losses. For the three month periods ended June 30, 2006 and 2005, there were no material realized gains or losses. As of June 30, 2006 and December 31, 2005, we had approximately $3.7 million and $8.2 million, respectively, in investments in marketable securities.

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

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, convertible senior notes and notes payable. At June 30, 2006, the fair value of these instruments approximates their carrying amounts.

Currency Risk

For the three and six month periods ended June 30, 2006 our foreign revenue accounted for 51.9% and 52.5%, respectively, of the total revenue. The significant growth of the foreign subsidiaries has created the need to engage in hedging activities to protect our forecasted growth. We have focused in protecting our Canadian as well as our European operations from currency fluctuations. At our foreign operations where the local currency is the functional currency, assets and liabilities are translated into U. S. dollars at the exchange rate in effect at the end of the applicable reporting period. Revenue and expenses of our foreign operations are translated at the average exchange rate during the period. Prior to our acquisition of PharmaNet, our currency translation risks arose primarily from our Canadian operations. The aggregate effect of translating the financial statements of our foreign operations is included in a separate component of stockholders’ equity entitled “Accumulated Other Comprehensive Earnings.” For the three and six month periods ended June 30, 2006 we had a pre-tax loss from foreign currency transactions of $1.8 million and $2.4 million, respectively, compared to a gain of $0.7 million and $0.9 million, respectively, for the corresponding period in 2005.

Interest rate risk

We have a $45.0 million credit facility. At June 30, 2006, our outstanding balance under the credit facility was $17.0 million. The interest rate on this credit facility is LIBOR based and variable. This credit facility is secured by substantially all of our U. S. assets and a pledge of 65% of the capital stock of certain of our foreign subsidiaries. Changes in interest rates, and LIBOR in particular, will affect our cost of funds under this facility. A 10% change in our variable rate credit facility would result in a change in annual interest expense of approximately $0.1 million.

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

In connection with the internal control audit for the year ended December 31, 2005, our management assessed our internal controls over financial reporting and concluded that two material weaknesses existed. We are in the process of remediating both material weaknesses, which related to too many adjusting entries and the failure to identity and evaluate as well as disclose certain related party information to our Audit Committee and our independent registered public accounting firm. We have taken two steps so far. In 2006, we have hired additional accounting personnel to begin to address the first material weakness. In addition, in late December 2005, our Board of Directors adopted a resolution requiring all related party transactions be first approved by our Audit Committee and then by the full Board of Directors. Recently, we amended our Code of Ethics to require our human resources department to approve in writing the hiring of all employees. Human resources will make the appropriate related party inquiries and forward the information when appropriate to the Audit Committee. We believe these remediation efforts will enhance our ability to identity and evaluate and disclose related party transactions to our Audit Committee and our independent registered public accounting firm, and we are thereby on the path of remediating the second material weakness.

Accordingly, for the quarter ended June 30, 2006, we have made significant improvements in our disclosure controls and procedures and our internal controls over financial reporting. While remediating these material weaknesses continues to be a very high priority for our management and our Audit Committee, we have not had the opportunity to test our disclosure controls and procedures and internal controls over financial reporting. We cannot assure you that our independent registered public accounting firm will agree with our management’s assessment that we have remediated them or that we will not encounter further instances of breakdowns in our internal control over financial reporting.

(b) Changes in Internal Controls

There has been no change in our internal control over financial reporting, other than the steps mentioned above, that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

In late December 2005, the SEC staff wrote to us requesting various documents principally relating to compensation payable to our former president and chairman, to compensation payable to another former vice president of legal affairs relating to his compensation and that of his family, to other information relating to the former officer duties and to the Independent Counsel’s Report. In addition, on March 28, 2006, the SEC staff wrote to us requesting various documents principally concerning related party transactions, compensation of, and other arrangements with, family members of certain of our employees, internal control and other accounting policies, our initial public offering, and the Form 8-K filed on June 8, 2005. The SEC also requested transcripts of all analyst and investor conference calls and all minutes of all board meetings, including committee meetings, since January 1, 2000. We have provided and continue to provide all requested documents to the SEC. We have not received any further updates from the SEC regarding the status of this matter.

In early November 2005, Bloomberg Magazine published a feature article on the drug development services industry. The article contained critical allegations about our Miami facility. Following publication of the article, the United States Senate Finance Committee (“Committee”) requested documents from us and requested to interview two former employees, including the former chairman of the board and president. We voluntarily provided documents to the Committee and these two former employees met with the Staff of the Committee. On February 8, 2006, the Committee made another request for documents and information relating to, among other things, our standard operating procedures, former employees, the institutional review boards SFBC uses, and the SEC Staff inquiry discussed above. The Committee Staff also requested to meet with our former chief executive officer. We have provided all requested documents to the Committee. Although the Committee has no direct regulatory authority over us, it does have the power to recommend legislation that could affect our industry. We cannot predict what, if any, legislation will be passed into law.

Recently, in July 2006, our chief executive officer met personally with the Staff of the Committee. The Staff of the Committee concluded the meeting by indicating that the Committee’s specific investigation into our company has been closed, and the Committee had no further inquiries of us at this time. In addition, subsequent to that meeting, in August 2006, Senator Charles E. Grassley sent a letter to our chief executive officer thanking us for our cooperation with the Committee. However, Senator Grassley maintained that he will continue to work ardently to make certain that the industry and the FDA are doing their job of protecting clinical trial subjects.

In January 2006, the owner of the land upon which a portion of our Miami Facility is located commenced an action against us seeking a judgment declaring that we breached our land lease with the owner. The complaint alleged that the defaults include issues alleged in the Bloomberg Magazine article, the structural and building issues raised by the Miami-Dade Building Department where the Miami facility is situated, the pending Securities and Exchange Commission Staff inquiry and failure to maintain insurance naming the owner as a co-insured. We denied that the allegations in the complaint constituted defaults under the lease, and asserted multiple defenses including that to forfeit the leasehold at the time with approximately 40 years remaining on the lease would be inequitable. In July 2006, we reached an agreement with East Bay Corporation (“East Bay”), to settle all pending litigation regarding the land lease at our Miami facility. See “Note 10. Subsequent Events.”

Beginning in late December 2005, a number of class action lawsuits have been filed in the United States District Court for the Southern District of Florida and the United States District Court for the District of New Jersey alleging that SFBC and certain of its current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder (the “Federal Securities Actions”). We were served notice of these lawsuits in early January 2006. The Federal Securities Actions allege that the defendants misrepresented our business conditions, prospects and financial results and failed to disclose our allegedly improper and reckless business practices, such as improper recruiting practices and mismanagement of clinical trials. The Federal Securities Actions purport to have been brought by one of two proposed classes – those who purchased our common stock from August 4, 2003 through December 15, 2005 or from February 17, 2004 through December 15, 2005. On June 21, 2006, the Judicial Panel for Multidistrict Litigation transferred all of the Federal Securities Actions for pre-trial proceedings in the District of New Jersey. We intend to vigorously defend ourselves against these class actions. Based on the information currently available, management does not believe that these lawsuits will have a material adverse effect on the financial condition, results of operations or our business.. However, as the outcome of the matters is difficult to predict, significant changes in the estimated exposures could occur.

Beginning in late December 2005, five stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida, the United States Court for the District of New Jersey against certain of our current and former officers and directors, as well as SFBC (as a nominal defendant) for alleged violations of state and federal law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, disgorgement under the Sarbanes-Oxley Act of 2002 and violation of Section 14(a) of the Securities Exchange Act of 1934 (the “Federal Derivative Actions”). We were served notice of these lawsuits in early January 2006. The Federal Derivative Actions allege that the individual defendants misrepresented and engaged in a conspiracy to misrepresent our business condition, prospects and financial results, failed to disclose our allegedly improper and reckless business practices, such as mismanagement of clinical trials and mistreatment of research participants, used our artificially inflated stock to acquire other companies and complete public offerings and engaged in illegal insider trading. On June 21, 2006, the Judicial Panel for Multidistrict Litigation transferred the Federal Securities Actions pursuant to 28 U.S.C. § 1407 for pre-trial proceedings in the District of New Jersey. The plaintiffs in the Federal Derivative Actions have requested on an unopposed basis that all of the Federal Derivative Actions be consolidated in the District of New Jersey. Beginning in late January 2006, two substantially similar derivative actions were filed in Florida Circuit Court (the “Florida Circuit Court Derivative Actions”). Following the decision of the Judicial Panel for Multidistrict Litigation and the agreement to consolidate all of the Federal Derivative Actions in the District of New Jersey, the plaintiffs in the Florida Circuit Court Derivative Actions entered an order staying their cases pending final resolution of the Federal Derivative Actions. The individuals named as defendants in these derivative actions intend to vigorously defend against the lawsuits. Based on the information currently available, management does not believe that the lawsuits will have a material adverse effect on the financial condition, results of operations or our business. However, as the outcome of these matters is difficult to predict, significant changes in the estimated exposures could occur.

On March 21, 2006, another law firm made a demand for documents pursuant to Section 220 of the Delaware Code on behalf of an alleged shareholder (the “Demand”). The Demand was purportedly made to investigate potential wrongdoing, mismanagement or breaches of fiduciary duties by our board of directors in connection with clinical trials and financial reporting since January 1, 2003 and take action on behalf of us in the event that the board did not discharge its fiduciary duties. Additionally, the demand was purportedly brought to assess the impartiality of the board of directors to consider a demand to take action on behalf of us. The Demand sought certain meeting minutes of the board of directors and documents concerning our board of directors, financial statements, financial data reporting procedures and controls, auditing procedures and controls, recruitment and retention of clinical trial participants, clinical trials in Florida and Montreal, the Bloomberg Magazine articles, any internal investigation relating to the foregoing. Additionally, the Demand requested all documents requested by or provided to the United States Senate Finance Committee or United States Food and Drug Administration, or United States Department of Justice. On May 12, 2006, we agreed to provide documents in response to the demand subject to an agreement narrowing the scope of the requests, ensuring the confidentiality of the documents, and limiting use the documents to the purposes articulated in the Demand. No such agreements have been finalized. Legal fees incurred in connection with the Demand could have a material adverse effect on future profitability. The Demand may also result in additional derivative litigation.

On May 17, 2006, the USB failed to issue an extension for reviewing the plans submitted by us related to its planned structural improvements to the Miami facility. On June 19, 2006, we filed both a petition to reverse the USB’s demolition order and an emergency motion to stay the order during the pendency of the appellate proceedings. Under the USB’s order, we had 60 days from May 17, 2006 in which it needed to both demolish and clean up the debris of its Miami facility. On June 28, 2006, we learned that the Circuit Court for the 11th Judicial Circuit for Miami-Dade County Florida, Appellate Division granted our motion to stay the demolition order for its Miami facility pending the outcome of the appellate proceedings. In June 2006, we filed a motion and brief with the Circuit Court and a response brief was subsequently filed by Miami-Dade County. We have until August 28, 2006 to file a reply to the response brief. The stay will remain in effect until the appeal is resolved

We continue to work with Miami-Dade County to resolve the issue; however, we have discontinued our operations at our Miami facility, and we expect to vacate the facility entirely in the very near future, possibly prior to the court hearing the motions.

Our attempts to resolve the issues affecting our Miami facility and discontinued operations involve a significant amount of attention from our management, additional cost and uncertainty and may have a material and adverse affect on our future results of operations, including a reduction not only in our net earnings but a deviation from our forecasted net earnings.

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

Risks Associated with Recent Actions, Inquiries and Lawsuits

The risks and uncertainties associated with discontinued operations could adversely impact our company.

During May 2006, we made the strategic decision to close or exit our South Florida operations in order to focus more selectively on our more profitable businesses. We maintain risks associated with closing the South Florida operations from certain agreements which we established with our customers. In addition, we face related risks and uncertainties, including the inability to effectively manage restructured business units and the inability to effectively manage costs or difficulties related to the operation of the businesses or execution of restructuring or exit activities. We may incur costs in addition to those disclosed in the discontinued operations section of the “Management’s Discussion and Analysis” section of this Form 10-Q, such as costs related to asbestos and other environmental related clean-up. For additional costs related to this risk factor see the “Management’s Discussion and Analysis” section of this Form 10-Q,

If we are unable to convince our clients that the problems principally related to our Miami facility were either not accurately reported or have been rectified, we may lose future revenue and our future results of operations may be materially and adversely affected.

Although the report of the Independent Counsel which our Board of Directors retained to review the allegations contained in the Bloomberg Reports largely concluded that the Reports’ allegations were unfounded, the repetition of these allegations in the media has harmed our reputation and cost us business in our Miami facility. These problems have been compounded by the structural and other local regulatory issues affecting the real estate and related improvements of the Miami facility. Clients may decline to give us contracts for studies to be performed by our Miami facility unless we can convince them that the operational allegations and structural and other allegations affecting the physical property are not impacting our ability to provide first rate clinical research in compliance with our client’s protocols and all regulatory requirements. For example, in the first quarter of 2006, we believe that these issues did cause a material adverse affect on our business for the three months ended March 31, 2006. Depending upon the impact of the forgoing issues on our business for the second quarter of 2006 and future quarters, the foregoing allegations may have a material adverse affect on our future results of operations, including a reduction not only in our net earnings but a deviation from our forecasted net earnings. Moreover, while the loss of business seems to have been largely confined to our Miami and Ft. Myers operations, we cannot predict if clients may withhold business elsewhere

Future legislation, if any, by the Senate Finance Committee may have a material adverse effect on our future results of operations.

The United States Senate Finance Committee has twice requested documents and/or information from us and we have complied fully with its requests. The public disclosure of the Committee’s requests has negatively affected our common stock price. Although we recently reported that these matters were deemed closed by the Finance Committee, future legislation, if any, by the Finance Committee may have a material adverse effect on our future results of operations.

Depending upon the outcome, the inquiry by the SEC can result in our being sued by the SEC and being subject to equitable relief including payment of a fine and civil monetary penalties.

In July 2005, the NASD advised us that it had referred the review of trading in our common stock and options prior to the announcement of our acquisition of PharmaNet to the SEC. In late December 2005, the SEC staff wrote to us requesting various documents principally relating to compensation payable to our former president and chairman, to compensation payable to our former vice president of legal affairs relating to his compensation and that of his family, to other information relating to the former officer’s duties and to the Independent Counsel’s report. In addition, on March 28, 2006, the SEC staff wrote to us requesting various documents principally relating to related party transactions, compensation of, and other arrangements with, family members of certain of our employees, internal control and other accounting policies, our initial public offering, our Form 8-K filed on June 8, 2005, transcripts of all analyst and investor conference calls and all minutes of all board meetings, including committee meetings, since January 1, 2000. Presently, the SEC’s review is an informal inquiry which is less serious than a formal investigation in which the SEC authorizes its staff to issue subpoenas and investigate certain activity. In addition to the documents above, we do know that an investor whose name was submitted to us by the NASD received a telephone call in January 2006 from the SEC staff inquiring about his purchases of SFBC securities and whether he had advance knowledge of the PharmaNet acquisition. That investor has never been our employee or our contractor. We are uncertain whether the SEC staff will seek to elevate its informal inquiries to a formal investigation or if it does, whether the SEC will bring an action against us. Among our remedies is the filing of a lawsuit seeking injunctive relief requiring us to comply with the law and the imposition of fines and civil monetary penalties. A lesser remedy would be to issue a report of investigation outlining activity considered to violate the law. Depending upon the outcome of the SEC inquiry, we may sustain significant legal expenses and the costs and negative publicity related to a formal SEC investigation could have a material adverse effect on our future results of operations. We have not received any further updates from the SEC regarding the status of this matter.

FDA actions or inspections may cause clients not to award future contracts to us or cancel existing contracts, which may have a material and adverse affect on our future results of operations.

We may be subject to continuing inspections of our facilities in connection with studies we have conducted in support of marketing applications or routine inspections of our offices/facilities that have yet to be inspected by the FDA. The FDA has significant authority over the conduct of clinical trials, and it has the power to take regulatory and legal action in response to violations of clinical standards and subject protection in the form of civil and criminal fines, injunctions, and other measures. If the FDA obtains an injunction such actions could result in significant obstacles to future operations. Additionally, there is a risk that these FDA actions, if they result in significant Form 483 observations, could cause clients to not award us future contracts or cancel existing contracts. Depending upon the amount of revenue lost, the results may have a material and adverse affect on our future results of operations, including a reduction not only in our net earnings but a deviation from our forecasted net earnings.

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

We regularly provide earnings guidance in press releases and in public conference calls. This guidance is not incorporated by reference into this Report. The guidance is made in a good faith belief that we will achieve the range of net revenue and earnings per share we forecast. We very recently significantly reduced our guidance. That guidance was based upon a consideration of the relevant risks and a full review of our business units as well as our anticipated outside legal and other expenses as of the date of the review. Depending upon future events including legal and other associated fees, as well as clients’ perceptions about doing business with us, we may not achieve the forecasted results. If we fail to do so, our revisions of our guidance or our announcement of our earnings may cause our common stock price to fall, which decline may be material. Our forecasts reflect numerous assumptions concerning our expected performance, as well as other factors, which are beyond our control, and which might not turn out to be correct. Although we believe that the assumptions underlying our projections are reasonable, actual results could be materially different. Our financial results are subject to numerous risks and uncertainties, including those identified throughout these risk factors and elsewhere in this Report.

Risks Related to Our Business

We have grown rapidly over the last few years, and our growth has placed, and is expected to continue to place, significant demands on us.

We have grown rapidly over the last six years, including through acquisitions. Businesses that grow rapidly often have difficulty managing their growth. Our rapid growth has placed and is expected to continue to place significant demands on our management, on our accounting, financial, information and other systems and on our business. Although we have expanded our management, we need to continue recruiting and employing experienced executives and key employees capable of providing the necessary support. In addition, we will need to continue to improve our financial, accounting, information and other systems in order to effectively manage our growth. In particular, our late stage clinical trial management business faces stiff competition for clinical trial monitors and other experienced personnel. Historically, when making acquisitions, we have targeted operations that we believe can be operated as autonomous business units. As the result of the 2005 problems in our former Miami facility, the discontinuation of our South Florida operations and our change in senior management, we have reorganized and are now managing our operations on a more centralized basis from our Princeton, New Jersey headquarters. This prior decentralization of our operations and systems may create difficulties for us in the future. All of our North American subsidiaries, with the exception of PharmaNet and Anapharm, have a common accounting software platform. We cannot assure you that our management will be able to manage our growth and integrate acquired businesses effectively or successfully, or that our financial, accounting, information or other systems will be able to successfully accommodate our external and internal growth. Our failure to meet these challenges could materially impair our business.

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

•

continued publicity relating to the Senate Finance Committee’s interest in our former Miami facility;

•

inadequate participant enrollment; and

•

any of the factors discussed in the other risk factors relating to issues regarding our discontinued operations.

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

Historically, a small number of clients have generated a large percentage of our net revenue in any given period. In each of 2005, 2004 and 2003, no client provided more than 10% of our direct revenue, but our 10 largest clients provided approximately 40%, 31% and 38%, respectively, of our direct revenue. PharmaNet also relies on a limited number of clients which generate a significant percentage of its direct revenue. During 2005, 2004 and 2003 direct revenue from four of PharmaNet’s clients, provided approximately 38.8%, 41.4% and 34.7% of PharmaNet’s direct revenue, respectively. Companies that constitute our largest clients vary from year to year, and our direct revenue from individual clients fluctuates each year. If we lose one or more major clients in the future or if one or more clients encounter financial difficulties, our business, financial condition and results of operations could be materially and adversely affected. For the quarter ended June 30, 2006, there have been no material changes to our client concentration.

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

On June 30, 2006, we had approximately $167.8 million of consolidated indebtedness. Subject to applicable restrictions in our outstanding indebtedness, we may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

•

issue capital stock;

•

make capital expenditures;

•

sell assets; and

•

pursue mergers or acquisitions.

As of the date of this Report, we cannot borrow further on the revolving line of credit which is part of our credit facility. We recently received a fourth waiver of certain violations under the credit facility as of June 30, 2006 through September 29, 2006. We are seeking to amend the credit facility to permit us to re-borrow under it, but cannot assure you we will be successful. Until such amendment, we do not expect we will be able to meet certain credit facility covenants at September 30, 2006 for the reasons expressed under “Liquidity” in this Report.

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

On June 30, 2006, we had approximately $56.5 million of cash with approximately $9.0 million held in the U.S., approximately $6.6 million in Canada, and approximately $40.9 million in all other foreign subsidiaries. As of June 30, 2006, we could repatriate approximately $7.4 million from Canada tax-free. If a significant amount of cash is needed in the U.S. or we are not able to negotiate revised covenant terms on the Credit Facility, we may need to repatriate funds from foreign subsidiaries in a non-tax-efficient manner which would require us to pay additional U.S. taxes

Our operating results can be expected to fluctuate from period to period.

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

Our financial statements are denominated in U.S. dollars, and accordingly, changes in the exchange rate between the Canadian dollar, Euros or other foreign currencies and the U.S. dollar could materially affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. Due to the acquisition of PharmaNet, which has locations worldwide, we are subject to exchange rate gains and losses for multiple currencies. We also may be subject to foreign currency transaction risk when our service contracts are denominated in a currency other than the currency in which we incur expenses or earn fees related to such contracts. For example, our Canadian operations often perform services for a fixed price denominated in U.S. dollars or in Euros while their payroll and other expenses are primarily Canadian dollar expenses. In 2005, we adopted a formal foreign currency risk hedging policy to attempt to mitigate this risk in the future. We cannot assure you that we will be successful in limiting risks associated with foreign currency transactions. Although we initiated hedging transactions in 2005 to seek to mitigate our foreign currency risks, none of the individual transactions were material. We incurred a pre-tax loss from foreign currency transactions relating to our foreign operations for the year of approximately $0.7 million or $0.02 per diluted share after taxes. In addition, we incurred a pre-tax loss from foreign currency transactions relating to our foreign operations for the quarter of approximately $1.8 million.

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

The Financial Accounting Standards Board is requiring all companies to treat the fair value of stock options granted to employees as an expense effective for the first interim reporting period that begins after June 15, 2005. This change became effective for us on January 1, 2006. We and other companies are required to record a compensation expense equal to the fair value of each stock option granted over its vesting period. Previously, we were generally not required to record compensation expense in connection with employee stock option grants. We believe this change may reduce the attractiveness of granting stock options because of the additional expense associated with these grants, which would negatively impact our results of operations. For example, had we been required to expense stock option grants by applying the measurement provisions of Statement 123R, our recorded net earnings for the years ended December 31, 2004 and 2005 of approximately $19.7 million and $4.8 million, respectively, would have been reduced to approximately $15.7 million and a loss of $3.1 million, respectively. Stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel. Because Statement 123R did not apply to vested options as of December 31, 2005, in 2005 we accelerated the vesting of 462,059 out-of-the-money options held by PharmaNet executives and issued 263,544 vested options to 119 employees, none of whom are executive officers and directors. In addition, beginning in 2006, we plan to eliminate or reduce the issuance of stock options and issue lesser amounts of restricted stock or RSU’s which involve less dilution, but generally result in income taxation to employees who receive grants, unless delivery is deferred into the future. Regardless of whether we issue options or restricted stock, our future results of operations will be negatively impacted.

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

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.

Other Information

Not applicable.

Item 6.

Exhibits

(a) Exhibit Index

Exhibit Number	Description
10.1	Employment Agreement by and between SFBC Anapharm, Inc. and Johane Boucher-Champagne dated March 18, 2002. (1)
10.2	Employment Agreement by and between SFBC International, Inc. and Jeffrey P. McMullen dated June 30, 2006. (filed herewith)
10.3	Severance Agreement by and between SFBC International, Inc. and Dr. Gregory B. Holmes dated June 28, 2006. (filed herewith)
10.4	Third Amendment to the Amended and Restated Credit Agreement. (filed herewith)
10.5	Fourth Amendment to the Amended and Restated Credit Agreement. (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)
———————
(1) Previously filed as an exhibit to the Form 8-K which was filed on May 4, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 14, 2006 by the undersigned, thereunto duly authorized.

SFBC INTERNATIONAL, INC.

/s/ JEFFREY P. MCMULLEN
Jeffrey P. McMullen, Chief Executive Officer (principal executive officer)

/s/ DAVID NATAN
David Natan, Chief Financial Officer (principal financial and accounting officer)