Form 10-Q
period 2006-09-30
PharmaNet Development Group Inc
filed 2006-11-09
CIK 1089542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☑ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2006

Commission File No. 1-16119

______________

PHARMANET DEVELOPMENT GROUP, INC.

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

Yes ☐  No: ☑

The registrant has 18,418,430 shares of common stock outstanding as of November 3, 2006.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

1

Consolidated Balance Sheets September 30, 2006 (Unaudited) and December 31, 2005

1

Consolidated Statements of Operations (Unaudited) for the Three and Nine Months

Ended September 30, 2006 and 2005

2

Consolidated Statements of Cash Flows (Unaudited) for the Nine Months

Ended September 30, 2006 and 2005

3

Notes to Consolidated Financial Statements (Unaudited)

5

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

26

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

37

Item 4.      Controls and Procedures

38

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

39

Item 1A.   Risk Factors

41

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

53

Item 3.      Defaults upon Senior Securities

53

Item 4.      Submission of Matters to a Vote of Security Holders

53

Item 5.      Other Information

54

Item 6.      Exhibits

55

SIGNATURES

56

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30, 2006	December 31, 2005
	(Unaudited)	(Revised)
ASSETS
Current Assets:
Cash and cash equivalents	$52,311,463	$29,246,966
Investment in marketable securities	1,508,740	8,166,285
Accounts receivable, net	109,782,587	91,446,190
Income tax receivable	7,400,578	7,140,087
Loans receivable from stockholders	—	203,644
Deferred income taxes	663,557	662,615
Prepaid expenses and other current assets	8,394,368	11,826,916
Assets from discontinued operations	9,884,913	58,208,529
Total current assets	189,946,206	206,901,232
Property and equipment, net	61,796,913	48,563,461
Goodwill, net	267,042,937	274,849,217
Other intangibles, net	29,905,459	32,179,818
Deferred income taxes	8,133,141	—
Other assets, net	8,130,678	10,043,368
Total assets	$564,955,334	$572,537,096
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,562,317	$7,071,815
Accrued liabilities	30,322,449	23,870,511
Purchase consideration due to stockholders	—	2,000,000
Client advances, current portion	80,757,647	67,518,528
Line of credit, current portion	—	17,000,000
Capital lease obligations and notes payable, current portion	3,113,524	3,032,818
Liabilities from discontinued operations	5,957,074	5,940,389
Total current liabilities	130,713,011	126,434,061
Client advances	3,160,782	3,721,705
Deferred income taxes	—	11,159,298
Line of credit	16,400,000	—
Capital lease obligations and notes payable	2,921,855	4,439,794
2.25% Convertible senior notes payable, due 2024	143,750,000	143,750,000
Minority interest in joint venture	1,326,541	750,639
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized, 18,392,430 shares and 18,493,364 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	18,392	18,493
Additional paid-in capital	237,454,479	241,821,651
Retained earnings	24,548,640	48,660,835
Accumulated other comprehensive earnings, net	4,661,634	4,224,147
Common stock held in treasury, at cost, zero shares and 606,300 shares held at September 30, 2006 and December 31, 2005, respectively	—	(12,443,527)
Total stockholders’ equity	266,683,145	282,281,599
Total liabilities and stockholders’ equity	$564,955,334	$572,537,096

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(Revised)		(Revised)
Net revenue
Direct revenue	$76,018,774	$71,890,582	$223,280,143	$193,053,706
Reimbursed out-of-pockets	27,235,490	21,852,492	80,119,231	65,340,179
Total net revenue	103,254,264	93,743,074	303,399,374	258,393,885
Costs and expenses
Direct costs	45,769,899	40,099,096	135,884,050	112,089,743
Reimbursable out-of-pocket expenses	27,235,490	21,852,492	80,119,231	65,340,179
Selling, general and administrative expenses	24,337,454	20,166,287	73,940,705	60,697,825
Impairment of goodwill	—	—	7,873,000	—
Total costs and expenses	97,342,843	82,117,875	297,816,986	238,127,747
Earnings from continuing operations	5,911,421	11,625,199	5,582,388	20,266,138
Other income (expense)
Interest income	153,557	140,309	1,050,060	694,641
Interest expense	(1,676,517)	(1,780,407)	(6,432,619)	(10,344,371)
Foreign exchange transaction loss, net	(647,315)	(1,456,276)	(3,002,126)	(678,259)
Total other income (expense)	(2,170,275)	(3,096,374)	(8,384,685)	(10,327,989)
Earnings (loss) from continuing operations before income taxes	3,741,146	8,528,825	(2,802,297)	9,938,149
Income tax expense (benefit)	538,771	1,204,844	(5,874,452)	1,131,324
Earnings from continuing operations before minority interest in joint venture	3,202,375	7,323,981	3,072,155	8,806,825
Minority interest in joint venture	222,835	192,590	516,798	366,855
Net earnings from continuing operations	2,979,540	7,131,391	2,555,357	8,439,970
Earnings (loss) from discontinued operations, net of tax	(3,242,289)	2,030,825	(26,667,552)	12,865,324
Net earnings (loss)	$(262,749)	$9,162,216	$(24,112,195)	$21,305,294

Basic earnings (loss) per share:
Continuing operations	$0.16	$0.39	$0.14	$0.48
Discontinued operations	$(0.17)	$0.11	$(1.47)	$0.73
Net earnings (loss)	$(0.01)	$0.50	$(1.33)	$1.21
Diluted earnings (loss) per share:
Continuing operations	$0.16	$0.37	$0.14	$0.46
Discontinued operations	$(0.17)	$0.11	$(1.45)	$0.71
Net earnings (loss)	$(0.01)	$0.48	$(1.31)	$1.17
Weighted average shares used in computing earnings (loss) per share:
Basic	18,348,322	18,459,258	18,150,182	17,543,438
Diluted	18,473,375	19,158,308	18,376,696	18,217,963

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
		(Revised)
Cash flows from operating activities:
Net earnings (loss)	$(24,112,195)	$21,305,294
Loss (earnings) from discontinued operations	26,667,552	(12,865,324)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,870,822	10,869,822
Amortization and write-offs of deferred debt issuance costs	2,432,562	4,629,793
Impairment of goodwill	7,873,000	—
Loss on disposal of property and equipment	66,013	95,792
Minority interest	516,798	366,855
Noncash compensation - reduction of note receivable	200,000	200,000
Share-based compensation expense	2,912,057	310,811
Changes in assets and liabilities
Accounts receivable	(18,336,397)	(19,238,642)
Income tax receivable	(260,491)	3,597,881
Prepaid expenses and other current assets	3,432,548	(5,120,749)
Other assets	(275,554)	(1,699,902)
Accounts payable	3,490,502	(2,829,612)
Accrued liabilities	4,308,788	3,803,853
Client advances	12,678,196	7,961,922
Deferred income taxes	(5,100,268)	(2,565,329)
Total adjustments	24,808,576	382,495
Net cash provided by operating activities - continuing operations	27,363,933	8,822,465
Net cash provided by operating activities - discontinued operations	6,050,293	11,611,305
Net cash provided by operating activities	33,414,226	20,433,770
Cash flows from investing activities:
Additional purchase price consideration from prior acquisitions	(2,000,000)	(5,500,640)
Purchase of property and equipment	(17,816,151)	(8,726,820)
Proceeds from the disposal of property and equipment	8,255	124,367
Net change in long term investments and marketable securities	6,657,545	(1,149,252)
Change in loans extended to stockholders	—	(13,835)
Net cash used in investing activities - continuing operations	(13,150,351)	(15,266,180)
Net cash provided by (used in) investing activities - discontinued operations	232,633	(9,224,679)
Net cash used in investing activities	(12,917,718)	(24,490,859)
Cash flows from financing activities:
Borrowings on lines of credit	—	56,000,000
Payments on lines of credit	(600,000)	(45,000,000)
Principal payments on long term debt	—	(120,000,000)
Change in capital lease obligations and notes payable	(1,917,251)	(2,612,311)
Debt issue costs attributable to financing instruments	(244,318)	(1,211,872)
Dividend payment made to non-controlling interest	—	(92,166)
Proceeds from stock issued under employee stock purchase and option plans, net	4,664,198	2,438,514
Net proceeds from secondary public stock offering	—	108,213,048
Net cash provided by financing activities	1,902,629	(2,264,787)
Net effect of exchange rate changes on cash	(756,091)	1,822,039
Net increase (decrease) in cash and cash equivalents	21,643,046	(4,499,837)
Cash and cash equivalents at beginning of period	30,668,417	24,908,585
Less cash and cash equivalents of discontinued operations at end of period	—	495,262
Cash and cash equivalents at end of period	$52,311,463	$19,913,486

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
		(Revised)
Supplemental disclosures:
Interest paid	$4,903,248	$9,917,221
Income taxes paid	$3,511,563	$4,400,467
Income tax refunds received	$2,409,420	$3,381,757
Supplemental disclosures of non-cash investing and finance activities:
Additional purchase considerations related to the acquisition of a business	$—	$2,000,000
Common stock issued in connection with acquisition of business or additional consideration	$500,000	$2,000,000
Change in the valuation of identifiable intangible assets related to the acquisition of a business	$—	$2,142,000
Common stock and options issued as compensation	$2,912,057	$310,811
Restricted stock units issued as long term incentive compensation to executives and board members	$8,992,509	$1,677,061
Common stock forfeited in lieu of cash payment related to option exercises	$—	$645,000
Note receivable relieved in lieu of bonus payment	$200,000	$200,000
Capital lease obligations incurred	$480,018	$887,268

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Principles of Consolidation

The consolidated financial statements include the accounts of PharmaNet Development Group, Inc. and its wholly-owned subsidiaries and the 49% owned Spanish joint venture. All financial information presented in this report relating to foreign subsidiaries has been converted to United States dollars. All significant intercompany balances and transactions have been eliminated in consolidation.

In August 2006, at its Annual Meeting of Stockholders, the Company changed its name from SFBC International, Inc. to PharmaNet Development Group, Inc.

Unless the context otherwise requires, all references in this report to “we,” “us,” “our,” “PharmaNet Development Group” “PDGI,” or the “Company” refer to PharmaNet Development Group, Inc. and its subsidiaries as a single entity. If reference is made to “PharmaNet” it relates only to the PharmaNet late stage subsidiary.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fourth quarter and for the year ending December 31, 2006.

Due to the Company’s decision in May 2006 to discontinue operations in Florida, all financial results in this report reflect the Company’s continuing operations only, unless otherwise stated. Certain prior period amounts have been revised as a result of the discontinued operations (see “Note 3. Discontinued Operations.”)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and should be read in conjunction with the consolidated financial statements and notes thereto which appear in that report.

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Company’s financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and the Company’s actual results are subject to the risk factors referred to and incorporated by reference listed in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

Earnings Per Share

The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” which requires dual presentation of net earnings per share; Basic and Diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by increasing the denominator to include the number of additional common shares that would have been

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

outstanding if the dilutive potential common shares had been issued. Included in diluted shares are common stock equivalents relating to stock options with a dilutive effect of 125,053 and 226,514 shares of common stock for the three and nine month periods ended September 30, 2006, respectively, and 699,050 and 674,525 shares of common stock for the three and nine month periods ended September 30, 2005, respectively.

In August and September 2004, the Company sold $143.75 million of the Company’s 2.25% convertible senior notes due in 2024. Simultaneously with the offering in August, the Company repurchased and retired 820,000 shares of common stock at $30.43 per share. If the average stock price of the Company’s common stock during a reporting period is greater than $41.08, then shares reserved for issuance on possible conversion of the Company’s outstanding convertible senior notes will be included in calculating diluted shares outstanding in an amount equal to the difference between the “conversion amount” and the outstanding principal amount divided by $41.08. The conversion amount is, for this purpose, the outstanding principal amount divided by $41.08 multiplied by the average stock price during the period. For the three and nine month periods ended September 30, 2006, there were no shares included in diluted shares outstanding attributable to the convertible senior notes since the average share price was substantially less than $41.08.

In November 2005, PDGI announced that its Board of Directors had approved the repurchase of common stock totaling up to $30.0 million. A total of 606,300 shares were purchased in November and December 2005 at an average price of $20.49. In March 2006, the Company retired these shares and has not purchased any additional shares during the nine months ended September 30, 2006. Currently, there is approximately $17.6 million of the original $30.0 million in remaining repurchase authorization. In October 2006, the Company executed new covenants on its Credit Facility (see Liquidity and Capital Resources). These covenants prohibit the Company from borrowing on the credit line to repurchase the Company’s outstanding common stock. Additionally, the maximum amount of stock that can be repurchased is capped at $15.0 million and is also governed by certain financial leverage ratios that must be maintained. Based upon the Company’s current leverage ratio calculated pursuant to the terms of the Credit Facility, the Company could not repurchase any treasury stock.

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

As a result of the adoption of SFAS 123R, the three and nine month periods ended September 30, 2006 include incremental stock-based compensation expense for stock options and the Company’s employee stock purchase plan of approximately $0.1 million and $1.0 million, respectively. For the three and nine month periods

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ended September 30, 2006, approximately zero and $0.2 million of this amount has been included in direct costs, respectively, and $10,000 and $0.8 million of this amount has been included in selling, general and administrative expenses, respectively.

The following table illustrates the effect on net earnings and earnings per share for the three and nine month periods ended September 30, 2005 had PDGI applied the fair value recognition provisions of SFAS 123 to all of its stock-based employee compensation plans. Proforma net earnings includes stock based compensation expense of $5.7 million and $7.6 million, for the three and nine month periods ended September 30, 2005, respectively, related to the acceleration of vesting in August 2005 of 462,059 options granted to 15 key PharmaNet employees.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net earnings:
As reported	$9,162,216	$21,305,294
Pro forma	$1,535,062	$7,876,042
Basic earnings per share:
As reported	$0.50	$1.21
Pro forma	$0.08	$0.45
Diluted earnings per share:
As reported	$0.48	$1.17
Pro forma	$0.08	$0.43

The Company has used the following assumptions in determining the grant-date fair value for its option awards. The expected term of the option is based upon the contractual term; taking into account expected employee exercise and expected post-vesting employment termination behavior. The expected volatility of the price of the underlying stock is based upon the historical volatility of the Company’s stock computed over a period of time equal to the expected term of the option. The risk free interest rate is based upon the implied yields currently available from the U.S. Treasury zero-coupon yield curve for issues with a remaining duration equal to the expected term of the option. There were no stock options granted during the nine month period ended September 30, 2006. The fair value of the options granted for the nine months ended September 30, 2005 was estimated by using the Black-Scholes pricing model with the following assumptions: (i) expected life of the options of three years, (ii) expected volatility in the market price of the Company’s common stock of 60%, (iii) no expected dividends, and (iv) a risk free interest rate of 3%.

Generally, options granted by the Company vest over a three year period. Historically, these options expired in 10 years or three months after separation of service, whichever occurs earlier. Beginning in 2004, the Company began shortening the term of its options to five years and, in some cases, shortening the vesting period in anticipation of the effect of Statement 123R. In August 2005, the Company accelerated the vesting of 462,059 options granted to 15 key PharmaNet employees. Notwithstanding this, these employees may not sell the underlying common stock prior to the original vesting dates, except to the extent necessary to pay the exercise price. The Company believed that because the options which were accelerated had exercise prices in excess of the current fair market value of the Company’s common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention and the acceleration may have a positive effect on employee morale. The acceleration enabled the Company to avoid recognizing compensation expense associated with these options in future periods in the Company’s consolidated statements of operations upon adoption of Statement 123R on January 1, 2006. The acceleration of the vesting of these options did not result in any compensation expense in accordance with accounting principles generally accepted in the United States.

In June 1999, the Company established a stock option plan which is called the 1999 Stock Plan (the “Plan”). The Plan provides for the Company to issue options, restricted stock, and stock appreciation rights (collectively, the “Awards”) to employees, directors and consultants of the Company. The issuance and form of the

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Awards are at the discretion of the Company’s Board of Directors, except that the exercise price of options or stock appreciation rights may not be less than the fair market value at the time of grant.

In June 2004, PDGI amended the Plan to broaden the types of awards which could be granted under the Plan to include grants of restricted common stock, restricted stock units or RSUs and stock appreciation rights in addition to non-qualified and incentive stock options. In June 2004, the Company’s stockholders approved and ratified an increase of 300,000 shares of common stock under the Plan. In June 2005, the Company’s stockholders approved and ratified another amendment to the Plan increasing the number of stock rights under the Plan by 300,000 shares. As of September 30, 2006, there were 674,916 stock rights available for issuance under the Plan and 218,940 shares available for issuance under the Company’s Employee Stock Purchase Plan.

In 2005, the Company issued 52,115 RSUs to five officers. These shares were valued at $32.18 per share for financial statement purposes and are being amortized ratably as compensation expense in the Company’s financial statements over a three year period. With the Severance Agreements of two officers entered into as of December 31, 2005, 31,826 RSUs terminated without vesting. Concurrent with the signing of a separation with one of its executive officers in June 2006, the vesting for 11,935 RSUs was accelerated resulting in additional compensation expense of approximately $0.2 million for the three month period ended June 30, 2006.

Share-based compensation expense is generally recognized over the stated vesting period with the terms of the arrangement. As of September 30, 2006, there was approximately $14,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized in the fourth quarter of 2006.

In conjunction with the acquisition of PharmaNet in December 2004, PDGI issued a total of approximately 465,000 options to 15 key PharmaNet executives in connection with their employment agreements. Of these options, 330,000 exercisable at $44.39 were cancelled in March 2006 in conjunction with the grant of a combination of 300,000 restricted shares of common stock and RSUs to 17 executives. The aggregate pre-tax expense associated with the accelerated options that would have been reflected in the Company’s consolidated statement of operations in 2006 and, thereafter, was approximately $4.1 million.

In connection with the appointment of Jeffrey P. McMullen to serve as president and chief executive officer of the Company, on May 9, 2006 the Company granted 62,461 RSUs with 10,410 RSUs vesting on each December 31st and June 30th during the remainder of the term of the employment agreement, subject to employment with PDGI on the applicable vesting date. The value of the 62,461 RSUs amounted to $1.5 million. This amount is being amortized ratably, over a three year period commencing on grant date. As of June 30, 2006, 10,410 RSUs were immediately vested. Mr. McMullen shall also receive a grant of 60,000 RSUs which shall vest only if PDGI meets or exceeds certain performance conditions. If the 2008 performance condition is met, the RSUs vest upon filing the Form 10-K of PDGI with the Securities and Exchange Commission for the year ending December 31, 2008. As of September 30, 2006, no compensation expense has been recorded on these 60,000 RSUs. In consideration of the foregoing grants of RSUs, Mr. McMullen agreed to surrender options to purchase 135,000 shares of common stock previously granted to him in December 2004.

In addition, in connection with the appointment of John P. Hamill to serve as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company on August 24, 2006, he received an immediate grant of 21,000 RSUs which vest in equal increments on December 31st and June 30th over three (3) years and an immediate grant of 25,000 RSUs which vests only if the Company meets or exceeds the 2008 performance conditions as established by the Company’s Compensation Committee. As of September 30, 2006, no compensation expense has been recorded on these 25,000 RSUs.

In addition, in connection with the appointment of Dr. Thomas J. Newman to serve as Executive Vice President, Late Stage Development of PDGI, on August 24, 2006, Dr. Newman received an immediate grant of 10,000 RSUs which shall vest on December 31st and June 30th over three years.

In addition, as previously disclosed, in accordance with the Company’s 2006 compensation for non-employee directors, on August 24, 2006, the Company issued to each non-employee director $125,000 worth of the Company’s RSUs which amount is based upon the Company’s closing stock price on August 24, 2006 of $17.25. In

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

addition, as previously disclosed, the Company also issued $62,500 worth of RSUs to the Chairman of the Board of Directors as consideration for serving in that capacity. As such, each of the four non-employee directors received 7,246 RSUs, which shall vest in equal increments on December 31st and the date of the Company’s next annual meeting. Additionally, the Company’s Chairman received an additional 3,623 RSUs which have the same vesting schedule. All director RSU grants are being amortized over a one-year period retroactive to June 2006.

As of September 30, 2006, there was approximately $7.4 million of unrecognized compensation cost related to unvested restricted stock and RSUs, which is expected to be recognized over a weighted-average period of approximately 2.1 years. As of December 31, 2005, the remaining unamortized compensation for restricted shares and RSUs was reflected as a separate component as a reduction of shareholders’ equity. In conjunction with the adoption of SFAS No. 123R, the unrecognized compensation was reclassified as a reduction of additional paid-in capital.

On June 21, 2004, PDGI’s stockholders approved the 2004 Employee Stock Purchase Plan (the “ESPP”) permitting eligible participants (excluding executive officers) to purchase up to 150,000 shares of the Company’s common stock. The ESPP permits employees who are employed for at least 20 hours per week and who have been so employed for at least three months continuously by PDGI or one of its designated subsidiaries the option of purchasing common stock from PDGI at a 15% discount from the lower of the fair market value of such shares at the beginning of an offering period or the fair market value of such shares at the end of the offering period. Each offering period (except the initial period) is six months. Each eligible employee is granted an option to purchase such shares at the beginning of each offering period. In May 2005, PDGI’s stockholders approved an amendment to the ESPP which increased the total number of shares of the Company’s common stock available under the ESPP to 250,000 shares. In August 2006, PDGI’s stockholders approved an amendment to the ESPP which increased the total number of shares of the Company’s common stock available under the ESPP to 450,000 shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. As of September 30, 2006 and December 31, 2005, there were 231,060 shares and 55,039 shares, respectively, issued under the ESPP. For the nine months ended September 30, 2006, we issued 176,021 shares under the ESPP.

The following table provides a summary of the Company’s stock option activity and related information as of and for the nine-month period ended September 30, 2006:

	2006
	Number of Options	Weighted- Average Exercise Price
Outstanding at beginning of period	2,323,064	$27.07
Granted	—	$—
Exercised	(245,074)	$10.35
Forfeited	(928,066)	$34.05
Outstanding at end of period	1,149,924	$25.00
Exercisable at end of period	1,146,426	$25.02

The following information applies to options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 4.00-$12.01	210,415	5.42	$9.33	210,415	$9.33
$13.86-$19.89	377,019	5.02	$14.87	373,521	$14.83
$23.67-$38.00	169,401	3.95	$31.59	169,401	$31.59
$40.39-$40.39	393,089	3.27	$40.26	393,089	$40.26
	1,149,924		$25.00	1,146,426	$25.02

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of analyzing the impact this interpretation will have on its financial condition, results of operations, cash flows and disclosures.

The FASB has recently issued statement of Financial Accounting Standards No. 157 (“SFAS 157”) in order to measure fair value more clearly and provide guidance when its use is required by another standard. SFAS 157 indicates that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The principal market is the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset.

PDGI will be required to adopt SFAS 157, which is effective for fiscal years beginning after November 15, 2007, no later than the quarter beginning January 1, 2008. PDGI is currently in the process of evaluating SFAS 157 and has not yet determined the impact, if any, SFAS 157 will have on its consolidated results of operations or financial position.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108, which requires that companies utilize a “dual-approach” when quantifying and evaluating the materiality of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108, but does not expect that it will have a material effect on its financial condition or results of operations.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

NOTE 3. DISCONTINUED OPERATIONS

On May 17, 2006, the Miami-Dade Unsafe Structures Board (“USB”) announced a decision which required the Company to demolish the Company’s clinical and administrative office building located on Biscayne Boulevard, Miami, Florida (See Note 6. Commitments and Contingencies). As a result of that decision, upon the recommendation of the Company’s management, the Board of Directors of the Company authorized the closure of the Company’s operations in Florida consisting of the Company’s Miami and Ft. Myers subsidiaries. Shortly thereafter, the Company began an orderly completion of its on-going contracts, a transfer of those contracts which had not been started by third parties, development of a plan for vacating the Miami facilities, the implementation of a termination program for employees located at those subsidiaries, and other administrative tasks.

As more fully discussed below, in accordance with FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, FASB Statement No. 143 “Accounting for Asset Retirement Obligations” and FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded a goodwill impairment charge, assets write-downs of the Miami buildings and equipment, separation liabilities, the estimated cost to demolish the Miami buildings and costs associated with the cessation of the use of equipment under operating leases. The assets, including those assets held for sale, liabilities, and the

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

results of operations and cash flows of the Miami and Ft. Myers subsidiaries are separately reported for all periods presented as discontinued operations.

Impairment of Goodwill

As of December 31, 2005, the Company determined that the carrying value of the goodwill on its Miami subsidiary was impaired, due to a material decline in the Miami subsidiary’s revenue, profitability and cash flows. As a result, the Company recorded a goodwill impairment charge of approximately $20.3 million during the fourth quarter of 2005. During the three month period ended March 31, 2006, the Company recorded an additional impairment charge of $3.5 million to write-off the remaining goodwill associated with Miami operations as a result of further reduced projected revenue, profitability and cash flow. In addition, the Company also recorded a goodwill impairment charge of approximately $0.6 million in the first quarter of 2006 to write-down all of the goodwill related to the Ft. Myers operations. The impairment charges for Miami and Ft. Myers totaling $4.1 million for the nine month period September 30, 2006 have been included in the loss from discontinued operations.

Impairment of Long-lived Assets

As a result of the further material reduction in the Miami forecast in the first quarter of 2006, the Company also wrote-down the carrying value of its Miami buildings by approximately $3.0 million to its then estimated fair value. However, in connection with the Company’s decision to discontinue its Florida operations and the requirement by the USB to demolish the Company’s buildings located on Biscayne Boulevard, the Company recorded an additional impairment charge during the three months ended June 30, 2006 of approximately $11.0 million to write-down the Miami buildings to zero. Additionally, the Company recorded a non-cash charge of approximately $4.6 million related to the write-down of fixed assets which were located at its Florida facilities in Miami and Ft. Myers that would no longer be utilized.

During the three month period ended September 30, 2006, the Company disposed of substantially all remaining fixed assets associated with discontinued operations. As a result of the disposal, the Company recorded an additional write-down of $0.4 million. The remaining property and equipment balance at September 30, 2006 is $3.5 million, comprised of $3.3 million in land and building and $0.2 million in other miscellaneous assets, which is included in assets of discontinued operations. The land at the Biscayne location and the former CPA building are being held for sale. The Company has obtained appraisals in excess of the cost basis of the land and the CPA building; accordingly, the land and building are being carried at their cost basis.

Asset Retirement Obligations and Accrued Charges

During the nine month period ended September 30, 2006, the Company recorded accrued costs of approximately $5.8 million which are comprised of approximately $2.6 million related to separation and healthcare obligations to certain employees, approximately $0.7 million reserved in connection with the estimated costs to demolish the Miami facility, $0.4 for asbestos removal, and approximately $1.1 million net of estimated sublease rentals reserved in connection with certain service agreements for office equipment where the equipment had no economic benefit to the Company and $1.0 million in earnout payments to the former shareholders of CPA. In connection with obtaining a permit to demolish its Miami buildings, the Company was required by local regulations to undertake an environmental study. In September 2006, the Company hired an asbestos removal contractor who commenced the asbestos removal process and continues work on the project through the date of this report. However, since the project has not been completed the Company cannot assure that the cost will not exceed $0.4 million to accomplish the remediation. The separation obligations noted above included severance payments as well as estimated healthcare benefits for employees. During the three and nine month period ended September 30, 2006, the company increased its estimate of self insured healthcare costs and paid and recorded additional costs in the amount of $1.1 million due to higher than estimated claims expense for terminated employees. This amount has been included in the loss from discontinued operations for the three and nine month period ended September 30, 2006.

On June 20, 2006, Gregory B. Holmes, Pharm.D., resigned as President of Corporate Development of the Company and as a Director of the Company. The Separation Agreement included the following material terms: (i) 18 months severance (approximately $0.9 million to be paid $50,000 per month included in severance costs

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

disclosed above); (ii) the continuation of all non-compete restrictions contained in Dr. Holmes' current Employment Agreement for a period of 18 months; (iii) the acceleration of vesting of 11,935 shares of RSUs previously awarded to Dr. Holmes; (iv) the payment of health insurance for one year following his separation; and (v) the payment of perquisites and other expenses previously incurred as of his separation date.

During the quarter ended September 30, 2006, the Company paid $1.0 million of additional purchase consideration one half in stock and one half in cash to the former CPA shareholders in connection with the previously acquired CPA business (now a discontinued operation), which was due pursuant to the terms of the acquisition agreement. Previously, the purchase consideration related to this acquisition was treated as an adjustment to goodwill, however, since all goodwill related to discontinued operations was written off in the first quarter of 2006, the $1.0 million was included in the loss from discontinued operations for the nine month period ended September 30, 2006.

The table below is a reconciliation of beginning and ending liability balances in connection with asset retirement obligations and accrued charges recorded during the nine month period ended September 30, 2006 in discontinued operations.

	Balance at beginning of period	Accrued Charges	Cash and Stock Payments	Balance at end of period
Severance and Healthcare costs	$—	$2,616,038	$993,384	$1,622,654
Demolition related costs	—	1,050,000	—	1,050,000
Purchase consideration due to stockholders	—	1,000,000	1,000,000	—
Contract termination costs	—	1,111,321	95,238	1,016,083
	$—	$5,777,359	$2,088,622	$3,688,737

The above accrued charges are included in the accompanying condensed financial information under the captions “Liabilities from discontinued operations.” Estimated cash payments to be applied against the September 30, 2006 balances are estimated to be approximately $0.9 million in the remainder of 2006 and $2.8 million thereafter. It is reasonably possible that actual costs associated with asset retirement obligations, environmental remediation and other separation obligations such as self insured healthcare benefits to terminated employees will differ from estimated accrued amounts. Any changes to these amounts will be recorded as additional facts and circumstances require in the period in which they become known. The “liabilities from discontinued operations” included in the accompanying condensed financial information also include approximately $2.3 million in accounts payable, advance payments and other miscellaneous accrued liabilities in the amount of $0.3 million not reflected in the table above.

Income Taxes

During the third quarter ended September 30, 2006, the Company incurred a pre-tax loss from discontinued operations of approximately $4.4 million and recorded a federal and state tax benefit of approximately $1.2 million resulting in a net loss of approximately $3.2 million. The full amount of these losses, as described throughout this report, were incurred in the U.S. and are tax deductible. The Company has recorded a deferred tax asset of approximately $14.5 million which is included in deferred income taxes in the accompanying consolidated balance sheet and is classified as long-term. This asset is included in the Company’s net deferred income tax asset balance of $8.1 million on its September 30, 2006 balance sheet. The Company believes these tax benefits are more likely than not realizable and, accordingly, a valuation allowance has not been established.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Financial Information

The assets and liabilities of the Miami and Ft. Myers subsidiaries included in discontinued operations are presented in the accompanying consolidated balance sheets under the captions “Assets from discontinued operations” and “Liabilities from discontinued operations.” The carrying amounts of the major classes of these assets and liabilities are as follows:

	As of September 30, 2006	As of December 31, 2005
Assets:
Cash and cash equivalents	$—	$1,421,451
Accounts receivable, net	6,289,490	26,425,479
Prepaid expenses and other assets	108,008	1,608,866
Property and equipment, primarily land and building held for sale at September 30, 2006	3,487,415	24,701,651
Goodwill, net	—	4,051,082
Assets from discontinued operations	$9,884,913	$58,208,529
Liabilities:
Accounts payable	$1,570,974	$4,598,247
Accrued liabilities	3,960,733	1,251,432
Client advances	425,367	90,710
Liabilities from discontinued operations	$5,957,074	$5,940,389

At September 30, 2006 and December 31, 2005, accounts receivable are net of an allowance for doubtful accounts amounting to $1.1 million and $0.7 million, respectively.

The results of operations of the Miami and Ft. Myers subsidiaries are included in the consolidated statements of operations as “Earnings (loss) from discontinued operations, net of tax.” The amounts for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue:
Direct revenue	$(722,310)	$15,616,444	$7,776,078	$54,138,423
Reimbursed out-of-pockets	—	533,524	957,042	533,524
Total net revenue	(722,310)	16,149,968	8,733,120	54,671,947
Costs and expenses:
Impairment of long-lived assets	364,820	—	18,962,838	—
Goodwill impairment	—	—	4,051,082	—
Purchase consideration due to stockholders	—	—	1,000,000	—
Severance and Healthcare costs	1,075,820	—	4,741,649	—
Demolition costs	350,000	—	1,050,000	—
Contract termination costs	—	—	1,111,321	—
Other costs and expenses	1,950,687	13,699,597	18,956,601	37,688,170
Total costs and expenses	3,741,327	13,699,597	49,873,491	37,688,170
Earnings (loss) before income taxes	(4,463,637)	2,450,371	(41,140,371)	16,983,777
Income tax expense (benefit)	(1,221,348)	419,546	(14,472,819)	4,118,453
Earnings (loss) from discontinued operations	$(3,242,289)	$2,030,825	$(26,667,552)	$12,865,324
Earnings (loss) per share:
Basic	$(0.17)	$0.11	$(1.47)	$0.73
Diluted	$(0.17)	$0.11	$(1.45)	$0.71
Shares used in computing earnings (loss) per share:
Basic	18,348,322	18,459,258	18,150,182	17,543,438
Diluted	18,473,375	19,158,308	18,376,696	18,217,963

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended September 30, 2006, the Company recorded bad debt expense of approximately $0.7 million relating to accounts receivable no longer deemed collectible. The Company continues to pursue collections of remaining accounts receivable and will continue to evaluate the adequacy of its allowance for doubtful accounts.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

In connection with adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company’s intangible assets subject to amortization are approximately as follows:

	As of September 30, 2006			As of December 31, 2005
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Internally-developed software	5.0	$454,000	$(198,686)	$454,000	$(130,586)
Subject data-bases	4.0	900,000	(900,000)	900,000	(843,750)
Employment & non-compete agreements	3.4	1,425,788	(1,406,044)	1,425,788	(1,152,213)
Methodologies	4.1	2,568,000	(2,091,676)	2,568,000	(1,945,878)
Technology	5.0	3,859,000	(1,369,945)	3,859,000	(791,095)
Contracts & customer relationships	6.5	12,449,519	(3,834,497)	12,449,519	(2,542,176)

Subtotal		21,656,307	(9,800,848)	21,656,307	(7,405,700)
Intangible assets not subject to amortization:
Trade names	—	18,050,000	—	18,050,000	—

Total		$39,706,307	$(9,800,848)	$39,706,307	$(7,405,700)

Amortization expense for intangible assets from continuing operations during the three and nine month periods ended September 30, 2006 was approximately $0.7 million and $2.3 million, respectively, and approximately $1.0 and $3.0 million for the three and nine month periods ended September 30, 2005, respectively. The following table provides information regarding estimated amortization expense for each of the following years ended December 31:

2006	$3,030,000
2007	2,802,000
2008	2,782,000
2009	2,622,000
2010 and thereafter	3,015,000
$14,251,000

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2006, all intangible assets except goodwill and trade names were subject to amortization.

Under SFAS 142, the Company is required to perform an annual impairment test of its goodwill and indefinite-lived intangibles. As part of that test management assesses the composition of its assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent impairment test. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill and indefinite-lived intangibles below their carrying amounts, they will be tested for impairment. The Company will recognize an impairment charge if the carrying value of the net assets of the reporting unit exceeds the fair value determination. The impairment test that the Company has selected historically consisted of a ten year discounted cash flow analysis, including the determination of a terminal value, and requires management to make various assumptions and estimates including revenue growth, future profitability, peer group comparisons and a discount rate which management believes are reasonable.

The impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting subsidiary to which goodwill has been assigned. The Company then compares the fair value of each reporting unit to its carrying value, including goodwill. The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss.

Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets of the reporting unit from the fair value of the reporting unit as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

The Company completed its annual test on December 31, 2005. As described in “Note 3. Discontinued Operations,” the Company recorded goodwill impairment charges related to SFBC Miami and SFBC Ft. Myers for the year ended December 31, 2005 and the three month period ended March 31, 2006, respectively. The amounts are included in discontinued operations. In addition, for the period ended June 30, 2006, the Company recorded an impairment charge of $7.9 million to write-down goodwill associated with the Clinical Pharmacology Services, Inc. (“CPS”) operations. While CPS contributed to earnings from operations for the first half of 2006, the outlook for the remainder of the year and future periods was significantly reduced because a large portion of CPS revenues were related to projects being conducted at the Miami and Ft. Myers subsidiaries that the Company has discontinued. CPS was marginally profitable for the three month period ended September 30, 2006, however, the Company expects CPS to operate at a loss for the three month period ended December 31, 2006.

As of September 30, 2006, the Company had total net consolidated goodwill of approximately $267.0 million, which includes:

•

$228.1 million of goodwill related to the PharmaNet acquisition;

•

$16.8 million of goodwill related to Anapharm acquisition;

•

$14.3 million of goodwill related to the acquisition of Taylor Technology, Inc.;

•

$3.3 million of goodwill related to Analytical acquisition;

•

and $4.5 million of goodwill related to the CPS acquisition.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5. DEBT

Convertible Senior Notes Payable

In August and September 2004, PDGI issued $143.8 million aggregate principal amount of its 2.25% convertible senior notes due 2024. PDGI’s net proceeds after repurchasing 820,000 shares of its common stock and transaction costs were approximately $113.0 million. Interest is payable on the notes semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2005. The notes are convertible into cash and, if applicable, shares of PDGI’s common stock based upon an initial conversion rate of 24.3424 shares per $1,000 in principal amount of notes not to exceed 3,086,445 shares, subject to adjustment in certain circumstances. This results in an initial conversion price of approximately $41.08 per share. The notes are convertible at any time prior to the date of maturity and, upon conversion, holders of the notes will be entitled to receive cash up to the principal amount of the notes and, if applicable, shares of common stock pursuant to a formula contained in the notes. Upon a fundamental change, as defined in the notes, holders may require PDGI to repurchase all or a portion of their notes for cash at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest. If a fundamental change occurs prior to August 15, 2009, PDGI is required to pay, in addition to the repurchase price, a make-whole premium in cash and/or common stock. On or after August 15, 2009, PDGI may at its option, redeem the notes in whole or in part for cash at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. On each of August 15, 2009, August 15, 2014 and August 15, 2019, holders may require PDGI to purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be purchased plus accrued and unpaid interest. The notes are unsecured senior obligations and are effectively subordinated to all of PDGI’s existing and future secured indebtedness and to all existing and future liabilities of PDGI subsidiaries (including trade payables). The Company capitalized all costs related to the issuance of these notes, including approximately $1.1 million in one-time bonuses paid to executives directly related to the securing of the notes and Credit Facility described below and amortizes the costs on a straight-line basis over the expected term of the notes which approximates the effective interest method.

Credit Facility

On December 22, 2004, the Company entered into a $160.0 million credit facility (“Credit Facility”), as amended and restated from time to time,  from a syndicate of banks arranged by UBS Securities LLC (the “Bank”). The facility consisted of a term loan in the amount of $120.0 million and a revolving line of credit in the maximum amount of $40.0 million. Borrowings under the facility provided a portion of the consideration used to acquire 100% of the PharmaNet stock.

On March 15, 2005, the Company and certain of its executive officers sold 3,500,000 shares of PDGI common stock at $38.00 per share. The Company sold 3,078,000 shares and the executive officers sold 422,000 shares. In addition, PDGI granted the underwriters an option to purchase up to an additional 525,000 shares of common stock to cover over-allotments, which was not exercised. The net proceeds to the Company from the offering after expenses were approximately $108.2 million, of which the Company used $70.0 million to repay a portion of its outstanding term loan under its Credit Facility on March 17, 2005. The Company incurred a non-cash charge of approximately $2.2 million related to the write-off of deferred financing costs.

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

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On November 28, 2005, the Company again amended its amended and restated Credit Facility. The second amendment provides the Company the ability to spend up to $30.0 million to buyback PDGI stock (which was further limited in the amendment signed on October 14, 2006). In connection with the second amendment, PDGI’s Board of Directors changed its stock buyback program from a share limit of 1,000,000 shares to a dollar limit of the number of shares, which can be purchased for an aggregate of $30.0 million.

On May 9, 2006, the lenders waived all covenant violations from March 31, 2006 through June 30, 2006. Concurrently, as part of the waiver, the Company agreed to reduce the Credit Facility from $90.0 million to $45.0 million. As a result of the reduced availability, the Company incurred a write-off of approximately $1.2 million of deferred financing costs during the three months ended June 30, 2006. On June 30, 2006, PDGI was in default of the covenants of its Credit Facility.

On June 28, 2006, the Company entered into a Third Waiver and Amendment (the “Third Amendment”) to the Credit Facility in which the Bank agreed to amend and waive certain sections of the Credit Facility to include a waiver of all covenants set forth in the Credit Facility that the Company did not effectively meet until August 15, 2006. In connection with Asset Sales (as defined in the Credit Facility), the pre-payment threshold was reduced from $2.5 million to $0.5 million. Accordingly, under the terms of the Third Amendment, all monies received by the Company in connection with Asset Sales which, in the aggregate, are in excess of $0.5 million in any fiscal year, shall be used to prepay the loan. From June 30, 2006 to August 15, 2006, the Applicable Margin (as defined in the Credit Facility) with respect to Revolving Loans (as defined in the Credit Facility) that are Eurodollar Loans (as defined in the Credit Facility, “LIBOR”) were increased by 100 basis points to 3.00% and the Applicable Margin with respect to Revolving Loans that are Prime Rate Loans were increased by 100 basis points to 2.00%.

On August 11, 2006, the Company entered into a Fourth Waiver to the Credit Facility in which the Bank agreed to amend and waive certain sections of the Credit Facility to include a waiver of all covenants set forth in the Credit Facility that the Company did not effectively meet until September 29, 2006. On September 29, 2006, the Company entered into a Fifth Waiver and Consent to the Credit Facility in which the Bank agreed to amend and waive certain sections of the Credit Facility, which was effective until, but excluding, October 16, 2006.

On October 12, 2006, the Company entered into a Fourth Amendment (the “Amendment”) to its revolving Credit Facility. As a result of this Amendment, certain financial covenants and conditions in the Credit Facility were modified to reflect the Company’s current operations and business needs. The other material terms of the Amendment (i) require the Company to provide the Bank with additional financial reporting, (ii) permit the Company to enter into a sale-leaseback transaction for its Quebec City facility, and (iii) would require a temporary reduction in the amount of borrowing capacity under the Credit Facility to $22.5 million in the event the Company’s trailing twelve month EBITDA (as defined in the Credit Facility) (“TTM”) is materially below, by a certain percentage, the forecasts provided to the Bank. If the total amount of the Company’s outstanding loans exceeds $22.5 million at the time of the occurrence of such an event, the Company has no immediate obligation to repay these loans. If the TTM exceeds this threshold in future periods, the full borrowing capacity of the Credit Facility will be restored to $45.0 million. In conjunction with the Fourth Amendment, the Applicable Margin with respect to LIBOR Loans were increased by 25 basis points to 3.25% and the Applicable Margin with respect to Revolving Loans that are Prime Rate Loans were increased by 25 basis points to 2.25%, subject to change based upon certain leverage ratios.

As of the close of business on October 12, 2006, the Company’s outstanding balance under the Credit Facility was $16.4 million.

The principal balance outstanding on the Credit facility at December 31, 2005 was $17.0 million and $16.4 million at September 30, 2006. The outstanding balance on the Credit Facility as of September 30, 2006 is classified as long-term debt since the Company amended the Credit Facility and is in compliance with the covenants and conditions. The obligations under the Credit Facility are guaranteed by each of the Company’s U.S. subsidiaries, is secured by a mortgage on its land and property in Miami, Florida, a pledge of all of the assets of its U.S. operations and U.S. subsidiaries, and a pledge of 65% of the stock of certain of its foreign subsidiaries. The facility

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

is due in December 2009. The U.S. assets collateralizing the Credit Facility are approximately $403.7 million, including goodwill and intangible assets.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Litigation and Inquiries

In late December 2005, the SEC staff wrote to the Company requesting various documents principally relating to compensation payable to the Company’s former president and chairman, compensation payable to another former vice president of legal affairs relating to his compensation and that of his family, other information relating to the former officer duties and to the Independent Counsel’s Report. In addition, on March 28, 2006, the SEC staff wrote to the Company requesting various documents principally concerning related party transactions, compensation of, and other arrangements with, family members of certain of the Company’s employees, internal control and other accounting policies, the Company’s initial public offering, and the Form 8-K filed on June 8, 2005. The SEC also requested transcripts of all analyst and investor conference calls and all minutes of all board meetings, including committee meetings, since January 1, 2000. The Company has provided and continues to provide all requested documents to the SEC. The Company has not received any further updates from the SEC regarding the status of this matter.

In early November 2005, Bloomberg Magazine published a feature article on the drug development services industry. The article contained critical allegations about the Company’s Miami facility. Following publication of the article, the United States Senate Finance Committee (“Committee”) requested documents from the Company and requested to interview two former employees, including the former chairman of the board and president. The Company voluntarily provided documents to the Committee and these two former employees met with the Staff of the Committee. On February 8, 2006, the Committee made another request for documents and information relating to, among other things, the Company’s standard operating procedures, former employees, the institutional review boards PDGI uses, and the SEC Staff inquiry discussed above. The Company has provided all requested documents to the Committee. Although the Committee has no direct regulatory authority over the Company, it does have the power to recommend legislation that could affect the Company’s industry. In July 2006, the Company’s chief executive officer met personally with the Staff of the Committee. The Staff of the Committee concluded the meeting by indicating that the Committee’s specific investigation into the Company has been closed, and the Committee had no further inquiries of the Company at this time. In addition, subsequent to that meeting, in August 2006, Senator Charles E. Grassley sent a letter to the Company’s chief executive officer thanking him for his cooperation with the Committee. However, Senator Grassley maintained that he will continue to work ardently to make certain that the industry and the FDA are doing their job of protecting clinical trial subjects. The Company cannot predict what, if any, legislation will be passed into law.

Beginning in late December 2005, a number of class action lawsuits were filed in the United States District Court for the Southern District of Florida and the United States District Court for the District of New Jersey alleging that PDGI and certain of its current and former officers and directors violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder (the “Federal Securities Actions”). The Company was served notice of these lawsuits in early January 2006. The Federal Securities Actions allege that the defendants misrepresented the Company’s business conditions, prospects and financial results and failed to disclose the Company’s allegedly improper and reckless business practices, such as improper recruiting practices and mismanagement of clinical trials. The Federal Securities Actions purport to have been brought by one of two proposed classes – those who purchased the Company’s common stock from August 4, 2003 through December 15, 2005 or from February 17, 2004 through December 15, 2005. On June 21, 2006, the Judicial Panel for Multidistrict Litigation transferred all of the Federal Securities Actions for pre-trial proceedings in the District of New Jersey. The Company intends to vigorously defend itself against these class actions. As the outcome of the matters is difficult to predict, significant changes in the Company’s estimated exposures could occur.

On November 1, 2006, Arkansas Teachers' Retirement System, the lead plaintiff in the Federal Securities Action, filed a consolidated amended class action complaint (“Amended Complaint”). The Amended Complaint alleges that the Company and several of its current and former officers and directors violated Sections 11, 12 (a)(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Amended Complaint claims violations of these federal securities laws through misstatements or omissions regarding: the maximum occupancy at the Company's Miami facility; the Miami facility's purportedly dangerous and unsafe structure; the Company's clinical practices; purported conflicts of interests involving Independent Review Boards used by the Company; related-party transactions; and some former executives' qualifications. The Company intends to file a motion to dismiss the Amended Complaint and to vigorously defend against the pending class action. As the outcome of this action is difficult to predict, significant changes in the estimated exposures could occur.

Beginning in late December 2005, a total of five stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida and the United States Court for the District of New Jersey against certain of the Company’s current and former officers and directors, as well as PDGI (as a nominal defendant) for alleged violations of state and federal law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, disgorgement under the Sarbanes-Oxley Act of 2002 and violation of Section 14(a) of the Securities Exchange Act of 1934 (the “Federal Derivative Actions”). The Company was served notice of these lawsuits in early January 2006. The Federal Derivative Actions allege that the individual defendants misrepresented and engaged in a conspiracy to misrepresent the Company’s business condition, prospects and financial results, failed to disclose the Company’s allegedly improper and reckless business practices, such as mismanagement of clinical trials and mistreatment of research participants, used the Company’s artificially inflated stock to acquire other companies and complete public offerings and engaged in illegal insider trading. Beginning in late January 2006, two substantially similar derivative actions were filed in Florida Circuit Court (the “Florida Circuit Court Derivative Actions”). On June 21, 2006, the Judicial Panel for Multidistrict Litigation transferred the Federal Derivative Actions pursuant to 28 U.S.C. § 1407 for pre-trial proceedings in the District of New Jersey where they were later consolidated ("Federal Derivative Action."). A consolidated amended complaint in the Federal Derivative Action is expected on or before November 10, 2006. Following the decision of the Judicial Panel for Multidistrict Litigation and the decision to consolidate all of the Federal Derivative Actions in the District of New Jersey, the plaintiffs in the Florida Circuit Court Derivative Actions entered an order staying their cases pending final resolution of the Federal Derivative Action. The individuals named as defendants in these derivative actions intend to vigorously defend against the lawsuits. As the outcome of these matters is difficult to predict, significant changes in the Company’s estimated exposures could occur.

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

On May 17, 2006, the Miami-Dade County Unsafe Structures Board (the “USB”) failed to issue an extension for reviewing the plans submitted by the Company related to its planned structural improvements to the Miami facility. On June 19, 2006, the Company filed both a petition to reverse the USB’s demolition order and an emergency motion to stay the order during the pendency of the appellate proceedings. Under the USB’s order, the Company had 60 days from May 17, 2006 in which it needed to both demolish and clean up the debris of its Miami facility. On June 28, 2006, the Company learned that the Circuit Court for the 11th Judicial Circuit for Miami-Dade County Florida, Appellate Division granted the Company’s motion to stay the demolition order for its Miami facility

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

pending the outcome of the appellate proceedings. In June 2006, the Company filed a motion and brief with the Circuit Court and a response brief was subsequently filed by Miami-Dade County. Before the appeal could be resolved, the Company entered into a settlement with the USB, pursuant to which the Company agreed to use its reasonable best efforts to demolish the facility within ninety days of receiving a permit from the USB to do so. The appeal was dismissed on September 11, 2006.

Employment Agreements

The Company has entered into written employment agreements with certain executive officers which expire at different times in 2007-2009. The agreements provide the employees with an annual salary and other benefits. They are eligible to receive grants of RSUs, options or other equity incentives and annual bonuses, subject to the approval of PDGI’s Compensation Committee. Additionally, the written agreements also provide the employees with an option to terminate their agreement and receive lump sum payments, as defined in the respective agreements, if there is a change in control of the Company or if they are terminated without cause.

On August 24, 2006, the Company notified Mr. David Natan that he is being appointed to serve as the Company’s Executive Vice President of Reporting and Analysis, Chief Accounting Officer and Assistant Secretary. Mr. Natan accepted the appointment by the Board of Directors effective August 24, 2006. Mr. Natan had served as the Company’s Chief Financial Officer, Treasurer and Secretary since March 2002. The material terms of Mr. Natan’s employment agreement were disclosed on a Form 8-K filed on August 28, 2006. However, the Company continues to negotiate the remaining terms of Mr. Natan’s employment agreement, and the parties are working towards finalizing the final form of his agreement.

On August 24, 2006, the Board of Directors appointed Mr. John P. Hamill to replace Mr. David Natan to serve as the Company’s new Chief Financial Officer, Treasurer and Secretary. Mr. Hamill’s position as Chief Financial Officer, Treasurer and Secretary commenced August 24, 2006. Mr. Hamill was and continues to serve as Sr. Vice President of PharmaNet, having served in that capacity since January, 2006. The material terms of Mr. Hamill’s employment agreement were disclosed on a Form 8-K filed on August 28, 2006. However, the Company continues to negotiate the remaining terms of Mr. Hamill’s employment agreement, and the parties are working towards finalizing the final form of his agreement.

On August 24, 2006, the Board of Directors appointed Dr. Thomas J. Newman to serve as the Company’s new Executive Vice President, Late Stage Development. Dr. Newman’s position as Executive Vice President, Late Stage Development commenced August 24, 2006. Dr. Newman was, and continues to serve as Executive Vice President and Chief Operating Officer of PharmaNet.

In connection with the appointment of Jeffrey P. McMullen to serve as president and chief executive officer of the Company, on May 9, 2006, the Compensation Committee of the Company negotiated and approved the terms of a new employment agreement for Mr. McMullen. The material terms of Mr. McMullen’s employment agreement were disclosed in a Form 8-K filed on May 10, 2006. The employment agreement was executed on June 30, 2006 and is included as an exhibit to the Company’s Form 10-Q filed on August 19, 2006.

As of December 31, 2005, the Company entered into severance agreements with its then chief executive officer and president who each resigned as of that date. The Company paid these two executive officers approximately $3.8 million, one-half of which was received by them in early 2006 and the balance was placed into the trust account of counsel to the Company and disbursed on June 30, 2006 without the Company making any claims against the proceeds held in the trust account. The former executives also agreed to a two-year non-compete and to maintain confidentiality for such period. As a result of entering into the severance agreements in lieu of terminating these executives without cause, the 31,826 RSUs held by them and unvested options expired.

Employee Stock Purchase Plan and PharmaNet 401(k) Plan

On June 21, 2004, PDGI’s stockholders approved the ESPP permitting eligible participants (excluding executive officers) to purchase up to 150,000 shares of the Company’s common stock. The ESPP permits employees who are employed for at least 20 hours per week and who have been so employed for at least three months continuously by PDGI or one of its designated subsidiaries the option of purchasing common stock from PDGI at a

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15% discount from the lower of the fair market value of such shares at the beginning of an offering period or the fair market value of such shares at the end of the offering period. Each offering period (except the initial period) is six months. Each eligible employee is granted an option to purchase such shares at the beginning of each offering period. In May 2005, PDGI’s stockholders approved an amendment to the ESPP which increased the total number of shares of the Company’s common stock available under the ESPP to 250,000 shares. Additionally, in August 2006, PDGI’s stockholders approved an amendment to the ESPP which increased the total number of shares of the Company’s common stock available under the ESPP by 200,000 shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. As of September 30, 2006 and December 31, 2005, there were 231,060 shares and 55,039 shares, respectively, issued under the ESPP. The ESPP follows IRS guidelines for eligibility.

The Company offers a 401(k) plan to its employees with annual matching contributions. The contribution level on the Company match is determined by the Company’s Board of Directors, and vest ratably over a three-year period. Company matching contributions for all employees for each of the three years ended December 31, 2005, 2004 and 2003 were approximately $0.5 million, $0.5 million, and $0.1 million, respectively. PharmaNet has offered a 401(k) plan to its U.S. employees. PharmaNet made matching contributions of approximately $1.6 million to the plan in 2005. PharmaNet has also provided defined contribution plans for employees of certain foreign subsidiaries with aggregate contributions of approximately $1.3 million in 2005. The Company’s intent is to merge the U.S. plans. Effective December 31, 2005, the PharmaNet 401(k) plan was amended to provide that it will accept no further plan contributions. After such date, PharmaNet employees are eligible to participate in the Company’s 401(k) plan. During 2005, the Company discovered that the PharmaNet 401(k) plan may have sustained certain operational defects. The primary issue relates to certain individuals who previously had a portion of their 401(k) plan account balances invested in PharmaNet stock. This form of investment dates back to 1998 and the stock fund was liquidated upon the merger of PharmaNet with the Company in December 2004. During the years that the PharmaNet 401(k) plan held PharmaNet stock, PharmaNet valued the closely held employer stock periodically, but generally not more frequently than semiannually. Because there were purchases and sales of PharmaNet stock on a more frequent basis, there is a question as to whether such transactions were for fair market value. It is possible that the PharmaNet 401(k) plan may have paid PharmaNet an amount greater than fair market value for its stock or sold back stock to PharmaNet at an amount less than fair market value, resulting in reduced values of participants’ accounts. The PharmaNet stock value was determined by the Board of Directors periodically using procedures that they believed were reasonable. It should also be noted that the PharmaNet 401(k) plan document required daily valuation of all plan assets. As a result of this provision and at least one other 401(k) plan provision, it appears that the PharmaNet plan was not operated in accordance with its plan document. PharmaNet has applied with the Internal Revenue Service to correct these 401(k) plan defects and expects to similarly apply to the Department of Labor. This process may result in a substantial liability by PharmaNet to its plan participants as well as related costs. As of September 30, 2006, the Company has accrued approximately $0.5 million related to this matter. However, this amount represents an estimate and as the outcome of this matter is difficult to predict, significant changes in the estimated exposure could occur.

NOTE 7. SECONDARY PUBLIC OFFERING

On March 15, 2005, the Company and certain executive officers of the Company sold 3,500,000 shares of PDGI common stock at $38.00 per share. The Company sold 3,078,000 shares; and the executive officers sold 422,000 shares. In addition, PDGI granted the underwriters an option to purchase up to an additional 525,000 shares of common stock to cover over-allotments, which was not exercised. The net proceeds to PDGI from the offering after expenses were approximately $108.2 million, of which PDGI used $70.0 million to repay a portion of its outstanding term loan under its Credit Facility on March 17, 2005 and an additional $38.0 million of offering proceeds to repay the line of credit in conjunction with the amendment of the Credit Facility in June 2005. The Company incurred a non-cash charge of approximately $3.3 million related to the write-off of deferred charges due to repayments on the term loan in 2005.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. SEGMENT INFORMATION

Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Effective the year ended December 31, 2005, with a change in the Company’s chief executive officer, PDGI has initiated reporting the Company’s results of operations in two segments – early stage clinical development and late stage clinical development. Early stage clinical development consists primarily of the Company’s Phase I clinical trial facilities and the Company’s bioanalytical laboratories. Late stage clinical development consists of PharmaNet, which primarily provides Phase II through Phase IV services, including clinical operations, data management and biostatistics, regulatory, medical and scientific affairs and consulting. As referenced throughout this report, prior and current year financial results have been revised to exclude discontinued operations consisting of the Miami and Ft. Myers early stage entities. Segment information for the three months ended September 30, 2006 and 2005 is as follows:

	Early Stage Development	Late Stage Development	Other Reconciling Items(1)		Total
Direct revenue
2006	$25,909,168	$50,109,606		$—	$76,018,774
2005	$31,419,515	$40,471,067		$—	$71,890,582

Depreciation and amortization
2006	$1,648,893	$1,837,718	$		$3,486,611
2005	$1,694,057	$1,794,309		$—	$3,488,366

Goodwill impairment
2006	$—	$—		$—	$—
2005	$—	$—		$—	$—

Earnings (loss) from continuing operations
2006	$3,991,997	$6,983,946		$(5,064,522)	$5,911,421
2005	$9,412,359	$5,454,775		$(3,241,935)	$11,625,199

Interest income
2006	$58,594	$377,756		$(282,793)	$153,557
2005	$100,008	$30,916		$9,385	$140,309

Interest expense
2006	$86,574	$(800)		$1,590,743	$1,676,517
2005	$86,467	$1,522		$1,692,418	$1,780,407

Total assets
2006	$125,012,468	$397,868,271		$32,189,682	$555,070,421	(2)
2005	$124,297,267	$354,012,914		$50,576,584	$528,886,765	(2)
Capital additions
2006	$5,275,569	$2,485,364		$—	$7,760,933
2005	$1,692,817	$1,128,066		$—	$2,820,883

———————

(1)

Represents corporate allocations and reclassifications.

(2)

Excludes assets of discontinued operations.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Segment information for the nine months ended on September 30, 2006 and 2005 is as follows:

	Early Stage Development	Late Stage Development	Other Reconciling Items(1)	Total
Direct revenue
2006	$76,692,015	$146,588,128	$—	$223,280,143
2005	$77,462,605	$115,591,101	$—	$193,053,706

Depreciation and amortization
2006	$5,228,356	$5,642,466	$—	$10,870,822
2005	$4,894,724	$5,975,098	$—	$10,869,822

Goodwill impairment
2006	$7,873,000	$—	$—	$7,873,000
2005	$—	$—	$—	$—

Earnings (loss) from continuing operations
2006	$(377,141)	$22,418,455	$(16,458,926)	$5,582,388
2005	$15,598,571	$12,694,977	$(8,027,410)	$20,266,138

Interest income
2006	$196,987	$831,584	$21,489	$1,050,060
2005	$283,204	$132,938	$278,499	$694,641

Interest expense
2006	$272,640	$77,183	$6,082,796	$6,432,619
2005	$1,762,556	$10,767	$8,571,048	$10,344,371

Total assets
2006	$125,012,468	$397,868,271	$32,189,682	$555,070,421	(2)
2005	$124,297,267	$354,012,914	$50,576,584	$528,886,765	(2)
Capital additions
2006	$11,411,044	$6,885,125	$—	$18,296,169
2005	$5,756,119	$3,857,969	$—	$9,614,088

———————

(1)

Represents corporate allocations and reclassifications.

(2)

Excludes assets of discontinued operations.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9. RELATED PARTY TRANSACTIONS

For the year ended December 31, 2005 one employee related to the Company’s former chief executive officer, one employee related to the Company’s former president and two employees related to the Company’s then executive vice president of clinical operations were paid a total of approximately $0.2 million. These latter two employees, whose combined annual salaries equal approximately $0.1 million, terminated their employment with PDGI in April and May 2006, respectively. Additionally, the Company’s former vice president of legal affairs controlled companies and an individual that provided services to or received personal benefits from the Company and received $0.2 million for the year ended December 31, 2005. All of these services were discontinued as of December 31, 2005.

Related party transactions for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Salaries and benefits	$—	$78,977	$58,277	$236,930
Contract labor	—	56,373	—	112,740
	$—	$135,350	$58,277	$349,670

Loans Receivable from Officers/Stockholders

In connection with the acquisition of KeyStone Analytical Laboratories, Inc. (“KAL”), now known as SFBC Analytical Laboratories, Inc., the Company entered into a five-year employment agreement with the former president of KAL. The agreement provides for, among other things, a loan of $1.0 million repayable in equal installments of approximately $0.2 million plus interest of 4.45% per annum on each August 20th commencing in 2002, which is secured by a portion of the common stock issued to the employee. Provided that the employee serves on a full-time basis, as defined, the Company will annually forgive approximately $0.2 million of the outstanding principal balance and accrued interest until the note is fully satisfied. In that regard, the Company is amortizing the note and accrued interest receivable to salaries expense on a straight-line basis over a five-year period. Since the former president of KAL was employed on August 20, 2005 (and continues to be employed) the approximately $0.2 million payment of the note along with the accrued interest was forgiven in August 2006. Interest income related to this loan for the three months ended September 30, 2006 and 2005 was $1,398 and $2,767, respectively and $6,356 and $12,631, respectively, for the nine months ended September 30, 2006 and 2005. As of September 30, 2006, all remaining loan balances were forgiven.

Note Receivable from Minority Interest

In December 2005, the Company entered into a five-year promissory note with Novatia, LLC, in which its subsidiary, TTI, owns a 25% interest. The agreement provides for a note of approximately $0.2 million with interest rate of 6% per annum repayable in monthly payments of approximately $4,156 for 59 months. A loan balance of approximately $0.2 million is reflected in other assets as of September 30, 2006.

NOTE 10. INCOME TAX EXPENSE (BENEFIT)

The Company’s effective tax rate for the three month period ended September 30, 2006 was an expense of 14.4%, compared to an expense of 14.1%, for the three month period ended September 30, 2005. The Company’s tax rate changed modestly for the three month period ended September 30, 2006 due to the higher losses in U.S. operations and lower than expected profits at Anapharm. As a result of a change in the competitive nature of generic marketplace which the Company determined became permanent in the three month period ended September 30, 2006, the Company reduced the estimates on the amount of Canadian tax credits that could be realized in the future. As a result, the Company recorded a valuation allowance of approximately $1.9 million against tax credits that had been recorded in 2006. This had the impact of increasing the Company’s worldwide tax rate. The Company will continue to evaluate its estimates on the level of tax credits that can be realized in the future based upon Anapharm’s projected future profitability.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Additionally, in the nine month period ended September 30, 2006, the Company recorded a tax deductible goodwill impairment charge of $7.9 million and approximately $22.6 million in corporate expenses and interest charges. These tax deductible losses and expenses in the United States were materially in excess of prior year amounts and had the impact of substantially reducing the Company’s worldwide tax rate to a benefit of 209.6% compared to an expense of 11.4% for the nine month period ended September 30, 2005. PharmaNet operates both in the U.S. and in numerous different taxing jurisdictions worldwide, many with lower tax rates than the U.S. The Company expects (1) the nature of Anapharm’s business and the generation of tax credits to continue; and (2) PharmaNet to continue generating a portion of their profits in taxing jurisdictions with lower effective tax rates than the U.S.

NOTE 11. SUBSEQUENT EVENTS

On October 16, 2006, the Company and its subsidiary, Anapharm, entered into an agreement to sell its Quebec City facility (the “Facility”), which is currently under construction and which is expected to house all of Anapharm’s Quebec City operations commencing in the second quarter of 2007, to a third-party Canadian investor (the “Investor’). The Investor, pursuant to the terms of this agreement, simultaneously agreed to lease the Quebec City facility back to the Company. Upon execution of the agreement, the Company received approximately $11.2 million Canadian dollars (or approximately $9.8 million U.S. dollars based upon the conversion rate on October 16, 2006) from the Investor. Commencing in June 2007, the Company will pay market rate rent to the Investor for use of the facility. The exterior structure and roof are primarily complete at this time. Stairwells, passenger and freight elevators have been installed inside the facility. The remaining construction is primarily attributable to the interior build-out.

Under the terms of the agreement, the Investor is required to pay the remaining constructions costs to complete the Facility, up to an amount of $17.5 million. Any construction costs incurred above $17.5 million up to a maximum amount of $18.0 million will result in an adjustment to the base rent in the lease agreement. Any construction costs in excess of $18.0 million will be borne by the Company. In the event the Investor is unable to pay any of the on-going constructions costs, the Company will be required under its existing construction contract to make such payments to the builder. The remaining construction costs are estimated to be approximately $15.0 - 18.0 million. In the event the Company is required to pay any construction costs, it will receive a rent subsidy for the equivalent value from the Investor. Based on the financial strength of the Investor, the Company believes it is likely that the Investor will make these payments.

Under the terms of FASB 98 Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, the Company’s contingent liability to the builder as well the Company’s involvement in ensuring the building is designed and built to properly meet its operational need, constitutes “continuing involvement”. Therefore, this transaction does not currently qualify for sale-leaseback accounting. As a result, in periods subsequent to September 2006, the Company will reflect the $9.8 million it received in October 2006 as a liability on its consolidated balance sheet. The land and construction in progress will remain on the Company’s consolidated balance sheet as an asset until such time as the building is completed, and the Company no longer has any continuing involvement in the building funding, construction and design. This accounting treatment has no impact on the Company’s credit facility.

Item 2.

Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005.

Due to the Board of Directors’ decision, after management’s recommendation, in May 2006 to discontinue operations in Florida, all financial results in this report reflect our continuing operations only, unless otherwise stated (see “Note 3. Discontinued Operations”). Certain prior period amounts have been revised as a result of the discontinued operations.

The following discussion and other information in this report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In many cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate”, “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors, as more fully discussed herein under the heading “Forward-Looking Statements,” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations ─ Special Factors Relating to our Business and Common Stock” and “Risk Factors” contained in our Form 10-K for the year ending December 31, 2005 filed with the Securities and Exchange Commission and the Risk Factors contained in this report on Form 10-Q. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made and carefully consider the special factors. We do not assume any obligation to update the forward-looking statements after the date hereof.

Overview

We are a leading global drug development services company, providing a broad range of both early and late-stage clinical drug development services to branded pharmaceutical, biotechnology, generic drug and medical device companies around the world. We have conducted clinical trials on many leading drugs. Effective with the year ended December 31, 2005, we initiated reporting the results of our operations in two clinical development segments: early-stage and late-stage. Early-stage consists primarily of our Anapharm Phase I generic clinical trial facilities, SFBC Taylor Technology, Inc., also referred to herein as Taylor, and other bioanalytical laboratories. Additionally, our early stage business provides data management and biostatistcal services. Late-stage consists of, our subsidiary, PharmaNet, which primarily provides global Phase II through Phase IV services.

We operate two Phase I clinical trial facilities, one in Quebec City and one in Montreal, Canada. In total, these two units have approximately 316 beds. We plan to complete construction of a third early-stage facility in Toronto, Canada during the first quarter of 2007. In August 2006 after considerable delay, we obtained a building construction permit for the Toronto facility and commenced construction. We expect to complete the construction by the first quarter of 2007 and are currently assessing the timing of starting operations at that facility. For the three and nine month periods ended September 30, 2006 we have incurred approximately $0.3 million and $0.5 million in rent expense, respectively, at the Toronto facility. Additionally, we intend to move our Quebec City clinical trials facility, administrative offices and bioanalytical laboratory to a new state-of-the-art facility in Quebec City in the second quarter of 2007. On October 16, 2006, we, through Anapharm, entered into an agreement to sell our Quebec City facility, which is currently under construction and which is expected to house all of Anapharm’s Quebec City operations in the second quarter of 2007, to a third-party Canadian investor. The investor, pursuant to the terms of this agreement, simultaneously agreed to lease the Quebec City facility back to us. Pursuant to the terms of this agreement, the Quebec City facility has been sold to the investor for approximately $11.2 million Canadian dollars (or approximately $9.8 million U.S. dollars based upon the conversion rate on October 16, 2006). Commencing in June 2007, we will pay market rate rent to the investor for the facility. These facilities primarily service the generic industry. Our goal is to diversify our service offering in these facilities to include some branded clinical work. In May 2006, upon the recommendation of our management, our Board of Directors decided to discontinue our early-stage operations in Florida (see “Note 3. Discontinued Operations.”) As a result of discontinuing operations, we no longer have any Phase I clinical facilities in the U.S.

We provide bioanalytical services through our five bioanalytical laboratories, located in Philadelphia, Pennsylvania; Princeton, New Jersey; Quebec City and Toronto, Canada; and Barcelona, Spain. The latter is a joint venture in which we are a 49% joint venture partner.

Through PharmaNet, we offer late-stage clinical development services. PharmaNet accounted for approximately 60.0% of our direct revenue for the nine months ended September 30, 2005. During 2006 this percentage has increased significantly to approximately 65.7% primarily as the result of the material decline in our early-stage business revenue at Anapharm and Taylor over 2005 levels and due to significant growth of PharmaNet revenues over 2005 levels in the same period. We provide late-stage clinical development and related services through a network of more than 25 offices. Our global platform facilitates optimal site selection, timely patient recruitment, and the efficient conduct of complex worldwide clinical trials. We believe that we have strong late-stage development expertise in most therapeutic areas, with a specific focus on oncology, neuroscience, cardiovascular and infectious disease. In our late-stage business, we also use a full line of proprietary software products specifically designed to support clinical development activities. These web-based products, which we believe comply with the FDA, and international guidelines and regulations governing the conduct of clinical trials, facilitate the collection, management, and reporting of clinical trial information. To date, net revenue derived from these products has not been material.

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

Our effective tax rates for the three and nine month periods ended September 30, 2006 were an expense of 14.4% and a benefit of 209.6% respectively compared to expenses of 14.1% and 11.4% respectively, for the three and nine month periods ended September 30, 2005. Our tax rate changed modestly for the three months ended September 30, 2006 due to losses in certain U.S. operations and lower than expected profits at Anapharm. As a result of the change in the competitive nature of generic marketplace which we determined became permanent in the three month period ended September 30, 2006 we reduced our estimates on the amount of Canadian tax credits that could be realized in the future.

Additionally, in the nine month period ended September 30, 2006, we recorded a tax deductible goodwill impairment charge of approximately $7.9 million at CPS and a one-time tax deductible write-down of approximately $1.2 million in deferred financing costs due to a reduction in size of our Credit Facility. This substantially increased our U.S. losses subject to the statutory 35% rate. Our future effective tax rate will primarily be dependent on the relative amount of the pre-tax earnings contribution of our domestic and foreign operations. Our foreign operations at PharmaNet and Anapharm operate in jurisdictions where the effective tax rate is significantly lower than the U.S. statutory rate.

Discontinued Operations

In connection with our decision to discontinue our Florida operations, and in accordance with generally accepted accounting principles, we have incurred for the nine months ended September 30, 2006, the following cash and non-cash costs related to the discontinued operations: (i) approximately $14.0 million of non-cash costs related to the write-down of our Miami facilities; (ii) approximately $5.0 million of non-cash costs related to the write-down of fixed assets which were located at our South Florida facilities; (iii) an expense of approximately $4.7 million related to separation payments made to certain employees (approximately $1.1 million of which already had been paid as of November 3, 2006); (iv) an expense of $1.0 million related to earnout paid one half in stock and one half in cash in mid-August 2006 in connection with a previously acquired business (now a discontinued operation), which was due pursuant to the terms of the acquisition agreement; (v) an accrual of approximately $1.1 million reserved in connection with the estimated costs to demolish the Miami facility, including environmental contingencies; (vi) approximately $1.1 million expensed in connection with certain service agreements for office equipment; and (vii) approximately $14.3 million for operating losses incurred from discontinued operations as of September 30, 2006.

As part of the foregoing amounts, we expect to incur the following cash expenditures in connection with our discontinued operations: (i) approximately $1.6 million remaining to be paid over a period of time for the separation payments made to former employees; (ii) approximately $1.1 million in connection with costs to demolish the Miami facility; and (iii) approximately $1.0 million to be paid over time in connection with the potential early termination of certain service agreements for office equipment. These cash expenditures are included in the amounts set forth above and are also included in the loss from discontinued operations, net of income taxes as of September 30, 2006 as disclosed by us.

In addition to these amounts, we expect to incur the following additional estimated amounts relating to potential issues associated with our discontinued operations: (i) approximately $0.5 million for general and administrative expenses which are expected to be incurred through December 31, 2006; and (ii) the potential uncollectibility of certain accounts receivable from discontinued operations. Our current outstanding accounts receivable from discontinued operations as of November 2006 is approximately $7.3 million, and we have reserved approximately $1.1 million of this amount.

The foregoing amounts are our current good faith estimates and are subject to change depending on actual amounts. We will update this disclosure as soon as more information becomes available.

Critical Accounting Estimates

The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the applicable period. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that we believe to be reasonable under the circumstances. These estimates and our actual results are subject to known and unknown risks and uncertainties, including those discussed in the “Special Factors Relating to Our Business and Common Stock” section of Part II, Item 1A of this Form 10-Q. There have been no material changes in our critical accounting estimates or our application of these estimates in 2006, with the exception of the Canadian tax credits.

Results of Operations

The following table summarizes our results of continuing operations for the three and nine months ended September 30, 2006 and 2005. With the exception of the tax rate, all percentages calculated are ratios of direct revenue.

	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006			2005
			(Revised)					(Revised)
Direct revenue	$76,018,774	100.0%	$71,890,582	100.0%	$223,280,143	100.0%		$193,053,706	100.0%
Reimbursed out-of-pockets	27,235,490	35.8%	21,852,492	30.4%	80,119,231	35.9%		65,340,179	33.8%
Total net revenue	103,254,264		93,743,074		303,399,374			258,393,885
Costs and expenses:
Direct costs	45,769,899	60.2%	40,099,096	55.8%	135,884,050	60.9%		112,089,743	58.1%
Reimbursable out-of-pockets	27,235,490	35.8%	21,852,492	30.4%	80,119,231	35.9%		65,340,179	33.8%
Selling, general and administrative expenses	24,337,454	32.0%	20,166,287	28.1%	73,940,705	33.1%		60,697,825	31.4%
Impairment of goodwill	—	—	—	—	7,873,000	3.5%		—	—
Gross profit margins	30,248,875	39.8%	31,791,486	44.2%	87,396,093	39.1%		80,963,963	41.9%
Earnings from operations	5,911,421	7.8%	11,625,199	16.2%	5,582,388	2.5%		20,266,138	10.5%
Earnings (loss) before taxes and minority interest	3,741,146	4.9%	8,528,825	11.9%	(2,802,297)	(1.3%	)	9,938,149	5.2%
Income tax (benefit)	538,771	14.4%	1,204,844	14.1%	(5,874,452)	(209.6%	)	1,131,324	11.4%
Minority interest in joint venture	222,835	0.3%	192,590	0.3%	516,798	0.2%		366,855	0.2%
Net earnings (loss) from continuing operations	$2,979,540	3.9%	$7,131,391	9.9%	$2,555,357	1.1%		$8,439,970	4.4%
Earnings (loss) from continuing operations per share:
Basic	$0.16		$0.39		$0.14			$0.48
Diluted	$0.16		$0.37		$0.14			$0.46

Revenue

Our net revenue, including reimbursed out of pocket expenses, was approximately $103.3 million and $303.4 million for the three and nine months period ended September 30, 2006, respectively, compared to $93.7 million and $258.4 million for the corresponding quarter ended September 30, 2005. This represents an increase of 10.1% and 17.4% for the three and nine month periods ended September 30, 2006 compared to the same period in 2005, respectively. The increase in the direct revenue excluding reimbursed out-of-pocket expenses for the three month period ended September 30, 2006 compared to the same period in 2005 is primarily attributable to a significant increase in revenues of 23.8% in our late-stage business offset by a significant decline of 17.5% in our early stage business. The increase for the nine month period ended September 30, 2006 compared to the same period in 2005 is attributable to a significant increase in revenues in our late stage segment of 26.8% offset by a slight decline of 0.9% in our early stage business.

For the three month period ended September 30, 2006, direct revenue from U.S. operations was approximately $34.8 million and $41.2 million from foreign operations compared to $32.3 million from our U.S. operations and $39.6 from foreign operations for the same period in 2005. For the nine months ended September 30, 2006, direct revenue was approximately $104.9 million from the U.S. operations and approximately $118.4 from foreign operations compared to approximately $90.6 million from our U.S. operations and approximately $102.5 million from foreign operations for the same period in 2005. The increase in direct revenue for both U.S. and foreign operations for 2006 compared to the same period in 2005 is primarily due to a significant increase in revenues in our late-stage business offset to a lesser extent by a decrease in our early stage business.

Direct Costs

Direct costs as a percentage of direct revenue increased to 60.2% for the three months ended September 30, 2006 compared to 55.8% for the same period in 2005. For the nine months ended September 30, 2006, direct costs as a percentage of revenue increased to 60.9% from 58.1% for the same period in 2005. The increase in direct costs as a percentage of direct revenue is primarily related to our early stage operations. For the three and nine month periods ended September 30, 2006, we experienced a shift in our business at Anapharm to more clinical work compared to bioanalytical work as a percentage of their overall business. We expect this trend to continue for the immediate future. Direct costs as a percentage of revenue are higher in our clinical operations than in the bioanalytical operations. Additionally, our early stage business experienced more pricing pressure in both the clinical and bioanalytical operations as a result of industry competition in the generic market. Both of these factors increased our early stage business’s direct costs as a percentage of revenue. During the three and nine month period ended September 30, 2006 Anapharm recorded a liability of approximately $0.3 million, and $0.9 million, respectively, to cover direct costs of repeating work due to new research findings by Anapharm on one of its assay methods. Our early stage business historically has experienced periods of competition, however, in the three month period ended September 30, 2006, we determined that the industry change in the generic would become a permanent for the foreseeable future. As a result of this determination we began implementing steps to reduce both direct and other costs at our Anapharm subsidiary which comprises the majority of our early stage segments. These steps include headcount reductions, reduction of personnel through attrition, process changes to improve efficiencies, reduced reliance on outside contractors and other cost reductions. We expect these steps to yield between $3.0 million to $3.5 million from additional revenue and cost reductions during the next 12 months. We cannot assure you that we will be successful in realizing these benefits.

Additionally direct costs which is comprised primarily of labor costs for the early stage segment were significantly higher than expected due to lower than expected revenues

Gross Profit Margins

Our gross profit margins as a percentage of direct revenue decreased to 39.8% and 39.1% from 44.2% and 41.9% for the three and nine month period ended September 30, 2006, compared to the same periods in the prior year. Since we perform a wide variety of services, all of which carry different gross margins, our future margins will vary from quarter-to-quarter, and year-to-year based upon the mix of these contracts, our capacity levels at the time we begin the projects and the amount of revenue generated for each type of service we perform. Even within category types, the amount of gross margins generated might vary due to the unique nature and size of each contract and project we undertake. This could impact our future profit margins and profit comparisons to historical levels. During the period ended September 30, 2006, the early stage segment had higher than expected direct costs resulting in lower profit margins than historic levels. This trend is expected to continue for the immediate future.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses or SG&A expenses increased to approximately $24.3 million for the three month period ended September 30, 2006 compared to $20.2 million for the same period in the prior year. For the nine months ended September 30, 2006, our SG&A expenses were $73.9 million compared to $60.7 in 2005. As a percentage of direct revenue, our SG&A expenses increased to 32.0% for the quarter ended September 30, 2006 from 28.1% for the quarter ended September 30, 2005.

The increase in total SG&A expenses for the three and nine month period ended September 30, 2006 compared to the same periods in 2005 is primarily attributable to a significant increase in corporate expenses of $1.8 million and $8.4 million, respectively. For the three month and nine month period ended September 30, 2006, legal and professional fees have increased approximately $0.3 million dollars and $2.9 million dollars, respectively, primarily as a result of lawsuits and inquiries described throughout this report. Additionally non-cash amortization expense of restricted shares and RSUs for the three and nine month periods ended September 30, 2006 was $0.9 million and $2.0 million, respectively, compared to $0.2 million and $0.3 million, respectively, for the same periods in 2005. At this time, we cannot predict whether our legal fees, associated with the lawsuits described in this report, will remain constant or increase as a result of the ongoing litigation. As a result, we cannot predict our future corporate expenses. For the three and nine month periods ended September 30, 2006, we recorded approximately $0.7 million and $2.3 million, respectively, in amortization expense compared to approximately $1.0 million and $3.1 million, respectively, for the same periods in 2005.

For the three and nine month periods ended September 30, 2006, we have incurred approximately $0.3 million and $0.5 million in rent expense, respectively, for the Toronto facility which has not yet been occupied. We expect to continue to record rent expense at this level for Toronto. Other SG&A expenses have increased due to expansion of our business, including additional administrative and other personnel costs, health and casualty insurance, increased sales, marketing, and business development efforts, amortization and depreciation expense and facility costs.

Interest income and expense

Our interest expense decreased to approximately $1.7 million and $6.4 million respectively for the three and nine months ended September 30, 2006, compared to approximately $1.8 million and $10.3 million for the same periods ended September 30, 2005. This decrease in both periods is primarily due to substantially lower loan balances offset slightly by higher interest rates. In May 2006, we agreed to permanently reduce the size of the Credit Facility from $90.0 million to $45.0 million. As a result of this reduction, we wrote-off approximately $1.2 million of deferred financing costs related to the Credit Facility in the second quarter of 2006.

Interest expense includes amortization of deferred finance costs in both periods ended September 30, 2006 and September 2005.

On March 15, 2005, we sold 3,500,000 shares of PDGI common stock at $38.00 per share. The net proceeds to PDGI from the offering after expenses were approximately $108.2 million, of which we used $70.0 million to repay a portion of our outstanding term loan under our Credit Facility, which significantly reduced future interest expense on the facility. As a result of the prepayment on the Credit Facility, we wrote-off approximately $2.2 million during the three month period ended March 31, 2005.

At September 30, 2006, the balance outstanding under our Credit Facility was $16.4 million. The current interest rate on this variable rate facility is approximately 8.3% on the revolving line of credit excluding interest expense relating to unused borrowing capacity on the Company’s line of credit. Based on this amount outstanding at September 30, 2006, and assuming that no principal payments are made and interest rates do not increase, the projected interest expense on the Credit Facility (and the fees paid on the unutilized portion of the Credit Facility) and convertible debt for the remainder of 2006 will be approximately $1.2 million. The remaining deferred financing costs of approximately $4.8 million relating to the convertible notes and remaining Credit Facility are being amortized over a period of between three and four years and are charged to interest expense.

Rather than purchasing its bioanalytical equipment for cash, Anapharm acquires its equipment under capital leases in order to take advantage of favorable Canadian tax credits, which exceed our interest expense on these leases. For the three and nine month periods ended September 30, 2006, Anapharm incurred approximately

$0.3 million and $0.9 million, respectively, in interest expense compared to approximately $0.3 million and $0.7 million, respectively, in the same periods in 2005.

For the three and nine month periods ended September 30, 2006, we recorded approximately $0.2 million and $1.1 million, respectively, in interest income compared to approximately $0.1 million and $0.7 million for the same periods ended September 30, 2005, respectively. This increase is primarily attributable to higher on hand cash balances

Income tax expense (benefit)

Our effective tax rate for the three month period ended September 30, 2006 was an expense of 14.4% compared to an expense of 14.1%, for the three month period ended September 30, 2005. Our tax rate changed modestly for the three month period ended September 30, 2006 due to the higher losses in U.S. operations and lower than expected profits at Anapharm. As a result of a change in the competitive nature of generic marketplace which we determined became permanent in the three month period ended September 30, 2006, we reduced the estimates on the amount of Canadian tax credits that could be realized in the future. As a result, we recorded a valuation allowance of approximately $1.9 million against tax credits that had been recorded in 2006. This had the impact of increasing our worldwide tax rate. We will continue to evaluate our estimates on the level of tax credits that can realized in the future based upon Anapharm’s projected future profitability.

Additionally in the nine month period ended September 30, 2006, we recorded a tax deductible goodwill impairment charge of $7.9 million and approximately $22.6 million in corporate expenses and interest charges. These tax losses and expenses in the United States were materially in excess of prior year amounts and had the impact of substantially reducing our worldwide tax rate to benefit of 209.6% compared to an expense of 11.4% for the nine month period ended September 30, 2005. PharmaNet operates both in the U.S. and in numerous different taxing jurisdictions worldwide, many with lower tax rates than the U.S. We expect (1) the nature of Anapharm’s business and the generation of tax credits to continue; and, (2) PharmaNet to continue generating a portion of their profits in taxing jurisdictions with lower effective tax rates than the U.S. There can be no assurance as to the future amount of Canadian tax credits on a quarterly or annual basis due to the mix of contracts and the related amounts of research and development activity. Nor can there be any assurance that PharmaNet’s foreign subsidiaries can contribute to pre-tax earnings on the same proportion from period to period.

For the remainder of 2006, we expect our average effective tax rate to be between 10% and 20%. The lower tax rate we anticipate for the balance of the year is primarily a result of the ongoing corporate expenses and interest expense for the remainder of the year, the low projected effective tax rate of Anapharm and a continued generation of substantial profits in PharmaNet operations outside of the U.S. where the statutory rates are significantly lower than the U.S.

Earnings (loss) Per Share

Net earnings (loss) from continuing operations decreased from income of $3.0 million and $2.6 million for the three and nine month periods ended September 30, 2006, respectively, compared to income of $7.1 million and $8.4 million for the same period, respectively in 2005. On a diluted basis, our earnings per share was $0.16 for the three months ended September 30, 2006 compared to earnings per share of $0.37 for the same period in 2005. The principal reasons for the decrease in net earnings in both the three and nine month periods was an increase in earnings in our late stage segment, offset by lower profits in our early stage segment, including the valuation allowance taken on the Canadian tax credits which had the impact of increasing our worldwide tax rate, and higher corporate expenses. Additionally in the nine month period ended September 30, 2006, we recorded a $7.9 million goodwill impairment charge at CPS, and a $1.2 million write-off of deferred financing costs related to the reduction of the Credit Facility. In the nine month period ended September 30, 2005 we incurred a $3.3 write-off of deferred finance charges.

For the quarter ended September 30, 2006, we had 18,348,322 basic weighted average shares of common stock outstanding compared to 18,459,258 for the same period in 2005. For the nine months ended September 30, 2006, we had 18,150,182 basic weighted average shares of common stock outstanding compared to 17,543,438 for the same period in 2005. The change is primarily attributable to the exercise of stock options offset by the repurchase of 606,300 treasury shares in November and December 2005. The weighted average number of shares outstanding used in computing earnings per share on a diluted basis decreased from 19,158,308 to 18,473,375 for the quarter ended September 30, 2006 as compared to the corresponding period in the prior year. The weighted average number of shares outstanding used in computing earnings per share on a fully diluted basis increased from 18,217,963 to 18,376,696 for the nine months ended September 30, 2006 as compared to the corresponding period in the prior year. If our average common stock price exceeds $41.08 during a reporting period, we will be required to include additional shares in calculating the weighted average number of fully diluted shares due to our convertible notes. The amount of additional shares will be calculated comparable to the treasury method used for in-the-money stock options.

Liquidity and Capital Resources

For the nine months ended September 30, 2006, net cash provided by continuing operating activities was $27.4 million in contrast to $8.8 million of net cash provided by continuing operating activities for the corresponding period last year. The decrease in cash flow used in operating activities is primarily due to changes in operating assets and liabilities totaling $0.1 million through the first nine months of 2006 as compared to net cash used totaling $16.1 million by the same category in 2005. The increase related to changes in operating assets and liabilities in the first nine months of 2006 is primarily due to increases of $3.5 million in accounts payable, $4.3 million in accrued liabilities and $12.7 million in advance payments from clients combined with a decrease of $3.4 million in prepaid and other current assets, offset by increases of $18.3 million in accounts receivable and $5.1 million in current and deferred income tax assets.

For the nine months ended September 30, 2006, net cash used in investing activities was $13.2 million compared to $15.3 million used in investing activities for the corresponding period last year. During the nine months ended September 30, 2006, we used approximately $17.8 million to purchase equipment and construction costs for the new Quebec facility as compared to $8.7 million to purchase equipment in the corresponding period last year. Additionally during the nine months ended September 30, 2006, we received proceeds of $6.7 million from the redemption or sale of investments in marketable securities compared to cash invested in marketable securities of $1.1 million in the corresponding period last year.

For the nine months ended September 30, 2006, net cash provided by financing activities was $1.9 million compared to net cash used in financing activities of $2.3 million in the corresponding period last year. During the nine months ended September 30, 2006, we received $4.7 million in proceeds from stock option exercises and our employee stock purchase program as compared to $2.4 million in proceeds from option exercises and our employee stock purchase program in the corresponding period last year.

On December 22, 2004, we entered into a $160.0 million Credit Facility from a syndicate of banks arranged by the Bank. The facility consisted of a term loan in the amount of $120.0 million and a revolving line of credit in the maximum amount of $40.0 million. Borrowings under the facility provided a portion of the consideration used to acquire 100% of the stock of PharmaNet.

On March 15, 2005, our company and certain of our executive officers sold 3,500,000 shares of PDGI common stock at $38.00 per share. We sold 3,078,000 shares; and the executive officers sold 422,000 shares. In addition, PDGI granted the underwriters an option to purchase up to an additional 525,000 shares of common stock to cover over-allotments, which was not exercised. The net proceeds to us from the offering after expenses were approximately $108.2 million, of which we used $70.0 million to repay a portion of our outstanding term loan under our Credit Facility on March 17, 2005. We incurred a non-cash charge of approximately $2.2 million related to the write-off of deferred financing costs.

On June 14, 2005, we entered into a $90.0 million amended and restated Credit Facility amending and restating the original Credit Facility. As a result of this amendment, we eliminated the term loan portion of the original facility and increased the amount of the revolving line of credit under the original facility from $40.0 million to $90.0 million. Also, as a result of this amendment, we incurred a non-cash write-off of approximately $1.1 million of deferred loan costs for the six months ended June 30, 2005. The amendment also gave us the ability to expand the facility through the addition of an unfunded $50.0 million accordion feature.

On August 19, 2005, we amended our amended and restated Credit Facility. As a result of this first amendment, we amended its definition of consolidated interest expense.

On November 28, 2005, we again amended our amended and restated Credit Facility. The second amendment provides us with the ability to spend up to $30.0 million to buyback our stock. In connection with the second amendment, our Board of Directors changed its stock buyback program from a share limit of 1,000,000 shares to a dollar limit of the number of shares, which can be purchased for an aggregate of $30.0 million.

On May 9, 2006, the lenders waived all covenant violations from March 31, 2006 through June 30, 2006. Concurrently, as part of the waiver, we agreed to reduce the Credit Facility from $90.0 million to $45.0 million. As a result of the reduced availability, we incurred a write-off of approximately $1.2 million of deferred financing costs during the three months ended June 30, 2006. At June 30, 2006, we were in default of the covenants of our Credit Facility.

On June 28, 2006, we entered into a Third Waiver and Amendment (the “Third Amendment”) to the Credit Facility effective until August 15, 2006 in which the Bank agreed to amend and waive certain sections of the Credit Facility to include a waiver of all covenants set forth in the Credit Facility that we currently do not meet. In connection with Asset Sales (as defined in the Credit Facility), the pre-payment threshold was reduced from $2.5 million to $0.5 million. Accordingly, under the terms of the Third Amendment, all monies received by us in connection with Asset Sales which, in the aggregate exceed, $0.5 million in any fiscal year, was used to prepay the loan. From June 30, 2006 to August 15, 2006, the Applicable Margin (as defined in the Credit Facility) with respect to Revolving Loans (as defined in the Credit Facility) that are Eurodollar Loans (as defined in the Credit Facility, “LIBOR”) were increased by 100 basis points to 3.00% and the Applicable Margin with respect to Revolving Loans that are Prime Rate Loans were increased by 100 basis points to 2.00%.

On August 11, 2006, we entered into a Fourth Waiver to the Credit Facility effective until September 29, 2006 in which the Bank agreed to amend and waive certain sections of the Credit Facility to include a waiver of all covenants set forth in the Credit Facility that we currently do not meet. On September 29, 2006, we entered into a Fifth Waiver and Consent to the Credit Facility (the “Fifth Waiver”) in which the Bank agreed to amend and waive certain sections of the Credit Facility.

On October 14, 2006, we entered into a Fourth Amendment (the “Amendment”) to our revolving Amended and Restated Credit Facility. As a result of this Amendment, certain financial covenants and conditions in the Credit Facility were modified to reflect our current operations and business needs. The other material terms of the Amendment (i) require us to provide the Bank with additional financial reporting, (ii) permit us to enter into a sale-leaseback transaction for its Quebec City facility, and (iii) would require a temporary reduction in the amount of borrowing capacity under the Credit Facility to $22.5 million in the event our trailing twelve month EBITDA (as defined in the Credit Facility) (“TTM”) is materially below, by a certain percentage, the forecasts provided to the Bank. If the total amount of our outstanding loans exceeds $22.5 million at the time of the occurrence of such an event, we have no immediate obligation to repay these loans. If the TTM exceeds this threshold in future periods, the full borrowing capacity of the Credit Facility will be restored to $45.0 million. In conjunction with the Fourth Amendment, the Applicable Margin with respect to LIBOR Loans were increased by 25 basis points to 3.25% and the Applicable Margin with respect to Revolving Loans that are Prime Rate Loans were increased by 25 basis points to 2.25%, subject to change based upon certain leverage ratios.

As of the close of business on October 12, 2006, our outstanding balance under the Credit Facility was $16.4 million.

The principal balance outstanding on the Credit Facility at December 31, 2005 was $17.0 million and $16.4 million at September 30, 2006. The outstanding balance on the Credit Facility as of September 30, 2006 is classified as long-term debt since we amended the Credit Facility and is in compliance with the covenants and conditions. The obligations under the Credit Facility is guaranteed by each of our U.S. subsidiaries, is secured by a mortgage on its land and property in Miami, Florida, a pledge of all of the assets of our U.S. operations and U.S. subsidiaries, and a pledge of 65% of the stock of certain of our foreign subsidiaries. The facility is due in December 2009. The U.S. assets collateralizing the Credit Facility are approximately valued at $403.7 million, including goodwill and intangible assets.

Previously, a significant component of our business strategy was to seek to make acquisitions that are accretive to earnings and meet certain operational requirements. Although our management continues to assess acquisition opportunities, its primary focus is on current operations. If we consummate any acquisitions, we expect to use our existing cash, our Credit Facility to the extent available and, if necessary, obtain additional debt or equity financing to fund any such acquisitions. Except for stock to be issued in connection with restricted stock, RSUs, employee options, and stock issued under our employee stock purchase plan, we do not currently anticipate issuing any of our common stock during 2006.

In July 2005, we paid $5.5 million in additional merger consideration to former PharmaNet stockholders pursuant to our merger agreement with PharmaNet. The merger agreement provided that additional merger consideration was payable if working capital at the closing date, as determined, exceeded an agreed upon amount.

Under the terms of the acquisition agreement with Taylor, Taylor shareholders were required to deliver $3.0 million in working capital, as defined, to PDGI. This amount was subject to a one-year measurement period subsequent to the July 2004 closing, to record adjustments, if any, to amounts delivered to PDGI in July 2004. On August 2, 2005 PDGI paid Taylor shareholders approximately $0.6 million for delivering to PDGI working capital in excess of the $3.0 million level.

When we purchased the stock of Clinical Pharmacology Associates (also referred to herein as CPA) in August 2002, we agreed to pay its former shareholders up to $9.0 million in additional purchase consideration based upon the revenue of our Miami clinical trials facility into which CPA was integrated. A total of $4.0 million was paid to them in each of August 2004 and 2005, one-half in cash and one-half in our common stock. During the quarter ended September 30, 2006 we paid $1.0 million in additional purchase consideration to the former shareholders of CPA, one-half in cash and one-half in common stock.

When we purchased SFBC New Drug Services, Inc. (“NDS”) in 2002, we agreed to pay the seller additional purchase consideration based upon NDS’ future operating results over a three-year period commencing September 30, 2002. Although NDS was profitable, except for approximately $0.5 million in guaranteed payments, we had not paid any additional purchase consideration. Beginning in 2005, we began tracking on a stand-alone basis the core business of that subsidiary as it existed as of the date of acquisition and PharmaNet began operating our Charlotte, North Carolina based late stage business. As a result, we entered into an amendment of our earn-out agreement with the former shareholders of NDS, and, based upon the profitability of the core business, we paid $2.0 million in April of 2006 to the former shareholders of NDS.

We anticipate spending between $4.0 million and $5.0 million in capital asset expenditures for the remainder 2006, consisting primarily of new bioanalytical equipment, and maintenance capital expenditures.

On October 16, 2006, we and our subsidiary Anapharm entered into an agreement to sell its Quebec City facility (the “Facility”), which is currently under construction and which is expected to house all of Anapharm, Inc.’s Quebec City operations commencing in the second quarter of 2007, to a third-party Canadian investor (the “Investor”). The Investor, pursuant to the terms of the agreement, simultaneously agreed to lease the Quebec City facility back to us. Upon execution of the agreement, we received approximately $11.2 million Canadian dollars (or approximately $9.8 million U.S. dollars based upon the conversion rate on October 16, 2006) from the Investor. Commencing in June 2007, we will pay market rate rent to the Investor for the use of the facility.

Under the terms of the agreement, the Investor is required to pay the remaining constructions costs to complete the Facility, up to an amount of $17.5 million. Any construction costs incurred above $17.5 million up to a maximum amount of $18.0 million will result in an adjustment to the base rent in the lease agreement. Any construction costs in excess of $18.0 million will be borne by the Company. In the event the Investor is unable to pay all of the on-going constructions costs, the Company will be required under its existing construction contract to make such payments to the builder. The remaining construction costs are estimated to be approximately $15.0 - 18.0 million. In the event the Company is required to pay any construction costs, it will receive a rent subsidy for the equivalent value from the Investor. Based on the financial strength of the Investor, the Company believes it is likely that the Investor will make these payments.

Under the terms of FASB 98 Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, the Company’s contingent liability to the builder as well the Company’s involvement in ensuring the building is designed and built to properly meet its operational need, constitutes “continuing involvement”. Therefore, this transaction does not currently qualify for sale-leaseback accounting. As a result, in periods subsequent to September 2006, the Company will reflect the $9.8 million it received in October 2006 as a liability on its consolidated balance sheet. The land and construction in progress will remain on the Company’s consolidated balance sheet as an asset until such time as the building is completed, and the Company no longer has any continuing involvement in the building funding, construction and design. This accounting treatment has no impact on the Company’s credit facility.

Based upon our cash balances, and cash flows from operations, we believe we have adequate working capital to meet our operational needs for the next 12 months.

In order to provide a liquidity metric that enables investors to benchmark the Company against others in its industry, the Company calculates Days Sales Outstanding for each three month period for continuing operations (DSO’s). DSO’s are calculated by taking the consolidated accounts receivable balance for continuing operations at the end of a period and subtracting both short term and long term client advances balances for continuing operations at the end of the period. The resulting number is divided by average net revenue per day for continuing operations for the three month period. For the three month period ended September 30, 2006, DSO’s were 23 days.

Capital Expenditures and Commitments

During the three and nine month months ended September 30, 2006, we incurred approximately $7.8 million and $18.3 million, respectively, for capital expenditures. Approximately $4.4 million was attributable to the construction of our new Phase I facility in Quebec. In October 2006, these amounts were reimbursed to us as part of Quebec City facility transaction described throughout this report. We expect to expend approximately $4.0 to $5.0 million for capital assets for the remainder of 2006 consisting primarily of new bioanalytical laboratory equipment.

When we purchased the stock of CPA in August 2002, we agreed to pay its former shareholders up to $9.0 million in additional purchase consideration based upon the revenue of our Miami clinical trials facility into which CPA was integrated. A total of $4.0 million was paid to them in each of August 2004 and 2005, one-half in cash and one-half in our common stock. During the period ended September 30, 2006, we paid an additional $1.0 million due to former shareholders CPA payable in the third quarter of 2006, one-half in cash and one-half in common stock.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. At September 30, 2006, these non-cancelable purchase obligations were not materially different than those disclosed in the Contractual Commitments table contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Under our agreement with our joint venture partner in Spain, we are required to fund the working capital of SFBC Anapharm Europe. Because that operation generates sufficient cash flow from operations, we have not had to provide it any working capital nor do we expect to be required to do so in the immediate future.

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

Forward-Looking Statements

There are a number of forward-looking statements in this report within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to the expected percentage of our net revenue derived from our late stage business in 2006; industry trends and information; our ability to implement a sale/leaseback arrangement for the construction of our Quebec City headquarters for Anapharm; our ability to implement our strategy described in Item 1 of this report; our ability to leverage the strong reputation of PharmaNet; whether adverse publicity relating to our discontinued Florida operations causes clients to select competitors, not only for early stage branded clinical trials but also for other aspects of our business; our ability to comply with the timeline agreed upon in the settlement reached with the Miami-Dade County Unsafe Structures Board and any related fines or expenses if we are unsuccessful complying with such timeline; the associated costs and expenses with discontinuing our operations in Florida, including the potential costs of the demolition of the Miami facility; our ability to determine our impairment charges and costs of discontinued operations; whether we will achieve our estimated value for our Miami property; developments with respect to the SEC's inquiry and securities class action lawsuits and derivative lawsuits; our ability to successfully achieve and manage the technical requirements of specialized clinical trial services, while complying with applicable rules and regulations; regulatory changes;

changes affecting the clinical research industry; a reduction of outsourcing by pharmaceutical and biotechnology companies; our ability to compete internationally in attracting clients in order to develop additional business; our evaluation of our backlog and the potential cancellation of contracts; our ability to retain and recruit new employees; our clients' ability to provide the drugs and medical devices used in our clinical trials; our future stock price; our assessment of our effective tax rate; our financial guidance; our future effective tax rate; our anticipated 2006 capital expenditures; our 2006 costs of compliance of Section 404 of the Sarbanes-Oxley Act; our ability to remediate our material weaknesses; the impact of foreign currency transaction costs and the effectiveness of any hedging strategies that we implement; and the national and international economic climate as it affects drug development operations. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

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

Market Risk

In 2006 and 2005, we purchased certain debt securities. We classify our investments in debt securities as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments classified as available-for-sale are carried at fair value based on quoted market prices. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive earnings, net of applicable deferred income taxes. For the three month periods ended September 30, 2006 and 2005, the unrealized gain on investments in marketable securities was insignificant. Cost is determined on the actual purchase price of the marketable security for determining realized gains and losses. For the three and nine month periods ended September 30, 2006 and 2005, there were no material realized gains or losses. As of September 30, 2006 and December 31, 2005, we had approximately $1.5 million and $8.2 million, respectively, in investments in marketable securities.

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

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, convertible senior notes and notes payable. At September 30, 2006, the fair value of these instruments approximates their carrying amounts.

Currency Risk

For the three and nine month periods ended September 30, 2006 our foreign revenue accounted for 54.1% and 53.0%, respectively, of the direct revenue. The significant growth of the foreign subsidiaries has created the need to engage in hedging activities to protect our forecasted growth. We have focused in protecting our Canadian as well as our European operations from currency fluctuations. At our foreign operations where the local currency is the functional currency, assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the end of the applicable reporting period. Revenue and expenses of our foreign operations are translated at the average exchange rate during the period. Prior to our acquisition of PharmaNet our currency translation risks arose primarily from our Canadian operations. The aggregate effect of translating the financial statements of our foreign operations is included in a separate component of stockholders’ equity entitled “Accumulated Other Comprehensive Earnings.” For the three and nine month periods ended September 30, 2006 we had a pre-tax loss from foreign currency transactions of $0.6 million and $3.0 million, respectively, compared to a loss of $1.5 million and $0.7 million, respectively, for the corresponding period in 2005.

Interest rate risk

We have a $45.0 million Credit Facility. At September 30, 2006, our outstanding balance under the Credit Facility was $16.4 million. The interest rate on the Credit Facility is LIBOR based and variable. The Credit Facility is secured by substantially all of our U.S. assets and a pledge of 65% of the capital stock of certain of our foreign subsidiaries. Changes in interest rates, and LIBOR in particular, will affect our cost of funds under this facility. A 10% change in our variable rate Credit Facility would result in a change in annual interest expense of approximately $0.1 million.

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

Based on their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic reports filed with the SEC as of the end of the period covered by this report. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

(b) Changes in Internal Controls

In the quarter ended September 30, 2006, we implemented a new release of software that automates certain aspects of the revenue recognition processes, and implemented new policies and procedures regarding revenue recognition. Both Management and, internal audit personnel have tested the new internal controls around revenue recognition. Other than the foregoing, there has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In early November 2005, Bloomberg Magazine published a feature article on the drug development services industry. The article contained critical allegations about our Miami facility. Following publication of the article, the United States Senate Finance Committee (“Committee”) requested documents from us and requested to interview two former employees, including the former chairman of the board and president. We voluntarily provided documents to the Committee and these two former employees met with the Staff of the Committee. On February 8, 2006, the Committee made another request for documents and information relating to, among other things, our standard operating procedures, former employees, the institutional review boards PDGI uses, and the SEC Staff inquiry discussed above. The Committee Staff also requested to meet with our former chief executive officer. We have provided all requested documents to the Committee. Although the Committee has no direct regulatory authority over us, it does have the power to recommend legislation that could affect our industry. We cannot predict what, if any, legislation will be passed into law.

In July 2006, our chief executive officer met personally with the Staff of the Committee. The Staff of the Committee concluded the meeting by indicating that the Committee’s specific investigation into our company has been closed, and the Committee had no further inquiries of us at this time. In addition, subsequent to that meeting, in August 2006, Senator Charles E. Grassley sent a letter to our chief executive officer thanking us for our cooperation with the Committee. Senator Grassley indicated that he will continue to work ardently to make certain that the industry and the FDA are doing their job of protecting clinical trial subjects.

Beginning in late December 2005, a number of class action lawsuits have been filed in the United States District Court for the Southern District of Florida and the United States District Court for the District of New Jersey alleging that PDGI and certain of its current and former officers and directors violated federal securities laws (the “Federal Securities Actions”). We were served notice of these lawsuits in early January 2006. On June 21, 2006, the Judicial Panel for Multidistrict Litigation transferred all of the Federal Securities Actions for pre-trial proceedings in the District of New Jersey where they were later consolidated ("Federal Securities Action").

On November 1, 2006, Arkansas Teachers' Retirement System, the lead plaintiff in the Federal Securities Action, filed a consolidated amended class action complaint ("amended complaint"). The amended complaint alleges that we and several of our current and former officers and directors violated Sections 11, 12 (a)(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint claims violations of these federal securities laws through misstatements or omissions regarding: the maximum occupancy at our Miami facility; the Miami facility's purportedly dangerous and unsafe structure; our clinical practices; purported conflicts of interests involving Independent Review Boards used by us; related-party transactions; and some former executives' qualifications. We intend to file a motion to dismiss the amended complaint and vigorously defend against the pending class action. As the outcome of this action is difficult to predict, significant changes in our estimated exposures could occur.

Beginning in late December 2005, a total of five stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida and the United States Court for the District of New Jersey against certain of our current and former officers and directors, as well as PDGI (as a nominal defendant) for alleged violations of state and federal law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, disgorgement under the Sarbanes-Oxley Act of 2002 and violation of Section 14(a) of the Securities Exchange Act of 1934 (the “Federal Derivative Actions”). We were served notice of these lawsuits in early January 2006. The Federal Derivative Actions allege that the individual defendants misrepresented and engaged in a conspiracy to misrepresent our business condition, prospects and financial results, failed to disclose our allegedly improper and reckless business practices, such as mismanagement of clinical trials and mistreatment of research participants, used our artificially inflated stock to acquire other companies and complete public offerings and engaged in illegal insider trading. Beginning in late January 2006, two substantially similar derivative actions were filed in Florida Circuit Court (the “Florida Circuit Court Derivative Actions”). On June 21, 2006, the Judicial Panel for Multidistrict Litigation transferred the Federal Derivative Actions pursuant to 28 U.S.C. § 1407 for pre-trial proceedings in the District of New Jersey where they were later consolidated ("Federal Derivative Action."). A consolidated amended complaint in the Federal Derivative Action is expected on or before November 10, 2006. Following the decision of the Judicial Panel for Multidistrict Litigation and the decision to consolidate all of the Federal Derivative Actions in the District of New Jersey, the plaintiffs in the Florida Circuit Court Derivative Actions entered an order staying their cases pending final resolution of the Federal Derivative Action. The individuals named as defendants in these derivative actions intend to vigorously defend against the lawsuits. As the outcome of these matters is difficult to predict, significant changes in our estimated exposures could occur.

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

On May 17, 2006, the USB failed to issue an extension for reviewing the plans submitted by us related to its planned structural improvements to the Miami facility. On June 19, 2006, we filed both a petition to reverse the USB’s demolition order and an emergency motion to stay the order during the pendency of the appellate proceedings. Under the USB’s order, we had 60 days from May 17, 2006 in which it needed to both demolish and clean up the debris of its Miami facility. On June 28, 2006, we learned that the Circuit Court for the 11th Judicial Circuit for Miami-Dade County Florida, Appellate Division granted our motion to stay the demolition order for its Miami facility pending the outcome of the appellate proceedings. In June 2006, we filed a motion and brief with the Circuit Court and a response brief was subsequently filed by Miami-Dade County. Before the appeal could be resolved, we entered into a settlement with the USB, pursuant to which we agreed to use our reasonable best efforts to demolish the facility within ninety days of receiving a permit from the USB to do so. The appeal was dismissed on September 11, 2006.

Our attempts to resolve these legal proceedings involve a significant amount of attention from our management, additional cost and uncertainty, and these legal proceedings may have a material and adverse affect on our future results of operations, including a reduction not only in our net earnings but a deviation from our forecasted net earnings.

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

We are subject to a number of class actions and derivative actions in federal court which were consolidated in the District of New Jersey. Subject to a $250,000 deductible, we expect our insurance carrier will pay all of our legal and other costs, any settlement amount and any adverse judgment, subject to the limits of the policies. However, we are responsible for any additional legal fees incurred by our underwriters named in those lawsuits. These amounts are currently indeterminable and may be material. If the amount of defense costs and any agreed upon settlement or adverse judgment exceeds the insurance limits or if coverage were otherwise unavailable, our future earnings and financial condition could be materially and adversely affected. Additionally, litigation is generally time-consuming, and can divert the attention of our management and other personnel.

If there is an adverse outcome in the securities class action lawsuits that have been filed against us, our business may be materially harmed. Further, defending against these and other lawsuits may be expensive and could divert the attention of our management.

A large number of securities class actions and derivative actions have been filed against us. The securities class actions allege that we and certain of our former and current officers and directors engaged in violations of the anti-fraud provisions of the federal securities laws. The derivative suits are brought on behalf of PDGI against certain of its former and current officers and/or directors alleging, among other things, breaches of fiduciary duty. The complaints in these actions seek, among other things, unspecified damages and costs associated with the litigation.

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

During May 2006, we made the strategic decision to close or exit our South Florida operations in order to focus more selectively on our other businesses. There continue to be risks associated with closing the South Florida operations. In addition, we face related risks and uncertainties, including the inability to effectively manage restructured business units and the inability to effectively manage costs or difficulties related to the operation of the businesses or execution of restructuring or exit activities. We may incur costs in addition to those disclosed in the discontinued operations section of the “Management’s Discussion and Analysis” section of this Form 10-Q, such as costs related to asbestos and other environmental related clean-up. For additional costs related to this risk factor see the “Management’s Discussion and Analysis” section of this Form 10-Q.

If we are unable to convince our clients that the problems principally related to our Miami facility were either not accurately reported or have been rectified, we may lose future revenue and our future results of operations may be materially and adversely affected.

Although the report of the Independent Counsel which our Board of Directors retained to review the allegations contained in the Bloomberg Reports largely concluded that the Reports’ allegations were unfounded, the repetition of these allegations in the media has harmed our reputation. Ultimately, we closed our Miami facility, and we discontinued operations in South Florida. As a result, clients may decline to give us contracts for studies to be performed by us unless we can convince them that the allegations that affected our Miami facility are not impacting our ability to provide high quality clinical research in compliance with our client’s protocols and all regulatory requirements. For example, in the first quarter of 2006, we believe that these issues did cause a material adverse affect on our business for the three months ended March 31, 2006. Moreover, while the loss of business seems to have been largely confined to our Miami and Ft. Myers operations, we cannot predict if clients may withhold business elsewhere. For example, we have previously indicated that the late stage business backlog has been negatively impacted by these allegations. Depending upon the impact of the forgoing issues on our business for the remainder of 2006 and future quarters, the foregoing allegations may have a material adverse affect on our future results of operations, including a reduction not only in our net earnings but a deviation from our forecasted net earnings.

Future legislation, if any, by the Senate Finance Committee may have a material adverse effect on our future results of operations.

The United States Senate Finance Committee has twice requested documents and/or information from us and we have complied fully with its requests. The public disclosure of the Committee’s requests has negatively affected our common stock price. Although we have reported that these matters were deemed closed by the Finance Committee, future legislation, if any, by the Finance Committee may have a material adverse effect on our future results of operations.

Depending upon the outcome, the inquiry by the SEC can result in our being sued by the SEC and being subject to equitable relief including payment of a fine and civil monetary penalties.

In July 2005, the NASD advised us that it had referred the review of trading in our common stock and options prior to the announcement of our acquisition of PharmaNet to the SEC. In late December 2005, the SEC staff wrote to us requesting various documents principally relating to compensation payable to our former president and chairman, to compensation payable to our former vice president of legal affairs relating to his compensation and that of his family, to other information relating to the former officer’s duties and to the Independent Counsel’s report. In addition, on March 28, 2006, the SEC staff wrote to us requesting various documents principally relating to related party transactions, compensation of, and other arrangements with, family members of certain of our employees, internal control and other accounting policies, our initial public offering, our Form 8-K filed on June 8, 2005, transcripts of all analyst and investor conference calls and all minutes of all board meetings, including committee meetings, since January 1, 2000. Presently, the SEC’s review is an informal inquiry which is less serious than a formal investigation in which the SEC authorizes its staff to issue subpoenas and investigate certain activity. In addition to the documents above, we do know that an investor whose name was submitted to us by the NASD received a telephone call in January 2006 from the SEC staff inquiring about his purchases of PDGI securities and whether he had advance knowledge of the PharmaNet acquisition. That investor has never been our employee or our contractor. We are uncertain whether the SEC staff will seek to elevate its informal inquiries to a formal investigation or if it does, whether the SEC will bring an action against us. Among our remedies is the filing of a lawsuit seeking injunctive relief requiring us to comply with the law and the imposition of fines and civil monetary penalties. A lesser remedy would be to issue a report of investigation outlining activity considered to violate the law. Depending upon the outcome of the SEC inquiry, we may sustain significant legal expenses and the costs and negative publicity related to a formal SEC investigation could have a material adverse effect on our future results of operations. We have not received any further updates from the SEC regarding the status of this matter.

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

We regularly provide earnings guidance in press releases and in public conference calls. This guidance is not incorporated by reference into this report. The guidance is made in a good faith belief that we will achieve the range of net revenue and earnings per share we forecast. In the second quarter of 2006, we significantly reduced our guidance. That guidance was based upon a consideration of the relevant risks and a full review of our business units as well as our anticipated outside legal and other expenses as of the date of the review. Depending upon future events including legal and other associated fees associated with our outstanding litigation, including any additional legal fees for our underwriters named in those lawsuits, as well as clients’ perceptions about doing business with us; we may not achieve the forecasted results. In addition, we have recently implemented cost reduction and process improvements in our early stage businesses. If we fail to reduce costs or meet our forecasted results, our revisions of our guidance or our announcement of our earnings may cause our common stock price to fall, which decline may be material. Our forecasts reflect numerous assumptions concerning our expected performance, as well as other factors, which are beyond our control, and which might not turn out to be correct. Although we believe that the assumptions underlying our projections are reasonable, actual results could be materially different. Our financial results are subject to numerous risks and uncertainties, including those identified throughout these risk factors and elsewhere in this report.

Risks Related to Our Business

We have grown rapidly over the last few years, and our growth has placed, and is expected to continue to place, significant demands on us.

We have grown rapidly over the last six years, including through acquisitions. Businesses that grow rapidly often have difficulty managing their growth. Our rapid growth has placed and is expected to continue to place significant demands on our management, on our accounting, financial, information and other systems and on our business. Although we have expanded our management, we need to continue recruiting and employing experienced executives and key employees capable of providing the necessary support. In addition, we will need to continue to improve our financial, accounting, information and other systems in order to effectively manage our growth. In particular, our late stage clinical trial management business faces stiff competition for clinical trial monitors and other experienced personnel. Historically, when making acquisitions, we have targeted operations that we believe can be operated as autonomous business units. As the result of the 2005/2006 problems in our former Miami facility, the discontinuation of our South Florida operations and our change in senior management, we have reorganized and are now managing our operations on a more centralized basis from our Princeton, New Jersey headquarters. This prior decentralization of our operations and systems may create difficulties for us in the future. For example, each of our business segments use a different accounting software platform. Moreover, in 2006, we expanded our operations and facilities in Toronto and Quebec City. This recent expansion may cause logistical problems for the planning and execution of our move to our new facility in 2007. Also, any delays with this project could have an adverse affect on our business in Quebec City. In addition, we entered into a sale of this Quebec City facility and subsequent leaseback of this facility. There may be a risk that the buyer of this facility may not fund its remaining obligations, which would require us to sue such third party buyer to collect such amounts. We cannot assure you that our management will be able to manage our growth and integrate acquired businesses effectively or successfully, or that our financial, accounting, information or other systems will be able to successfully accommodate our external and internal growth. Our failure to meet these challenges could materially impair our business.

Our backlog may not be indicative of future results.

Our reported backlog of $357 million at September 30, 2006 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the amount of revenue that remains to be earned and recognized on signed contracts and letters of intent. Contracts included in backlog are subject to termination by our clients at any time. In the event that the client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure that this backlog will be indicative of future results. A number of factors may affect backlog, including:

•

the variable size and duration of the projects, some of which are performed over several years;

•

the loss or delay of projects;

•

the change in the scope of work during the course of a project; and

•

the cancellation of such contracts by our clients.

Also, if clients delay projects, the projects will remain in backlog, but will not generate revenue at the rate originally expected. Accordingly, historical indications of the relationship of backlog to revenues are not indicative of future results.

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

Historically, a small number of clients have generated a large percentage of our net revenue in any given period. In each of 2005, 2004 and 2003, no client provided more than 10% of our direct revenue, but our 10 largest clients provided approximately 40% of our direct revenue in 2005, 31% of our direct revenue in 2004 and 38% of our direct revenue in 2003. We also rely on a limited number of clients which generate a significant percentage of its direct revenue. During 2005, 2004 and 2003 direct revenue from four of PharmaNet’s clients provided approximately 38.8% of our direct revenue in 2005, 41.4% of our direct revenue in 2004 and 34.7% of our direct revenue in 2003. Companies that constitute our largest clients vary from year to year, and our direct revenue from individual clients fluctuates each year. If we lose one or more major clients in the future or if one or more clients encounter financial difficulties, our business, financial condition and results of operations could be materially and adversely affected. For the quarter ended September 30, 2006, there have been no material changes to our client concentration.

We may bear financial risk if we under-price our contracts or overrun cost estimates.

We bear the financial risk if we initially under-price our contracts or otherwise overrun our cost estimates. Such under-pricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we incur further instances of weakness in our internal controls, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the price of our common stock.

In connection with the internal control audit for the year ended December 31, 2005, our management assessed our internal control over financial reporting and concluded that two material weaknesses existed. We believe we have remediated both material weaknesses, which related to too many adjusting entries and the failure to identity and evaluate as well as disclose certain related party information to our Audit Committee and our independent registered public accounting firm. We have taken two steps so far. In 2006, we have hired additional accounting personnel and in the quarter ended September 30, 2006, PharmaNet implemented a new release of software that automates certain aspects of the revenue recognition process and implemented new policies and procedures regarding revenue recognition. Both management and internal audit personnel have tested the new internal controls around revenue recognition. In late December 2005, our Board of Directors adopted a resolution requiring all related party transactions be first approved by our Audit Committee and then by the full Board of Directors. We amended our Code of Ethics to require our human resources department to approve in writing the hiring of all employees. Human resources will make the appropriate related party inquiries and forward the information when appropriate to the Audit Committee. We believe these remediation efforts will enhance our ability to identity and evaluate and disclose related party transactions to our Audit Committee and our independent registered public accounting firm. We cannot assure you that our independent registered public accounting firm will agree with our management’s assessment that we have remediated them or that we will not encounter further instances of breakdowns in our internal control over financial reporting. Public disclosure of these material weaknesses or a failure to promptly complete our remediation effort could cause our common stock price to fall. Moreover, no matter how good a system of internal control is, it can be circumvented by people who engage in improper action. In such event, our results of operations could be distorted. If the improper activity is material, once discovered and publicly disclosed our common stock price could materially decline.

Our indebtedness may impact our financial condition and results of operations and the terms of our outstanding indebtedness may limit our activities.

On September 30, 2006, we had approximately $166.2 million of consolidated indebtedness. Subject to applicable restrictions in our outstanding indebtedness, we may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

$16.4 million of our current outstanding indebtedness bears interest at a floating rate tied to LIBOR and $143.8 million of our outstanding indebtedness bears interest at a fixed rate of 2.25% per year. Accordingly, if interest rates increase, whether generally or as the result of our lender’s requirement in connection with a proposed amendment, then the amount of the interest payments on our floating rate indebtedness will also increase. General economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance. As a result, these and other factors may affect our ability to make principal and interest payments on our indebtedness. Our business might not continue to generate cash flow at or above current levels. Moreover, if we are required to repatriate foreign earnings in order to pay our debt service, we may incur additional income taxes at rates as high as 35% in some jurisdictions. This would have the impact of reducing our earning per share and the amount of net cash we receive. If we cannot generate sufficient cash flow from operations in the future to service our indebtedness, we may, among other things:

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

We have outstanding $143.8 million in aggregate principal amount of our 2.25% convertible senior notes due 2024. The notes are convertible at the option of the holders at any time. The initial conversion rate of the notes is 24.3424 shares of common stock per $1,000 principal amount of the notes. This is equivalent to an initial conversion price of approximately $41.08 per share of common stock. However, the notes provide for what is known as “net share settlement” upon conversion. This means that upon conversion of the notes, we will be required to pay up to $1,000 in cash, per $1,000 principal amount of notes, and, if applicable, issue a number of shares of our common stock based upon the conversion value in excess of the principal amount. The conversion value of the notes is based on the volume weighted average price of our common stock for the ten trading day period commencing the second trading day after we receive notice of conversion. The conversion value must be paid as soon as practicable after it is determined. In addition, holders of the notes may require us to purchase their notes for cash on August 15,

2009, August 15, 2014 and August 15, 2019 and, under certain circumstances, in the event of a “fundamental change”, as defined in the indenture under which the notes were issued. Further, if a fundamental change occurs prior to August 15, 2009, we will be required to pay a “make-whole premium” in addition to the repurchase price which may be payable at our election in cash or shares of our common stock, valued at 97% of the then current market price, or a combination of both.

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

On September 30, 2006, we had approximately $53.8 million of cash  and marketable securities with approximately $8.1 million held in the U.S., approximately $6.5 million in Canada, and approximately $39.2 million in all other foreign subsidiaries. As of September 30, 2006, we could repatriate approximately $7.4 million from Canada tax-free. If a significant amount of cash is needed in the U.S. or we are not able to negotiate revised covenant terms on the Credit Facility, we may need to repatriate funds from foreign subsidiaries in a non-tax-efficient manner which would require us to pay additional U.S. taxes

Our operating results can be expected to fluctuate from period to period.

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

For the nine months ended September 30, 2006, we incurred a non-cash goodwill impairment charge of $7.8 million relating to our CPS operation which historically received a significant portion of its business from our former Miami and Ft. Myers facilities. For the year ended December 31, 2005, we incurred a non-cash goodwill impairment charge of $20.3 million relating to our Miami operations. These charges had a material adverse effect on our results of operations for the nine months ended September 30, 2006 and the twelve months ended December 31, 2005. We had goodwill and other intangible assets of approximately $331.1 million and $311.2 million (after deducting the impairment charge) as of December 31, 2004 and December 31, 2005, respectively, which constituted approximately 59.3% and 54.4%, respectively, of our total assets. We periodically evaluate goodwill and other intangible assets for impairment. In addition, the impairment of our Miami operations may adversely affect the goodwill of Clinical Pharmacology Services. Any future determination requiring the write off of a significant portion of our goodwill or other intangible assets could adversely affect our results of operations and financial condition.

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

Our operations in Canada currently benefit from favorable corporate tax arrangements. We receive substantial tax credits in Canada from both the Canadian federal and Quebec governments. Our Canadian operations employ a large number of research and development employees which results in significant expenses related to these services. Due to the nature of these services, the Canadian government subsidizes a portion of these expenses through tax credits that result in a reduced effective tax rate as well as a significant deferred tax asset on our balance sheet. However, there is no assurance that the credits will be fully realized. Further, any reduction in the availability or amount of these tax credits could have a material adverse effect on our profits and cash flow from our Canadian operations. Additionally, a large part of our net earnings is generated outside of the U.S., where tax rates are generally lower. If applicable foreign tax rates, particularly in Canada and Switzerland, increase, it will reduce our consolidated net earnings.

Governmental authorities may question our inter-company transfer pricing policies or change their laws in a manner that could increase our effective tax or otherwise harm our business.

As a U.S. company doing business in international markets through subsidiaries, we are subject to foreign tax and inter-company pricing laws, including those relating to the flow of funds between our company and our subsidiaries. Regulators in the U.S. and in foreign markets closely monitor our corporate structure and how we effect inter-company fund transfers. If regulators challenge our corporate structure, transfer pricing mechanisms or inter-company transfers, our operations may be negatively impacted and our effective tax rate may increase. Tax rates vary from country to country and if regulators determine that our profits in one jurisdiction may need to be increased, we may not be able to fully utilize all foreign tax credits that are generated, which would increase our effective tax rate. We cannot assure you that we will be in compliance with all applicable customs, exchange control and transfer pricing laws despite our efforts to be aware of and to comply with such laws. Further, if these laws change, we may need to adjust our operating procedure and our business could be adversely affected.

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

We must continuously develop assay methods to test drug products in order to meet the needs of our clients and attract new clients. In order to substantially increase the business of our bioanalytical laboratories, which provide services for branded pharmaceutical, biotechnology and generic drug companies; we must be able to provide solutions for our clients. This requires staying abreast of current regulatory requirements and identifying methods and applications that will assist our clients in obtaining approval for their products. If we are not successful in developing new methods and applications, we may lose our clients.

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

Our contracts may not have adequate indemnification agreements requiring our clients to indemnify us in the event of adverse consequences to our participants caused by their drugs or participation in their trials. We also carry liability insurance but there is no certainty as to the adequacy or the continued availability at rates acceptable to us, of such liability insurance. We could also be held liable for other errors or omissions in connection with our services. For example, we could be held liable for errors or omissions or breach of contract if our laboratories inaccurately report or fail to report lab results. If we do not perform our services to contractual or regulatory standards, the clinical trial process could be adversely affected. Additionally, if clinical trial services such as laboratory analysis do not conform to contractual or regulatory standards, trial participants could be affected. If there is a damage claim not covered by insurance, the indemnification agreement is not enforceable or broad enough, or our client is insolvent, any resulting award against us could result in our experiencing large losses.

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

Our success is substantially dependent upon the performance, contributions and expertise of our senior management team, including, among others, Mr. Jeffrey P. McMullen, our chief executive officer, the executive committee comprised of 19 members, and our divisional presidents and key vice presidents companywide. In addition, some members of our senior management team play a very significant role in the generation of new business and retention of existing clients. We also depend on our ability to attract and retain qualified management, professional and operating staff. Our loss of the services of any of the members of senior management, or any other key executive, or our inability to continue to attract and retain qualified personnel, could have a material adverse effect on our business.

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

We are self-insured in the U.S. related to medical insurance which exposes us to losses.

We are self-insured for our U.S. employee medical plan. While our medical costs in recent years have generally increased at the same level as the regional average, the mix and age of our workforce could result in higher than anticipated medical claims, resulting in an increase in our costs beyond what we have experienced. We do have stop loss coverage in place for catastrophic events, but the aggregate impact may have an effect on profitability.

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

The Financial Accounting Standards Board is requiring all companies to treat the fair value of stock options granted to employees as an expense effective for the first interim reporting period that begins after June 15, 2005. This change became effective for us on January 1, 2006. We and other companies are required to record a compensation expense equal to the fair value of each stock option granted over its vesting period. Previously, we were generally not required to record compensation expense in connection with employee stock option grants. We believe this change may reduce the attractiveness of granting stock options because of the additional expense associated with these grants, which would negatively impact our results of operations. For example, had we been required to expense stock option grants by applying the measurement provisions of Statement 123R, our recorded net earnings for the years ended December 31, 2004 and 2005 of approximately $19.7 million and $4.8 million, respectively, would have been reduced to approximately $15.7 million and a loss of $3.1 million, respectively. Stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel. Because Statement 123R did not apply to vested options as of December 31, 2005, in 2005 we accelerated the vesting of 462,059 out-of-the-money options held by PharmaNet executives and issued 263,544 vested options to 119 employees, none of whom are executive officers and directors. In addition, beginning in 2006, we plan to eliminate or reduce the issuance of stock options and issue lesser amounts of restricted stock or RSUs which involve less dilution, but generally result in income taxation to employees who receive grants, unless delivery is deferred into the future. Regardless of whether we issue options or restricted stock, our future results of operations will be negatively impacted.

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

Item 4.

Submission of Matters to a Vote of Security Holders

(a) Our annual meeting of shareholders was held on August 24, 2006.

(b) The following is a list of all nominees for director of our company who were elected at the annual meeting and whose term of office continued after the annual meeting:

Jeffrey P. McMullen
Jack Levine
David Lucking
Lewis R. Elias, M.D.
Arnold Golieb

(c) There were present at the meeting, either in person or by proxy, 17,545,162 shares of common stock, out of a total number of 18,905,454 shares of common stock issued and outstanding and entitled to vote at the meeting.

(d) The results of the vote of the shareholders taken at the annual meeting by ballot and by proxy as solicited by us on behalf of the Board of Directors were as follows:

(A) for the election of each of the nominees for director:

NOMINEE	FOR	WITHHELD
Jeffrey P. McMullen	17,101,418 Shares	443,744 Shares
Jack Levine	17,026,956 Shares	518,206 Shares
David Lucking	17,096,961 Shares	448,201 Shares
Lewis R. Elias, M.D.	17,100,357 Shares	444,805 Shares
Arnold Golieb	17,100,816 Shares	444,346 Shares

(B) to approve an amendment to our Restated Certificate of Incorporation, as amended, to change our company’s name from SFBC International, Inc. to PharmaNet Development Group, Inc.:

FOR	AGAINST	ABSTAIN
17,399,165 Shares	117,022 Shares	28,974 Shares

(C) to approve the amendment to our 2004 Employee Stock Purchase Plan to increase the number of shares available under the 2004 Employee Stock Purchase Plan by 200,000 shares:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
10,739,619 Shares	502,607 Shares	8,467 Shares	6,294,469 Shares

(D) to approve the ratification of Grant Thornton LLP as our independent registered public accounting firm for December 31, 2006:

FOR	AGAINST	ABSTAIN
17,114,849 Shares	410,919 Shares	19,394 Shares

Item 5.

Other Information

On August 24, 2006, we notified Mr. David Natan that he is being appointed to serve as our Executive Vice President of Reporting and Analysis, Chief Accounting Officer and Assistant Secretary. Mr. Natan accepted the appointment by our Board of Directors effective August 24, 2006. Mr. Natan had served as our Chief Financial Officer, Treasurer and Secretary since March 2002. The material terms of Mr. Natan’s employment agreement were disclosed on a Form 8-K filed on August 28, 2006. However, we continue to negotiate the remaining terms of the employment agreement with Mr. Natan, and the parties are working towards finalizing the final form of his agreement.

On August 24, 2006, our Board of Directors appointed Mr. John Hamill to replace Mr. Natan to serve as our new Chief Financial Officer, Treasurer and Secretary. Mr. Hamill’s position as Chief Financial Officer, Treasurer and Secretary commenced August 24, 2006. Mr. Hamill was, and continues to serve as Sr. Vice President, Chief Financial Officer of PharmaNet Development Group, Inc.’s subsidiary, PharmaNet having served in that capacity since January, 2006. The material terms of Mr. Hamill’s employment agreement were disclosed on a Form 8-K filed on August 28, 2006. However, we continue to negotiate the remaining terms of the employment agreement with Mr. Hamill, and the parties are working toward finalizing the final form of his agreement.

On August 24, 2006, our Board of Directors appointed Dr. Thomas J. Newman to serve as our new Executive Vice President, Late Stage Development. Dr. Newman’s position as Executive Vice President, Late Stage Development commenced August 24, 2006 and continues to serve as Executive Vice President and Chief Operating Officer of our subsidiary, having served in that capacity since January 2006.

On October 2, 2006, upon the recommendation of our Nominating Committee, our Board of Directors appointed Peter G. Tombros to fill the vacancy created by the resignation of one of our directors. Mr. Tombros will serve until our Annual Meeting of Stockholders to be held in 2007.

On October 2, 2006, upon the recommendation of the Nominating Committee, the Board increased the size of the Board from six (6) members to seven (7) members, and appointed Rolf A. Classon to fill such vacancy. Mr. Classon will serve until our Annual Meeting of Stockholders to be held in 2007.

Item 6.

Exhibits

(a) Exhibit Index

Exhibit Number	Description
10.1	Fifth Waiver dated as of September 28, 2006, to the Amended and Restated Credit Facility dated June 14, 2005 by and between the Company and UBS AG, Stamford Branch and other Lenders (filed herewith).
10.2

Fourth Amendment dated as of October 12, 2006, to the Amended and Restated Credit Facility dated June 14, 2005 by and between the Company and UBS AG, Stamford Branch and other Lenders (filed herewith).

10.3	Lease and Lease Agreement by and between 504 Carnegie Associates Limited Partnership and PharmaNet, Inc. dated March 4, 1999. (filed herewith)
10.4	Amendment No. 1 to Lease and Lease Agreement by and between 504 Carnegie Associates Limited Partnership and PharmaNet, Inc. dated May 1999. (filed herewith)
10.5	Amendment No. 2 to Lease and Lease Agreement by and between 504 Carnegie Associates Limited Partnership and PharmaNet, Inc. dated March 30, 2001. (filed herewith)
10.6	Amendment No. 3 to Lease and Lease Agreement by and between 504 Carnegie Associates Limited Partnership and PharmaNet, Inc. dated October 1, 2004. (filed herewith)
10.7	Employment Agreement by and between PharmaNet, Inc. and Dr. Thomas J. Newman dated November 2, 2004(1)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

———————

(1)   Filed as an exhibit to the Form 8-K filed by the Company on August 28, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 9, 2006 by the undersigned, thereunto duly authorized.

PharmaNet Development Group, Inc.

/s/ JEFFREY P. MCMULLEN
Jeffrey P. McMullen, Chief Executive Officer (principal executive officer)

/s/ JOHN P. HAMILL
John P. Hamill, Chief Financial Officer (principal financial officer)

/s/ DAVID NATAN
David Natan, Chief Accounting Officer (principal accounting officer)