Form 10-K
period 2006-12-31
PharmaNet Development Group Inc
filed 2007-03-22
CIK 1089542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

(609) 951-6800
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock Series A Junior Participating Preferred Stock Purchase Rights	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None.

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

Large accelerated filer ☐        Accelerated filer ☑        Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $276,982,736 based on the $15.16 closing sale price as reported on the NASDAQ Global Select Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 9, 2006

Common Stock, $.001 par value per share Series A Junior Participating Preferred Stock Purchase Rights	18,546,669 shares 18,546,669 rights

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrants definitive proxy statement for its 2007 annual meeting of stockholders of the registrant to be held on June 6, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PHARMANET DEVELOPMENT GROUP, INC.

		Page

PART I

Item 1.	Business	1
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	27
Item 2.	Properties	28
Item 3.	Legal Proceedings	29
Item 4.	Submission of Matters to a Vote of Security Holders	30

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	31
Item 6.	Selected Financial Data	33
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 8.	Financial Statements and Supplemental Data	49
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
Item 9A.	Controls and Procedures	49
Item 9B.	Other Information	50

PART III
Item 10.	Directors and Executive Officers and Corporate Governance	51
Item 11.	Executive Compensation	51
Item 12.	Security Ownership of Certain Beneficial Owners and Management	51
Item 13.	Certain Relationships and Related Transactions, and Director Independence	51
Item 14.	Principal Accounting Fees and Services	51

PART IV
Item 15.	Exhibits, Financial Statement Schedules	52
Ex-3.4 Second Amendment to Certificate of Incorporation
Ex-3.7 Third Amendment to Certificate of Incorporation
Ex-4.1 Form of Common Stock Certificate
Ex-10.2 David Natan Employment Agreement
Ex-10.16 Amended and Restated 1999 Stock Plan
Ex-10.18 Audit Committee Charter
Ex-10.29 Thomas J. Newman, MD Employment Agreement
Ex-10.37 Form of Director Indemnification Agreement
Ex-10.38 Form of Executive Officer Indemnification Agreement
Ex-10.39 Form of Director Restricted Stock Unit Agreement
Ex-10.40 Form of Employee Restricted Stock Unit Agreement
Ex-10.41 John P. Hamill Employment Agreement
Ex-21 Subsidiaries of PharmaNet Development Group, Inc.
Ex-23.1 Consent of Grant Thornton LLP
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

i

PART I

As used in this Annual Report on Form 10-K, all references in this report to “we,” “us,” “our,” “PharmaNet Development Group, Inc.,” “PDGI,” or the “Company” refer to PharmaNet Development Group, Inc. (formerly SFBC International, Inc.) and its subsidiaries as a single entity, unless the context otherwise requires. References to “PharmaNet” relate only to PharmaNet, Inc., our late stage subsidiary, and references to Anapharm relate to Anapharm, Inc., and references to Taylor relate to Taylor Technology, Inc.

Item 1.	Business.

General

We are a leading global drug development services company providing clinical development services, including consulting, Phase I and bioequivalency clinical studies, and Phase II, III and IV clinical development programs to branded pharmaceutical, biotechnology, generic drug and medical device companies around the world. We have conducted clinical trials on generic drugs and new chemical entities, and our clients include many of the largest pharmaceutical, biotechnology and generic drug manufacturers, and medical device companies in the world. We operate our business in two business segments. Our early stage business consists primarily of Phase I clinical trial services and our bioanalytical laboratories. Our late stage business consists primarily of Phase II through Phase IV clinical trial services, including a comprehensive array of services consisting of data management and biostatistics, medical and scientific affairs, regulatory affairs and submissions, clinical IT services and consulting services.

Early Stage

We have two early stage Phase I clinical trial facilities; one in Quebec City, Canada which has 164 beds, and the second in Montreal, Canada which has 150 beds. We expect to open a third early stage Phase I clinical trials facility in Toronto, Canada with a 150 bed capacity in mid-2007. Our entire Quebec City operations which include the clinical trial facility, bionanalytical laboratory and administrative offices are expected to be relocated to a new facility in Quebec City in the second quarter of 2007. This new facility is expected to have a capacity of 200 beds and approximately 14,000 square feet of bioanalytical space which is an increase of approximately 40% over the current bioanalytical space. We have developed and currently maintain databases of available individuals who have indicated an interest in participating in future early clinical trials. We perform both Phase I trials for pharmaceutical and biotechnology companies and bioequivalency studies for generic industry in these clinics.

We provide bioanalytical services through five bioanalytical laboratories located in Philadelphia, Pennsylvania, Princeton, New Jersey, Quebec City and Toronto, Canada, and Barcelona, Spain where we are a 49% joint venture partner. The Quebec City laboratory will be significantly expanded as the result of a move to the new facility in Quebec City in the second quarter of 2007. The Barcelona laboratory will also be expanded as the result of a move to a new facility in the second quarter of 2007. These facilities primarily conduct methods development and sample analyses for both branded and generic drug products.

Late Stage

As of the date of this report, the late stage segment offers late stage clinical development services through a network of 31 offices around the world and accounted for approximately 65% of our direct revenue in 2006. This global presence facilitates investigator site selection, timely patient recruitment and the efficient conduct of complex worldwide clinical trials. We have expertise in most therapeutic areas including oncology, neurosciences, cardiovascular and infectious diseases. In addition to the late stage clinical development services, we have developed a full line of proprietary software products specifically designed to support clinical development activities. These web-based products, which we believe comply with the U.S. Food and Drug Administration, or FDA, and international guidelines and regulations governing the use of electronic signatures in the conduct of clinical trials, facilitate the collection, management and reporting of clinical trial information. In 2006, net revenue derived from the use of these software products by our clients has not been material.

We believe that we can leverage our core early and late stage clinical trial and bioanalytical laboratory services with our broad range of complementary services, including planning and consultation, data management and biostatistics, medical and scientific affairs, regulatory affairs and submissions and clinical information technology services. Broader capabilities provide clients with the necessary services to expedite the drug development process.

History

We have been providing drug development services since 1984. Commencing with our first acquisition in March 2000, we have grown through the strategic acquisitions of related businesses and through internal growth. Our key acquisitions to date include PharmaNet in 2004 and Anapharm in 2002. Through our acquisition of PharmaNet for which we paid approximately $250.5 million in cash, we added late stage clinical development services to become a global provider of both early and late stage clinical development services. Anapharm, which was acquired for $26.7 million in cash and 251,063 shares of our common stock, is a provider of early stage clinical trials and bioanalytical laboratory services primarily to generic drug companies.

The following chart summarizes our growth through acquisitions:

Locations as of the
Date of Acquisition	Name	Current Business	date of this report

December 2004	PharmaNet, Inc.	Late Stage Clinical Trials Management	Eleven North American offices, Ten European offices, Eight Asian offices plus Buenos Aires, Argentina and Sydney, Australia

July 2004	Taylor Technology, Inc.	Bioanalytical Laboratory	Princeton, New Jersey

October 2003	Anapharm Europe, S.L.	Bioanalytical Laboratory (49% interest in joint venture)	Barcelona, Spain

August 2003	Clinical Pharmacology Associates(1)	Early Stage Clinical Trials	Miami, Florida (discontinued in 2006)

July 2003	SFBC New Drug Services Canada.(2) (remaining 51% interest not previously owned by Anapharm, Inc.)	Late Stage Clinical Trials Management	London, Ontario, Canada

March 2003	SynFine Research Inc.	Chemical Synthesis	Toronto, Canada

September 2002	New Drug Services, Inc.(3)	Data Management, Biostatistical and Regulatory	Kennett Square, Pennsylvania

Locations as of the
Date of Acquisition	Name	Current Business	date of this report

March 2002	Anapharm, Inc.	Early Stage Clinical Trials and Bioanalytical Laboratory	Quebec City, Canada
		Early Stage Clinical Trials and Clinical Laboratory Services	Montreal, Canada
		Bioanalytical Laboratory (opened January 2005)	Toronto, Canada
		Early Stage Clinical Trials (expected to open in the second quarter of 2007)	Toronto, Canada

August 2001	Keystone Analytical, Inc.	Bioanalytical Laboratory	Philadelphia, Pennsylvania

February 2001	Lee Coast Research, Inc.	Early Stage Clinical Trials	Ft. Myers, Florida (discontinued in 2006)

March 2000	Pharmaceutical Development Associates, Inc.(2)	Late Stage Clinical Trials Management	Charlotte, North Carolina

1984 (formation)	PharmaNet Development Group, Inc. (formerly SFBC International, Inc.)	Early Stage Clinical Trials and Clinical Laboratory Services and also Corporate Headquarters	Corporate headquarters moved to Princeton, New Jersey in 2006 (clinical operations in Miami were discontinued in 2006)

(1)	Formerly part of our Miami subsidiary.

(2)	Now part of PharmaNet.

(3)	Operated as Clinical Pharmacology Services since January 2005 in our early stage segment. Effective January 1, 2007, began operating as PharmaNet Specialized Pharmaceutical Services, Inc.

Discontinued Operations

Due to our decision in May 2006 to discontinue operations in Florida, all financial results in this report reflect our continuing operations only, unless otherwise stated. Certain prior period amounts have been revised as a result of the discontinued operations. See Note B Discontinued Operations.

Due to the issues surrounding our Florida operations which were previously disclosed in our Form 10-K for the year ended December 31, 2005 and subsequent filings, upon the recommendation of our management, the Board of Directors authorized the closure of our operations in Florida consisting of our Miami and Ft. Myers subsidiaries. Shortly thereafter, we began an orderly completion of our on-going contracts, a transfer of those contracts which had not been started to third parties, developed a plan for vacating the Miami and Ft. Myers facilities, and implemented a termination program for employees located at those subsidiaries, and other administrative tasks. As of December 31, 2006, we believe this process has been substantially and successfully completed. With the shutdown of the Miami and Ft. Myers facilities, we no longer conduct any early stage clinical trials in our facilities in the United States.

Industry Overview

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

It is expected that approximately $11.0 billion to $13.5 billion, or approximately 20%-22%, of total 2007 pharmaceutical research and development expenditures will be outsourced to the Contract Research Organizations, or CRO, industry, according to a recent study published by First Analysis Securities Corporation, dated January 2007. According to this First Analysis report, demand for CRO clinical development services is expected to continue to grow approximately 14%-17% over the next several years due to continued research and development investment and biotech funding, the expanding breadth and depth of clinical trials, the increasing complexity and globalization of clinical trials and an increased focus and requirements for post-marketing studies. In addition, many of the new molecular entities are coming from small pharmaceutical and biotech companies which typically lack expertise, resources, or infrastructure, resulting in a greater reliance on outsourcing. We believe that, according to the January/February 2006 Report by Tufts University Center for the Study of Drug Development, the CRO industry’s ability to successfully complete clinical trials more cost effectively and the headcount reductions or restrictions in large pharmaceutical companies that were announced in 2006 also indicate that more studies will be outsourced in the future.

The product development process

Branded drugs

The branded drug research and development process primarily consists of several stages: drug discovery, pre-clinical studies, clinical trials, regulatory review and marketing. We do not provide drug discovery, pre-clinical services or marketing services. However, we do conduct clinical trials that may be used to support marketing activities. See description of Phase IV clinical trials below.

The clinical stage includes studies with healthy participants, as well as those with targeted diseases, impairments or conditions. Prior to commencing most human clinical trials in the United States, a pharmaceutical or biotechnology company must file with the FDA an investigational new drug, or IND, application, which includes manufacturing data, pre-clinical data, information about the use of the drug in humans for other purposes and a detailed plan for the proposed clinical trials.

The effective design of these trials, referred to as study protocols, is essential to the success of the drug development effort. The study protocol must be designed to assess the effectiveness and safety of new drugs and to generate the data the FDA will require in order to approve the drug. If the FDA does not comment after an IND application is filed, human clinical trials may begin after the initial 30-day period. In other countries in which we operate, pharmaceutical and biotechnology companies must follow similar regulatory procedures with the respective equivalent governmental authorities.

The human clinical trials stage is the most time-consuming and expensive part of the drug research and development process. Trials in humans usually start on a small scale to assess safety and then expand to larger trials to test both safety and efficacy. Trials generally are grouped into four stages known as Phase I, Phase II, Phase III and Phase IV:

•	Phase I clinical trials involve testing a drug on a limited number of participants, typically 20 to 80 persons per study, to determine the drug’s basic safety data, including tolerability, absorption, metabolism and excretion. This phase, which lasts an average of six months to one year, is comprised of numerous clinical trials of short duration.

•	Phase II clinical trials involve testing a small number of participants, typically 100 to 200 persons who qualify for inclusion in a clinical trial based upon meeting the applicable trial protocol’s criteria and having a particular medical condition, to determine the drug’s safety profile and effectiveness and how different doses work. This phase, which lasts an average of one to two years, is comprised of several longer duration clinical trials.

•	Phase III clinical trials involve testing large numbers of participants, typically several hundred, with a medical condition to verify drug efficacy and safety on a large scale. These trials usually involve numerous sites. Multiple trials are often conducted within each of Phase I through Phase III. After successfully completing all three clinical phases, a company submits a new drug application, or NDA, to the FDA and/or other national regulatory agencies requesting that the drug be approved for marketing. The NDA is a comprehensive filing that includes, among other things, the results of all pre-clinical studies and clinical trials. In other countries in which we operate, a similar filing procedure is required with the respective equivalent governmental authorities.

•	Phase IV clinical trials, which are conducted after drug approval, may also be required by the FDA or equivalent foreign regulatory authority. These additional trials are required in order to monitor long-term risks and benefits, to study different dosage levels or to evaluate different safety and efficacy parameters.

Generic drugs

Generic drugs are the chemical and therapeutic equivalents of branded drugs and are usually marketed after patent expiration of the relevant branded drug. Regulatory approval is normally required before a generic equivalent can be marketed. Approval is sought for generic drugs through the submission to the FDA of an abbreviated new drug application, or ANDA. An ANDA may be submitted for a drug on the basis that it is the equivalent of a previously approved drug. In other countries in which we operate, pharmaceutical and biotechnology companies must follow similar regulatory procedures with the respective equivalent governmental authorities.

Generic drugs must meet the same quality standards as branded drugs. However, a NDA, which is the form of submission required for approval of a new branded drug, requires that complete clinical trials be conducted. An ANDA for a generic drug generally only requires the submission of data from bioequivalence studies, which usually compare the rate and extent of absorption and levels of concentration in the blood stream of the generic drug product with that of the previously approved drug.

Bioequivalency studies are normally conducted in two stages. The first stage involves conducting pilot trials with a limited number of human subjects to justify advancing a generic formulation to more costly bioequivalency trials. Commonly, these pilot studies are conducted simultaneously on several different formulations of the same drug, to determine the formulation most closely bioequivalent to the branded drug. The second stage, pivotal bioequivalency trials, are studies conducted on a substantially larger group of subjects, in order to demonstrate bioequivalency in accordance with standards required by the FDA.

505(b)(2) approval

Another FDA approval route increasingly utilized by both generic and branded companies is referred to as a 505(b)(2) application. This section of the Hatch-Waxman Act permits an applicant to rely upon the FDA’s prior finding of safety and efficacy for a drug, or upon published literature establishing that drug’s safety and efficacy, but will also require that the applicant perform some additional clinical safety and efficacy studies. Such 505(b)(2) applications are generally utilized for significant variations of an approved drug, for new dosage forms of an approved drug, for substitution of one active ingredient in a combination drug product or other significant changes that would make the generic drug ANDA route unavailable. The FDA has expanded the scope of products subject to 505(b)(2) approval, and this may, in turn, expand the market for clinical tests and other related services such as those offered by us and our competitors.

Medical devices

Medical devices are regulated by the FDA, which has established three regulatory classes for medical devices based on the degree of control believed necessary to assure that the various types of devices are safe and effective. Depending on the type of device, pre-market approval by the FDA may be required and in some cases data derived from clinical trials regarding the safety and effectiveness of the device must be filed. Devices in Canada and the

European Union are also generally regulated on a risk assessment basis with higher risk classes requiring more complex submissions and disclosure.

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

Emergence of new research technologies that are resulting in greater drug development activities

Over the past 20 years, economic opportunities and technological advances have dramatically changed the drug discovery process. The primary outcome of these changes has been increased efforts to pursue more disease targets and to discover drug compounds that are therapeutically effective against these targets.

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

As a result of more drugs being discovered, screening and lead optimization tools and technologies, significant growth, expected to be in the range of 14% to 17% in early and late stage clinical development, according to First Analysis, will result as product candidates advance from the earlier to later stages of the drug development process.

Escalating research and development expenditures by pharmaceutical companies

Increases in global research and development expenditures by the major pharmaceutical companies have broadly tracked the increase in pharmaceutical revenues over the past 10 years. In 1996, pharmaceutical research and development expenditures were approximately $17 billion and now are expected to be in the range of $52 billion to $62 billion, according to www.phrma.org and First Analysis.

Changes in the regulatory environment

We believe that the FDA will continue to be more demanding with respect to the data required to support new and generic drug approvals and is seeking more evidence regarding the safety and efficacy of new drugs. In January 2007, the FDA issued a press release reinforcing its commitment to drug safety. In this news release, the FDA describes specific steps that will be taken to strengthen the science that supports the FDA’s medical product safety systems at every stage of the product life cycle, to improve communication and information flow among stakeholders and improving operations and management to ensure the implementation of the review, analysis and consultation, and communication processes needed to strengthen the U.S. drug safety system.

The changing population demographics associated with an aging population is further exacerbating this trend due to safety concerns regarding the interaction of multiple medications. As a result, the complexity of clinical trials and the number of participants required for clinical trials are increasing, which we believe is resulting in an increase in the demand for the services provided by drug development services companies, with a particular increase in Phase I and Phase IV safety trials.

We believe that the FDA is also increasing its scrutiny of the pharmaceutical industry. Much of this emphasis is likely to be placed on pharmaceutical manufacturers, but it is possible that the FDA and other bodies will increase its inspections of clinical development services companies such as us and our competitors. It is uncertain what impact any increase in inspections would have on the clinical development services industry.

Industry Association Appointment

The Association of Clinical Research Organizations, or ACRO, represents the world’s leading clinical research companies. As the industry’s association ACRO advances the common interests of research and development services companies and is responsible for representing the CRO industry to pharmaceutical, biotechnology, medical device companies, legislators and regulators, patient advocacy groups and media worldwide. PharmaNet has been an active member of ACRO since the association’s second year. In December 2006, Jeffrey P. McMullen, our president and CEO, was elected Chairman of ACRO for 2007.

Growth of the biotechnology industry

The biotechnology industry and the number of drugs it produces have grown substantially over the past decade. Biotechnology companies generate significant numbers of new drug candidates that require clinical development either by these companies or by traditional pharmaceutical companies who license these products. The biotechnology industry is expected to increase its expenditures on drug development in the coming year due to a favorable financing environment. Financing in 2006 increased to approximately $16 billion from a little more that $8 billion in 2005, according to a Biocentury report dated January 2007. Biotechnology companies often do not have the staff, operating procedures, infrastructure, experience or expertise in-house to conduct their own clinical trials. In addition, while biotechnology companies have historically sought to defray the cost of clinical development by licensing their products to pharmaceutical companies, we believe that many are now increasingly seeking to license out their technology at a later stage of clinical development.

Growth and price pressures of the generic drug industry

A significant number of branded pharmaceuticals are expected to lose patent protection over the next few years, which is expected to increase demand for bioanalytical laboratory services by generic pharmaceutical companies. Bioanalytical laboratory services are necessary to determine that a generic drug is equivalent to the branded drug. We believe that drug development services companies that are selected to provide bioanalytical laboratory services relating to a generic drug are usually also selected to handle the bioequivalency clinical trials work, if any, related to the generic drug approval process. Furthermore, an increasingly favorable regulatory environment pertaining to generic drug development and marketing has resulted in dramatic growth in the generic drug industry, and more government and private organizations are requiring generic drug use, due to their lower costs than branded pharmaceuticals. Most recently in the United States, the FDA increased its funding for generic drug activities in fiscal year 2004 in order to increase its staff and reduce the time required to process generic drug applications. In addition, in 2006, the generic drug industry experienced price pressures which translated to pricing pressures for its service providers, and we believe this practice will continue in the immediate future.

Increasingly global scope of clinical trials

We believe that an increasing number of pharmaceutical and biotechnology companies are pursuing drug approvals in multiple countries simultaneously, rather than sequentially, as in the past, to maximize speed to market and to achieve higher potential returns on their research and development expenditures. The globalization of clinical trials provides access to larger patient populations, supports global registration and marketing efforts and lowers costs while still producing high quality data for submission to the FDA and other regulatory agencies. We believe that the increasing complexity in clinical research, regulatory oversight, and the level of specialization has translated into increased demand by pharmaceutical and biotechnology companies for clinical research organizations to conduct their complex trials on a global basis.

According to an Accenture report dated January 2007, a global management consulting company, drug development research in Central and Western Europe, Latin America and Asia will increase from 10% of global drug development research in 1998 to nearly 25% in 2008.

Our Competitive Strengths

We believe that we offer clients the following valuable strengths that help us capitalize on the trends affecting the drug development services industry and its clients.

Our ability to provide a comprehensive range of clinical development and complementary services

We are a leading provider of both early and late stage clinical development services. In early stage clinical development services, we specialize primarily in Phase I clinical trials and bioanalytical laboratory services, including early clinical pharmacology. We conduct bioequivalency studies for major pharmaceutical and biotechnology companies as well as generic drug companies. The late stage segment provides global services focused on Phase II through Phase IV clinical trials including a comprehensive array of services consisting of data management and biostatistics, medical and scientific affairs, regulatory affairs and submissions and clinical IT services. We also assist clients with integrated drug development services in project design, study design, investigator recruitment, investigative site selection, qualified study participant recruitment, study monitoring, auditing and quality assurance. In addition to providing services in most therapeutic areas, we provide services focused on oncology, neurosciences, cardiovascular and infectious diseases.

Our ability to recruit

The early stage segment maintains a significant recruitment database in Canada. This database has in excess of 100,000 names of potential participants who participated or indicated their interest in participating on clinical trials in all of our Canadian facilities. The participant database includes different categories of study participants from 18 years and older male and female volunteers to participants with specific conditions (smokers/non-smokers, hypertensive males and females, hypogonadal males, post-menopausal women, diabetes type 2 patients, and other specific conditions).

The late stage segment provides clinical trial management and related services through a global network of offices. We also have employees or contractors who perform services in 14 other countries where we do not currently maintain offices. We believe that this global platform enables timely patient recruitment and gives us access to patient populations that are difficult to find in the United States. The physicians with whom we have relationships for the purpose of recruiting patients for our clinical trials have access to patients worldwide, providing us with significant capabilities in recruiting special patient populations.

The scope of our clinical trials facilities

The existing early stage generic clinic in Quebec City, Canada has 164 beds within four independent units and approximately 10,175 square feet of laboratory space. The new facility in Quebec City which has been under construction since April 2006, is expected to open in the second quarter of 2007. As of March 10, 2007, the building was substantially completed. We expect to begin moving into the new facility in late March 2007 and have devised an orderly transition from its facilities into the new building. We believe the move will be successful and accomplished in a timely manner. However, we cannot assure you that services to our clients will not be disrupted. If there is a problem moving into the new facility, this could have an adverse impact on our early stage revenues.

The new facility is expected to provide more clinical space, 200 beds, and increase the size of the bioanalytical laboratory by approximately 40%. The building has been designed to accommodate anticipated future growth. Additionally, the size of the building could be increased further or an adjacent building could be constructed on the same site. However, we cannot assure you that this future growth will materialize.

The clinic in the Montreal, Canada location has 150 beds within four independent units. The independent units provide the flexibility to conduct different studies at the same time and enhance our capability to serve additional specialty sectors, such as the generic drug development market. We intend to open a 150 bed Phase I facility in Toronto, Canada in mid-2007 (our bioanalytical laboratory currently operating in Toronto is located at a different facility).

We also have quality assurance units in the United States, Europe and Canada that work independently from our operations groups to help ensure compliance with FDA and local country regulations and to ensure the overall quality of the work performed in our early and late stage business. This is accomplished by routine investigator site audits and internal process audits focused on continual process improvement.

Our experience

We have been providing branded pharmaceutical, biotechnology and generic drug companies with drug development and medical device services for over 20 years. Our employees have extensive experience in the clinical trials industry and have been involved in extremely large and complex studies across a broad range of areas. Our late stage clinical development group employs several former senior-level FDA officials offering years of first-hand agency perspective to both pre-market and post-market development processes for drugs, biologics and devices. Furthermore, our safety and pharmacovigilance group has a team of safety professionals with extensive experience in drug safety, pharmacovigilance and pharmacoepidemiology and an understanding of the changing global regulatory environment. We also have significant experience in providing drug development services in many therapeutic areas, such as oncology, neurosciences, cardiovascular and infectious diseases.

Our Strategy

We believe that increasing demand for outsourced drug development services will provide us with opportunities to continue to grow our business. Our strategy is to build upon our clinical development expertise and to further our reputation as a provider of a broad range of high-quality drug development services to our clients in the branded pharmaceutical, biotechnology, generic drug and medical device industries. During 2007, in our early stage operations we intend to open a new 150 bed generic clinic trials facility in Toronto, Canada. The opening of this new facility in Toronto, Canada will enable us to take on more branded clinical trials in our Montreal, Canada facility which historically have a higher profit margin. Additionally, we intend to provide ligand-binding assay services in our new Quebec City facility. We cannot assure you that our strategy will be successful or result in significant additional revenue. In our late stage segment, we expect to begin formulating preliminary plans to broaden our service offerings either through an acquisition or through internal development. We cannot assure you that we will implement these plans or consummate any acquisitions during 2007.

Leveraging complementary early clinical and late phase development services and client relationships

We believe that opportunities exist to cross-sell between the early and late stage business segments. Our clients are branded pharmaceutical, biotechnology and generic drug companies that outsource a portion of their drug development activities in order to focus their efforts in sales, marketing and other drug discovery activities. On occasion we generate business from multiple, and often independent, groups within our client companies. In addition to pursuing new client relationships, our sales and marketing teams focus on gaining new business and developing new relationships with groups at existing clients.

Leveraging our global presence to provide a complete range of drug development services worldwide

We believe that the resulting global presence, including infrastructure, client and regulatory relationships, and local drug development expertise, will facilitate expansion of our early stage clinical development and bioanalytical operations into Europe, although we were unable to grow this part of our business in 2006. While we currently operate in 19 countries on five continents, the increasingly global drug development needs of our clients makes it beneficial to continue to expand our presence in these locations and to move into new countries and new locations in order to remain competitive in the future.

Expanding our bioanalytical laboratory business

Our bioanalytical laboratory business serves a broad spectrum of our clients’ needs. Our scientists develop bioanalytical methods and provide bioanalytical studies for major pharmaceutical companies as well as biotechnology and generic drug companies. We believe that by providing bioanalytical laboratory services, we can help our clients reduce administrative costs, coordination efforts, and clinical trial completion times while enabling us to compete more successfully for new business. We also believe that the addition of ligand-binding laboratory services will answer this need in the market place.

Augmenting our current range of services through strategic acquisitions, strategic alliances or joint ventures

We have grown significantly by acquiring related businesses. We believe the eleven acquisitions from March 2000 through December 2004 have broadened our range of services, strengthened our management team and expanded our client base. We did not consummate any acquisitions in 2005 or 2006.

Our industry is highly fragmented and includes large and small competitors that have expertise in different business areas. As part of our growth strategy, we continue to monitor acquisition opportunities and when circumstances are appropriate, intend to make acquisitions which enhance our array of services or otherwise strengthen our ability to provide exceptional services to our clients.

We try to target businesses that, in addition to fitting well with our current business, would be accretive to our earnings and that have experienced management willing to stay with the business after the acquisition. We generally seek to negotiate acquisition consideration structures that will help us to retain and motivate an acquired business’ existing management. As a result of the discontinuation of operations in Florida and the highly competitive nature of pricing in the generic industry, we have focused our efforts in the recent past on strengthening our core businesses rather than attempting to acquire any new businesses. Our emphasis on making acquisitions is significantly less than in prior years; however, we continue to monitor potential acquisitions in the areas of bio-imaging, which is required for essentially all oncology trials, central laboratories, clinical trial packaging and distribution, and a partner to help us promote our PharmaSoft software.

Our Services

We believe our drug development services assist our clients in managing their research and development programs efficiently and cost effectively through the drug development process. We offer our clients a broad range of drug development services, including the following:

Early stage clinical development services

Our early stage clinical development services include designing studies, recruiting and screening study participants, conducting early stage clinical trials, and collecting and reporting to our clients the clinical data collected during the course of the clinical trials.

We may assist our clients in preparing the study protocols, designing case report forms and conducting any necessary clinical trial audit functions. Additionally, we collect data throughout clinical trials and enter it onto case report forms according to Good Clinical Practices, or GCPs, which are practices to meet our clients’ and the FDA or other regulatory agency requirements identified in each study protocol. We also provide our clients with statistical analysis, medical report writing services and assistance with regulatory submissions.

Laboratory services

We provide bioanalytical laboratory services primarily in support of early clinical trials at our facilities located in Quebec City and Toronto, Canada, Princeton, New Jersey, Philadelphia, Pennsylvania, and Barcelona, Spain. Our bioanalytical laboratories have or develop the scientific methods, or assays, necessary to analyze clinical trial samples.

Our bioanalytical laboratories provide bioanalytical support for preclinical studies, drug discovery, early clinical trials studies, bioequivalence studies, bioavailability studies and drug metabolism studies. During the generic clinical trial process, we conduct laboratory analysis on various biological specimens to determine the quantity of a drug present in each specimen. Additionally, with the exception of our laboratories in Canada and Spain, substantially all of the samples we analyze at our bioanalytical laboratories are generated from branded clinical trials we did not perform. We format and present the data resulting from this process to our clients for their use and interpretation.

Late stage clinical development services

We provide late stage clinical development services for studies, including clinical operations, data management and biostatistics, regulatory, medical and scientific affairs, and consulting. We provide a full array of services in support of these trials, including strategic planning, protocol/case report form design, site selection, monitoring and project management, software systems development and support, quality control/assurance, global safety and pharmacovigilance, and post-FDA approval development services. Our late stage clinical development services cover most therapeutic areas with focus in oncology, neurosciences, cardiovascular and infectious diseases.

Data management and biostatistics

We operate seven data management centers, consisting of five in North America, one in Europe and one in India. Of these, three of the North American centers, the European center and the Indian center feed into a central integrated repository in the United States. We offer a globally integrated database management system that can operate multiple software applications from a variety of vendors, thereby providing flexibility for our clients in conducting large-scale clinical trials in multiple international markets. We also offer biostatistical and programming services, employing state-of-the-art software technologies and innovative strategies to facilitate data processing, analysis and reporting of results.

Clients and Marketing

Our clients include many of the largest branded pharmaceutical, biotechnology, generic drug and medical device companies in the world. We believe we have a strong reputation for client service and have cultivated relationships with key decision makers within our clients’ organizations. We focus on meeting our clients’ expectations, and we believe that this has been a leading factor in generating repeat business from our clients.

Our clients often represent multiple sources of business for us since there are often a number of therapeutic specialty or other groups that contract separately for services within one company. For the year ended December 31, 2006, approximately 44% of our direct revenue, which does not include reimbursed out-of-pockets from clients, was attributed to our operations based in the United States, approximately 28% from operations in Canada, approximately 26% from operations in Europe, and approximately 2% from operations in the rest of the world. The mix of our clients and revenue generated from individual clients varies from period to period. In 2004 (on a pro forma basis), 2005 and 2006, no client accounted for 10% or more of our direct revenue. For the year ended December 31, 2006, no client represented more than 7.2% of our direct revenue, and for the year ended December 31, 2005, no client represented more than 7.4% of our direct revenue, not including reimbursed out-of-pockets. At December 31, 2006, one client represented approximately 14.0% of our accounts receivable or 9.0% of our accounts receivable net of client advances.

We employ an experienced team of approximately 35 business development sales representatives with approximately 40 support staff who market our services to branded pharmaceutical, biotechnology, generic drug and medical device companies, primarily to North America, Europe and Japan. Additionally, members of our senior management play a very active role in developing and managing our relationships with existing clients and in helping to generate business from new clients.

Our Competitors

The drug development services industry is highly fragmented and is comprised of a number of large, full-service drug development services companies as well as many smaller companies with limited service offerings. We believe we are one of the top ten largest drug development services companies ranked by contract research revenues for 2006. Our major competitors in this industry include drug development services companies, including Covance, Inc., Pharmaceutical Product Development, Inc., MDS Pharma Services, a division of MDS Inc., ICON, plc, PAREXEL International Corporation, PRA International, Quintiles Transnational Corp., Kendle International Inc. and the research departments of universities and teaching hospitals.

Generally, drug development services companies principally compete on the basis of following factors:

•	the ability to recruit doctors and participants for clinical trials;

•	medical and scientific expertise in specific therapeutic areas;

•	the ability to organize and manage large-scale trials;

•	the quality of their services;

•	the range of services they provide;

•	financial stability; and

•	the cost of services they provide.

The general trend toward consolidation in the pharmaceutical industry has resulted in increased competition for clients. Consolidation within the pharmaceutical and biotechnology industries as well as the trend by the pharmaceutical and biotechnology industries to limit outsourcing to fewer drug development services companies has also heightened competition for contracts in our industry.

We compete in the early and late stage portions of the business on the basis of our reputation for high quality, our attention to client service and our broad range of therapeutic expertise. Our businesses have preferred provider relationships with a number of leading pharmaceutical companies and in the ordinary course of business seeks to enter into new relationships. While these relationships do not guarantee us that we will be selected to manage a particular trial, we believe that they are a competitive advantage. We believe our reputation for quality, our global presence and integrated worldwide data management systems make us competitive in the late stage portion of the business.

The bioanalytical laboratories compete primarily through the development of, or capacity to develop, validated methodologies, also known as assays. We believe the capacity to develop these methodologies and in some cases their pre-demand availability are the best tools to sell these services to pharmaceutical companies, especially generic drug companies conducting bioequivalence studies. In order to better attract generic business, these methodologies are often developed in a proactive way even before our generic clients need it. Our major competitors in this area include MDS Pharma Services, a division of MDS Inc., and Pharmaceutical Product Development, Inc.

Indemnification and Insurance

In conjunction with our product development services, we employ or contract with physicians to serve as investigators in conducting clinical trials to test new drugs on human volunteers. Such testing creates the risk of liability for personal injury to or death of volunteers, particularly to volunteers with life-threatening illnesses, resulting from adverse reactions to the drugs administered. It is possible that we could be held liable for claims and expenses arising from any professional malpractice of the investigators with whom we contract or employ, or in the event of personal injury to or death of persons participating in clinical trials. In addition, as a result of our operation of clinical trial facilities, we could be liable for the general risks associated with clinical trials including, but not limited to, adverse events resulting from the administration of drugs to clinical trial participants or the professional malpractice of medical care providers. We also could be held liable for errors or omissions in connection with the services we perform through each of our service groups. For example, we could be held liable for errors or omissions or breach of contract if one of our laboratories inaccurately reports or fails to report laboratory results. Further, PharmaNet has in the past acted, and intends in the future to act, as a “sponsor” on behalf of certain public company clients in connection with certain clinical trials in Australia. Under Australian law, the “sponsor” of a clinical trial must maintain a legal presence in Australia and PharmaNet meets this requirement through its wholly owned Australian affiliate PharmaNet Pty. Limited. Additionally, PharmaNet intends in the future to act, as a “legal representative” under the European Union, or EU, Clinical Trials Directive on behalf of certain public company clients, lacking a legal presence within the EU, in connection with certain clinical trials being performed with the EU. Under the Clinical Trials Directive, a sponsor must designate a “legal representative” with the regulatory authorities prior to the commencement of any clinical trial with the EU. This legal representative is required to have a legal presence in one of the EU member countries and is required to be legally liable for the conduct of the clinical trial. PharmaNet’s agreement to act in this capacity exposes it to additional liability as a “sponsor” or “legal representative” in the event of any adverse incidents however, we have sought to reduce our risks by one or more of the following:

•	indemnification provisions and provisions seeking to limit or exclude liability contained in our contracts with clients and investigators;

•	insurance maintained by clients and investigators and by us; and

•	complying with various regulatory requirements, including the use of ethics committees and the procurement of each participant’s informed consent to participate in the study.

The contractual indemnifications we have generally do not fully protect us against certain of our own actions, such as negligence. Contractual arrangements are subject to negotiation with clients, and the terms and scope of any indemnification, limitation of liability or exclusion of liability may vary from client to client and from trial to trial. Additionally, financial performance of these indemnities is not secured. Therefore, we bear the risk that any indemnifying party against which we have claims may not have the financial ability to fulfill its indemnification obligations to us. Additionally, while we maintain professional liability insurance that covers the locations in which we currently do business and that covers drug safety issues as well as data processing and other errors and omissions, it is possible that we could become subject to claims not covered by insurance or that exceed our coverage limits. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim that is outside the scope of or in excess of a contractual indemnification provision, beyond the level of insurance coverage or not covered by insurance, or in the event that an indemnifying party does not fulfill its indemnification obligations. As a result of the discontinuation of operations in Miami and Ft. Myers described throughout this report, we have exercised and purchased the extended reporting period, or the tail coverage, option provided within the professional liability insurance policy that covered these operations at policy expiration. This extended reporting period provides the ability to report any professional liability claims that may have arisen from our operations in Miami and Ft. Myers for a specific time frame. We could be materially and adversely affected if we were required to pay all the damages or bear all the costs of defending any claim that is outside the scope of or in the excess of the level of coverage provided during this extended reporting period, including any claims that the insurance policy does not address.

With regard to the pending class and derivative actions, we have directors and officers liability coverage which may provide coverage, subject to a $250,000 deductible which has been reached, and normal coverage exclusions including any court finding of fraud. To date these coverage exclusions have not been material.

Government Regulation

All phases of a clinical trial are governed by the FDA and state regulations, as well as other regulatory agencies including the Therapeutic Products Directorate, or TPD, in Canada and the European Medicine Evaluation Agency, or EMEA. Sponsors of clinical trials also follow the International Conference of Harmonization, or ICH, E6 guidelines which affect global drug development. Accordingly, sponsors of clinical trials are responsible for selecting qualified investigators to conduct clinical trials, provide investigators with study protocols, monitor the clinical trials, report any changes or modifications of the clinical trial to the FDA or other regulatory agencies and report any serious and unexpected adverse reactions occurring in the clinical trial to the appropriate regulatory agency. In the course of providing our drug development services, we too must comply with the above regulatory requirements.

Our services are subject to various regulatory requirements designed to ensure the quality and integrity of the clinical trials process. The manufacture of investigational drugs are required to comply with Good Manufacturing Practices, or GMP, regulations. The industry standard for conducting clinical research and development studies is contained in regulations established for Good Clinical Practice, or GCP. The FDA requires that the results submitted to it be based on studies conducted according to its Good Laboratory Practices, or GLPs, standards for preclinical studies and laboratories and GCP standards for clinical facilities. The standards address a number of issues, including:

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

Additionally, because we frequently deal with biohazardous specimens and medical waste material, we are subject to licensing and regulation in the United States under federal, state and local laws relating to hazard communication and employee right-to-know regulations and the handling and disposal of medical specimens and hazardous waste and materials. Our laboratory facilities are subject to applicable laws and regulations relating to the storage and disposal of laboratory specimens. Transportation and public health regulations apply to the surface and air transportation of laboratory specimens. Our laboratories are also subject to International Air Transport Association, or IATA, regulations, which govern international shipments of laboratory specimens. Furthermore, when the materials are sent to another country, the transportation of such materials becomes subject to the laws, rules and regulations of such other country. Laboratories outside the United States are subject to applicable national laws governing matters such as licensing, the handling and disposal of medical specimens, hazardous waste and radioactive materials, as well as the health and safety of laboratory employees. We contract with independent licensed companies to handle our waste disposal. Our laboratories in the United States are also subject to the federal Clinical Laboratory Improvement Amendments, or CLIA, which is administered by the Centers for Disease Control and the FDA, as well as similar state requirements. CLIA requires certification of laboratories involved with patient samples and includes requirements concerning laboratory facilities, personnel and quality systems.

In addition to its comprehensive regulation of safety in the workplace, the United States Occupational Safety and Health Administration, or OSHA, has established extensive requirements relating to workplace safety for healthcare employers whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to chemicals, and transmission of blood-borne and airborne pathogens. Furthermore, certain employees receive initial and periodic training to ensure compliance with applicable hazardous materials regulations and health and safety guidelines. We are subject to similar regulation in Canada and Spain.

The United States Department of Health and Human Services has promulgated rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, that govern the use, handling and disclosure of personally identifiable medical information. These regulations also establish procedures for the exercise of an individual’s rights and the methods permissible for de-identification of health information. We are also subject to privacy legislation in Canada under the federal Personal Information and Electronic Documents Act, an Act Respecting the Protection of Personal Information in the Private Sector and the Personal Health Information Protection Act (Ontario); and privacy legislation in the EU under the 95/46/EC Privacy Directive on the protection and free movement of personal data.

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

In addition to this detailed regulatory structure, we must comply with all government regulations including local government regulations.

Failure to comply with applicable laws and regulations could subject us to denial of the right to conduct business, disqualification of data collected during clinical trials, liability for clean up costs, liability or the loss of revenue due to a failure to comply with our contractual obligations, the assessment of civil fines, or, in extreme cases, criminal penalties, as well as other enforcement actions.

Backlog

Backlog consists of anticipated direct revenue from written notification of awards, letters of intent and contracts that either have not started but are anticipated to begin in the near future or are in process and have not been completed. We do not include verbal awards in our backlog estimates.

We cannot assure you that we will be able to realize all or most of the direct revenue included in backlog. Although backlog can provide meaningful information to our management with respect to our business, it is not necessarily a meaningful indicator of future results. Backlog can be affected by a number of factors, including the size and duration of contracts, many of which are performed over several years, and the changes in labor utilization that typically occur during a study. Additionally, contracts relating to our clinical development business may be subject to early termination by the client, and clinical trials can be delayed or canceled for many reasons, including unexpected test results, safety concerns or regulatory developments. Also, the scope of a contract can change significantly during the course of a study. If the scope of a contract is revised, the adjustment to backlog occurs when the revised scope is approved by the client. For these and other reasons, we might not fully realize our entire backlog as direct revenue.

The following table reflects our backlog as of December 31, 2006 and as of December 31, 2005.

Backlog	December 31, 2006	December 31, 2005

Total	$352.7 million	$349.8 million
Late Stage	$309.6 million	$317.9 million
Early Stage	$43.1 million	$31.9 million

Seasonality

Historically, our revenue and profits have been higher in the first half of the year in our late stage business, and in the second half of the year for our early stage business. In both 2006 and 2005, we experienced this type of seasonality in our early stage business and expect it to occur again in 2007. In 2005, PharmaNet did not experience its historic seasonality of lower revenues in the second half of the year. However, in 2006, PharmaNet did experience some seasonality in the second half, though to a lesser extent compared to historic levels. In 2007, we do expect there to be some seasonality in the late-stage business.

Employees

On March 13, 2007, we had approximately 2,089 full-time and 160 part-time employees world wide, none of whom were unionized.

Available information

We make available, free of charge, through our internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish to, the SEC. Our internet address is www.pharmanet.com. Our internet website and the information in or connected to our website are not incorporated into this report.

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

We are subject to a number of class actions and derivative actions in federal court which were consolidated in the District of New Jersey. Our $250,000 insurance deductible was reached as of December 31, 2006. We expect that our insurance carrier will pay our legal and other costs, any settlement amount and any adverse judgment, subject to the limits of the policies. However, we are responsible for any additional amounts above our policy limits, and the legal fees incurred by our underwriters named in those lawsuits. These amounts are currently indeterminable and may be material. If the amount of defense costs and any agreed upon settlement or adverse judgment exceeds the insurance limits or if coverage were otherwise unavailable, our future earnings and financial condition could be materially and adversely affected. Additionally, litigation is generally time-consuming and can divert the attention of our management and other personnel.

If there is an adverse outcome in the securities class action lawsuits that have been filed against us, our business may be materially harmed. Further, defending against these and other lawsuits may be expensive and could divert the attention of our management.

A number of securities class actions and derivative actions have been filed against us. The securities class actions allege that we and certain of our former and current officers and directors engaged in violations of the anti-fraud provisions of the federal securities laws. The derivative suits are brought on behalf of PDGI against certain of our former and current officers and/or directors alleging, among other things, breaches of fiduciary duty. The complaints in these actions seek, among other things, unspecified damages and costs associated with the litigation.

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

On March 12, 2007, we received notice that the SEC staff has secured a formal order of private investigation. The formal order relates to revenue recognition, earnings, company operations and related party transactions. In late December 2005, we received an informal request from the SEC for documents relating to the duties, qualifications, compensation, and reimbursement of former officers and employees. This request also asked for a copy of the report to Senator Grassley by Independent Counsel. In a second request, sent March 28, 2006, the SEC asked for information regarding related parties and transactions, duties and compensation of various employees, internal controls, revenue recognition and other accounting policies and procedures, and selected regulatory filings. We have voluntarily complied with these requests and have produced and will continue to produce documents to the SEC. We have been cooperating fully with the SEC.

The risks and uncertainties associated with discontinued operations could adversely impact our company.

During May 2006, we made the strategic decision to exit our Florida operations in order to focus more selectively on our other businesses. There continue to be risks associated with closing the Florida operations. In addition, we face related risks and uncertainties, including the inability to effectively manage restructured business units and the inability to effectively manage costs or difficulties related to the operation of the businesses or execution of restructuring of our exit activities. While the former Miami facility has been demolished as of the date of this report, we may incur costs in addition to those disclosed in the discontinued operations section of the “Management’s Discussion and Analysis” section of this Form 10-K, such as costs related to currently unknown issues concerning the complete demolition of the facility. For additional costs related to this risk factor, see the “Management’s Discussion and Analysis” section of this Form 10-K.

If we are unable to convince our clients that the problems principally related to our Miami facility were either not accurately reported or have been rectified, we may lose future revenue and our future results of operations may be materially and adversely affected.

Although the report of our independent counsel which our Board of Directors retained to review the allegations contained in the Bloomberg Reports largely concluded that the reports’ allegations were unfounded, the repetition of these allegations in the media has harmed our reputation. Ultimately, we closed our Miami facility and we discontinued operations in Florida. As a result, clients may decline to give us contracts for studies to be performed by us unless we can convince them that the allegations that affected our Miami facility are not impacting our ability to provide high quality clinical research in compliance with our client’s protocols and all regulatory requirements. For example, in the first quarter of 2006, we believe that these issues did cause a material adverse affect on our business for the three months ended March 31, 2006. For example, we have previously indicated that the late stage business backlog has been negatively impacted by these allegations. Depending upon the impact of the forgoing and previous issues on our business for future quarters, the foregoing allegations may still have a material adverse affect on our future results of operations, including a reduction not only in our net earnings but a deviation from our forecasted net earnings.

FDA actions or inspections may cause clients not to award future contracts to us or cancel existing contracts, which may have a material and adverse affect on our future results of operations.

We may be subject to continuing inspections of our facilities in connection with studies we have conducted in support of marketing applications or routine inspections of our offices/facilities that have yet to be inspected by the FDA. The FDA has significant authority over the conduct of clinical trials, and it has the power to take regulatory and legal action in response to violations of clinical standards and subject protection in the form of civil and criminal fines, injunctions, and other measures. If the FDA obtains an injunction such actions could result in significant obstacles to future operations. Additionally, there is a risk that these FDA actions, if they result in significant Form 483 observations or other measures, could cause clients to not award us future contracts or cancel existing contracts. Depending upon the amount of revenue lost, the results may have a material and adverse affect on our future results of operations, including a reduction not only in our net earnings but a deviation from our forecasted net earnings.

The risks set forth immediately above as well as those in the balance of these risk factors may cause us not to meet our future earnings guidance, which could cause our stock price to fall substantially.

We regularly provide earnings guidance in press releases and in public conference calls. This guidance is not incorporated by reference into this report. The guidance is made in a good faith belief that we will achieve the range of net revenue and earnings per share we forecast. In the second quarter of 2006, we significantly reduced our guidance. That guidance was based upon a consideration of the relevant risks and a full review of our business units as well as our anticipated outside legal and other expenses as of the date of the review. Depending upon future events including legal and other associated fees associated with our outstanding litigation, including any additional legal fees for our underwriters named in those lawsuits, and the SEC investigation as well as clients’ perceptions about doing business with us, we may not achieve the forecasted results. In addition, we have recently implemented cost reduction and process improvements in our early stage businesses. If we fail to reduce costs or meet our forecasted results, our revisions of our guidance or our announcement of our earnings may cause our common stock price to fall, which decline may be material. Our forecasts reflect numerous assumptions concerning our expected performance, as well as other factors, which are beyond our control, and which might not turn out to be correct. Although we believe that the assumptions underlying our projections are reasonable, actual results could be materially different. Our financial results are subject to numerous risks and uncertainties, including those identified throughout these risk factors and elsewhere in this report.

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

Our reported backlog of $352.7 million at December 31, 2006 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the amount of revenue that remains to be earned and recognized on written awards, signed contracts and letters of intent. Contracts included in backlog are subject to termination by our clients at any time. In the event that the client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to seven years. We cannot assure that this backlog will be indicative of future results. A number of factors may affect backlog, including:

•	the variable size and duration of the projects, some of we which are performed over several years;

•	the loss or delay of projects;

•	the change in the scope of work during the course of a project; and

•	the cancellation of such contracts by our clients.

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

As of December 31, 2006, we had approximately $159.0 million of consolidated indebtedness. Subject to applicable restrictions in our outstanding indebtedness, we may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

As of December 31, 2006, approximately $8.4 million of our outstanding indebtedness bears interest at a floating rate tied to LIBOR and $1.0 million in ABR Loans tied to the prime rate. $143.8 million of our outstanding indebtedness bears interest at a fixed rate of 2.25% per year. Accordingly, if interest rates increase, whether generally or as the result of our lender’s requirement in connection with a proposed amendment, then the amount of the interest payments on our floating rate indebtedness will also increase. General economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance. As a result, these and other factors may affect our ability to make principal and interest payments on our indebtedness. Our business might not continue to generate cash flow at or above current levels. Moreover, if we are required to repatriate foreign earnings in order to pay our debt service, we may incur additional income taxes at rates as high as 35% in some jurisdictions. This would have the impact of reducing our earning per share and the amount of net cash we receive. If we cannot generate sufficient cash flow from operations in the future to service our indebtedness, we may, among other things:

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

Furthermore, our current credit facility, as amended and restated from time to time, referred to herein as our Credit Facility, contains certain restrictive covenants which will affect, and in many respects significantly limit or prohibit, among other things, our ability to:

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

Finally, if we violate certain covenants contained in the notes, which includes a covenant to timely file certain SEC reports, such a violation may be considered an event of default under the notes.

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

We experience seasonality of our revenues.

Our revenues are affected by such factors as the length of our sales cycles and the seasonality of the purchase of our services. These factors historically have resulted in lower revenue in our early stage business in the first half of the year, and lower revenue in our late stage business in the second half of the year. As a result, our results are difficult to predict.

We have grown rapidly over the last few years, and our growth has placed, and is expected to continue to place, significant demands on us.

We have grown rapidly over the last six years through acquisitions, and we continue to integrate these businesses. Businesses that grow rapidly often have difficulty managing their growth. Our rapid growth has placed and is expected to continue to place significant demands on our management, on our accounting, financial, information and other systems and on our business. Although we have expanded our management, we need to continue recruiting and employing experienced employees capable of providing the necessary support. In addition, we will need to continue to improve our financial, accounting, information and other systems in order to effectively manage our growth. In particular, our late stage clinical trial management business faces stiff competition for clinical trial monitors and other experienced personnel. Historically, when making acquisitions, we have targeted operations that we believe can be operated as autonomous business units. As the result of the 2005/2006 problems in our former Miami facility, the discontinuation of our Florida operations and our change in senior management, we have reorganized and are now managing our operations on a more centralized basis from our Princeton, New Jersey headquarters. This prior decentralization of our operations and systems may create difficulties for us in the future. For example, each of our business segments use a different accounting software platform. Moreover, in 2006, we began the expansion of our operations and facilities in Toronto and Quebec City. This recent expansion may cause logistical problems for the planning and execution of our move to our new facility in 2007. Also, any delays with this project could have an adverse affect on our business in Quebec City. In addition, we entered into a sale of this Quebec City facility and subsequent leaseback of this facility. There may be a risk that the buyer of this facility may not fund its remaining obligations, which would require us to sue such third party buyer to collect such amounts. We cannot assure you that we will be able to manage our growth and integrate acquired businesses effectively or successfully, or that our financial, accounting, information or other systems will be able to successfully accommodate our external and internal growth. Our failure to meet these challenges could materially impair our business.

A significant portion of our growth has come from acquisitions, and we may make more acquisitions in the future as part of our continuing growth strategy. This growth strategy subjects us to numerous risks.

A very important aspect of our growth strategy has been pursuing strategic acquisitions of related businesses that we believe can expand or complement our business. Since March 2000, we have substantially grown our business through the completion of eleven acquisitions. We did not complete any acquisitions in 2005 or 2006 but as part of our ordinary cause of business, we continue to explore future acquisitions although on a limited basis. Acquisitions require significant capital resources and divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct pre-dating our acquisition of a business that were not known to us at the time of acquisition. We may also incur significantly greater expenditures in integrating an acquired business than we had anticipated at the time of its purchase. In addition, acquisitions may create unanticipated tax and accounting problems, including the possibility that we might be required to write-off goodwill which we have paid for in connection with an acquisition. A key element of our acquisition strategy has been to retain management of acquired businesses to operate the acquired business for us. Many of these individuals maintain important contacts with clients of the acquired business. Our inability to retain these individuals could materially impair the value of an acquired business. Our failure to successfully identify and consummate future acquisitions or to manage and integrate the acquisitions we make could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that:

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

Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with healthcare providers and drug companies. Healthcare reform could reduce demand for our services, and, as a result, our revenue. In the last several years, the U.S. Congress has reviewed several comprehensive health care reform proposals. The proposals are intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. The U.S. Congress has also considered and may adopt legislation that could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. Any such legislation could cause our customers to spend less on research and development. If this were to occur, we would have fewer clinical trials for our business, which could reduce our earnings. Similarly, pending future healthcare reform proposals outside the United States could negatively impact our revenues from our international operations. In addition, the United States Senate Finance Committee has twice requested documents and/or information from us and we have complied fully with its requests. The public disclosure of the Committee’s requests has negatively affected our common stock price. Although we have reported that these matters were deemed closed by the Finance Committee, future legislation, if any, by the Finance Committee may have a material adverse effect on our future results of operations.

At any given time, one or a limited number of clients may account for a large percentage of our revenue, which means that we could face a greater risk of loss of revenue if we lose a major client.

Historically, a small number of clients have generated a large percentage of our net revenue in any given period. In each of 2006 and 2005, no client provided more than 10% of our direct revenue, but our 10 largest clients provided approximately 40% of our direct revenue in 2006 and 42% of our direct revenue in 2005. We also rely on a limited number of clients which generate a significant percentage of our direct revenue. Our late stage segment has experienced greater client concentration. For example, during 2006, direct revenue from one client in our late stage segment represented 11% of our late stage segment direct revenue in 2006, and four of our late stage segment clients provided approximately 36.5% of our late stage segment direct revenue in 2006 and 37.6% of our late stage segment direct revenue in 2005. Companies that constitute our largest clients vary from year to year, and our direct revenue from individual clients fluctuates each year. If we lose one or more major clients in the future or if one or more clients encounter financial difficulties, our business, financial condition and results of operations could be materially and adversely affected.

We may incur significant taxes to repatriate funds.

On December 31, 2006, we had approximately $53.8 million of cash and marketable securities with approximately $6.4 million held in the United States, approximately $13.5 million in Canada, and approximately $33.9 million in all other foreign subsidiaries. As of December 31, 2006, we could repatriate approximately $5.6 million from Canada tax-free. If a significant amount of cash is needed in the United States or we are not able to negotiate revised covenant terms on the Credit Facility, we may need to repatriate funds from foreign subsidiaries in a non-tax-efficient manner which would require us to pay additional U.S. taxes.

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

For the twelve months ended December 31, 2006, we incurred a non-cash goodwill impairment charge of $7.8 million relating to our Clinical Pharmacology Services, also referred to herein as CPS, operation which historically received a significant portion of its business from our former Miami and Ft. Myers facilities. For the year ended December 31, 2005, we incurred a non-cash goodwill impairment charge of $20.3 million relating to our Miami operations. These charges had a material adverse effect on our results of operations for the twelve month periods ended December 31, 2006 and December 31, 2005. We had goodwill and other intangible assets of approximately $296.2 million as of December 31, 2006 and $307.0 million as of December 31, 2005, which constituted approximately 53.3% of our total assets as of December 31, 2006 and 54% of our total assets as of December 31, 2005. We periodically evaluate goodwill and other intangible assets for impairment. In addition, the impairment of our Miami operations may adversely affect the goodwill of Clinical Pharmacology Services. Any future determination requiring the write off of a significant portion of our goodwill or other intangible assets could adversely affect our results of operations and financial condition.

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

A significant portion of our revenue is derived from countries outside the United States. Further, we anticipate that revenue from international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

•	less stable political and economic environments and changes in a specific country’s or regions political or economic conditions;

•	potential negative consequences from changes in tax laws affecting our ability to repatriate profits;

•	unfavorable labor regulations;

•	greater difficulties in managing and staffing foreign operations;

•	currency fluctuations;

•	changes in trade policies, regulatory requirements and other barriers;

•	civil unrest or other catastrophic events; and

•	longer payment cycles of foreign customers and difficulty collecting receivables in foreign jurisdictions.

These factors are beyond our control. The realization of any of these or other risks associated with operating in foreign countries could have a material adverse effect on our business, results of operations and financial condition.

Our substantial non-United States operations expose us to currency risks.

Our financial statements are denominated in U.S. dollars, and accordingly, changes in the exchange rate between the Canadian dollar, Euros or other foreign currencies and the U.S. dollar could materially affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. Due to the acquisition of PharmaNet, which has locations worldwide, we are subject to exchange rate gains and losses for multiple currencies. We also may be subject to foreign currency transaction risk when our service contracts are denominated in a currency other than the currency in which we incur expenses or earn fees related to such contracts. For example, our Canadian operations often perform services for a fixed price denominated in U.S. dollars or in Euros while their payroll and other expenses are primarily Canadian dollar expenses. In 2005, we adopted a formal foreign currency risk hedging policy in attempt to mitigate this risk in the future. We initiated hedging transactions in 2005 to seek to mitigate our foreign currency risks. In 2006, we incurred a pre-tax loss from foreign currency transactions relating to our foreign operations for the year of approximately $3.3 million. We expect to expand our hedging programs during 2007. We cannot assure you that we will be successful in limiting risks associated with foreign currency transactions.

We could be adversely affected by tax law changes in Canada or in other jurisdictions.

Our operations in Canada currently benefit from favorable corporate tax arrangements. We receive substantial tax credits in Canada from both the Canadian federal and Quebec governments. Our Canadian operations employ a large number of research and development employees which results in significant expenses related to these services. Due to the nature of these services, the Canadian government subsidizes a portion of these expenses through tax credits that result in a reduced effective tax rate as well as a significant deferred tax asset on our balance sheet. However, there is no assurance that the credits will be fully realized. Further, any reduction in the availability or amount of these tax credits could have a material adverse effect on our profits and cash flow from our Canadian operations. Additionally, a large part of our net earnings is generated outside of the United States where tax rates are generally lower. If applicable foreign tax rates, particularly in Canada and Switzerland, increase, it will reduce our consolidated net earnings.

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

If we do not continue to develop new assay methods for our analytical applications, or if our current assay methods are incorrect, we may be unable to compete with other entities offering bioanalytical laboratory services.

We must continuously develop assay methods to test drug products in order to meet the needs of our clients and attract new clients. In order to substantially increase the business of our bioanalytical laboratories, which provide services for branded pharmaceutical, biotechnology and generic drug companies, we must be able to provide bioanalytical solutions for our clients. This requires staying abreast of current regulatory requirements and identifying assay methods and applications that will assist our clients in obtaining approval for their products. If we are not successful in developing new methods and applications, we may lose our current clients, or not be able to compete effectively for new clients. Moreover, if our current assay methods are incorrect, we may need to repeat our tests, which will have an adverse affect on our operations.

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

Our success is substantially dependent upon the performance, contributions and expertise of our senior management team, including, among others, Mr. Jeffrey P. McMullen, our chief executive officer, the executive committee comprised of 18 members and certain key officers of our subsidiaries. In addition, some members of our senior management team play a very significant role in the generation of new business and retention of existing clients. We also depend on our ability to attract and retain qualified management, professional and operating staff. Our loss of the services of any of the members of senior management, or any other key executive, or our inability to continue to attract and retain qualified personnel, could have a material adverse effect on our business.

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

We are self-insured in the United States related to medical insurance which exposes us to losses.

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

We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents currently in effect may make a change in control of our company more difficult, even if a change in control would be beneficial to the stockholders. Our charter documents provide that our Board of Directors may issue, without a vote of our stockholders, one or more series of preferred stock that has more than one vote per share. This could permit our Board of Directors to issue preferred stock to investors who support our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in the price of our common stock and a decline in interest in the stock, which could make it more difficult for stockholders to sell their shares. This could cause the market price of our common stock to drop significantly, even if our business is performing well. Our bylaws also limit who may call a special meeting of stockholders and establish advance notice requirements for nomination for election to the Board of Directors or for proposing matters that can be acted upon at stockholder meetings. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the Board of Directors approves the transaction. Our Board of Directors may use these provisions to prevent changes in the management and control of our company. Also, under applicable Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future. In addition, provisions of certain contracts, such as employment agreements with our executive officers, may have an anti-takeover effect.

In December 2005, our Board of Directors adopted a Shareholder Rights Plan, which has the effect of deterring hostile takeovers. This plan also makes it more difficult to replace or remove our current management team in the event our stockholders believe this would be in the best interest of our company and our stockholders.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We own properties in Miami, Florida and Toronto, Canada. We lease the remainder of our facilities under long-term written leases that generally provide for base monthly rents with annual escalation clauses based upon fixed amounts or cost of living increases. These increases are calculated using various methods on a lease by lease basis. All of our operating facilities are in good condition and are adequate for our present purposes. We believe the following table lists our material properties:

	Approximate	Type		Base monthly
Location	square footage	of holding	Expiration	rent

Amersfoort, Netherlands	12,959	Leased	August 2012	$19,670
Aventura, FL	4,998	Leased	June 2007	$10,414
Bangalore, India	5,768	Leased	November 2007	$7,926
Barcelona, Spain	4,200	Leased	August 2008	$2.714
Beijing, China	N/A	Leased	August 2007	$2,937
Blue Bell, PA	44,708	Leased	July 2014	$99,417
Boston (Framingham), MA	6,098	Leased	October 2010	$12,450
Buenos Aires, Argentina	4,736	Leased	October 2008	$8,180
Charlotte, NC	17,604	Leased	June 2010	$22,885
Chicago (Deerfield), IL	12,112	Leased	December 2012	$16,149
Frankfurt, Germany	15,983	Leased	June 2012	$31,737
High Wycombe, U.K.	247,191	Leased	August 2012	$143,292
Kennett Square, PA	8,000	Leased	September 2009	$16,251
Kiev, Ukraine	4,973	Leased	February 2009	$29,390
London, Ontario, Canada	7,771	Leased	June 2011	$6,517
Madrid, Spain	8,128	Leased	September 2011	$30,803
Miami, FL	Land	Asset held for sale	N/A	N/A
Miami, FL	15,000	Owned	N/A	N/A
Milan, Italy	387	Leased	May 2007	$9,924
Montreal, Canada	57,596	Leased	March 2011	$90,519
Morrisville, NC	12,584	Leased	November 2008	$17,827
Moscow, Russia	4,466	Leased	Month-to-Month	$30,043
Mumbai, India	13,265	Leased	August 2008	$15,759
Munich, Germany	1,717	Leased	December 2007	$3,009
Philadelphia (North Wales), PA	8,000	Leased	Month to Month	$4,300
Paris, France	6,884	Leased	July 2011	$41,487
Princeton, NJ	121,990	Leased	June 2011	$198,234
Princeton, NJ	33,148	Leased	March 2016	$102,525
Quebec City, Canada(1)	79529	Leased	2007	$94,647
Research Triangle Park (Cary), NC	19,255	Leased	November 2008	$40,115
San Diego, CA	12,055	Leased	July 2012	$26,159
Seoul, South Korea	126	Leased	July 2007	$2,332
Singapore	3,072	Leased	April 2008	$11,932
St Petersburg, Russia	6,197	Leased	December 2008	$26,646
Stockholm, Sweden	5,174	Leased	January 2008	$10,742
Sydney, Australia	11,840	Leased	November 2008	$30,979
Toronto, Canada	39,961	Leased	April 2016	$44,290
Toronto, Canada	18,390	Owned	N/A	N/A

	Approximate	Type		Base monthly
Location	square footage	of holding	Expiration	rent

Trois-Rivieres, Canada	1,300	Leased	March 2007	$1,514
Warsaw, Poland	2,938	Leased	November 2007	$14,506
Washington DC	8,323	Leased	November 2011	$34,651
Wilmington, DE	5,356	Leased	July 2011	$8,815
Zurich (Zumikon), Switzerland	6,292	Leased	September 2010	$16,192

(1)	Does not include the base monthly rent for Anapharm’s new building and headquarters expected to be completed in March 2007.

Item 3.	Legal Proceedings

On March 12, 2007, we received notice that the SEC staff has secured a formal order of private investigation. The formal order relates to revenue recognition, earnings, company operations and related party transactions. We have been cooperating fully with the SEC. In late December 2005, we received an informal request from the SEC for documents relating to the duties, qualifications, compensation, and reimbursement of former officers and employees. This request also asked for a copy of the report to Senator Grassley by our independent counsel. In a second request, sent March 28, 2006, the SEC asked for information regarding related parties and transactions, duties and compensation of various employees, internal controls, revenue recognition and other accounting policies and procedures, and selected regulatory filings. We have voluntarily complied with these requests and have produced and will continue to produce documents to the SEC.

Beginning in late December 2005, a number of class action lawsuits have been filed in the United States District Court for the Southern District of Florida and the United States District Court for the District of New Jersey alleging that PDGI and certain of its current and former officers and directors violated federal securities laws, such actions are collectively referred to herein as the Federal Securities Actions. We were served notice of these lawsuits in early January 2006. On June 21, 2006, the Judicial Panel for Multidistrict Litigation transferred all of the Federal Securities Actions for pre-trial proceedings in the District of New Jersey where they were later consolidated.

On November 1, 2006, Arkansas Teachers’ Retirement System, the lead plaintiff in the Federal Securities Action, filed a consolidated amended class action complaint, also referred to herein as the amended complaint. The amended complaint alleges that we and several of our current and former officers and directors violated Sections 11, 12 (a)(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint claims violations of these federal securities laws through misstatements or omissions regarding: the maximum occupancy at our Miami facility; the Miami facility’s purportedly dangerous and unsafe structure; our clinical practices; purported conflicts of interests involving Independent Review Boards used by us; related-party transactions; and some former executives’ qualifications. The parties attended a voluntary mediation on March 8, 2007, but we did not reach an agreement with the plaintiffs at that meeting. We intend to continue settlement discussions with the plaintiffs, but we cannot assure you that we will be able to resolve the Federal Securities Action in mediation. As the outcome of this action is difficult to predict, significant changes in our estimated exposures could occur.

Beginning in late December 2005, a total of five stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida and the United States Court for the District of New Jersey against certain of our current and former officers and directors, as well as PDGI (as a nominal defendant) for alleged violations of state and federal law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, disgorgement under the Sarbanes-Oxley Act of 2002 and violation of Section 14(a) of the Securities Exchange Act of 1934, such actions are referred to herein as the Federal Derivative Actions. We were served notice of these lawsuits in early January 2006. The Federal Derivative Actions allege that the individual defendants misrepresented and engaged in a conspiracy to misrepresent our business condition, prospects and financial results, failed to disclose our allegedly improper and reckless business practices, such as mismanagement of clinical trials and mistreatment of research participants, used our artificially inflated stock to acquire other companies and complete public offerings and engaged in illegal insider trading. Beginning in late

January 2006, two substantially similar derivative actions were filed in Florida Circuit Court, also referred to herein as the Florida Circuit Court Derivative Action. On June 21, 2006, the Judicial Panel for Multidistrict Litigation transferred the Federal Derivative Actions pursuant to 28 U.S.C. § 1407 for pre-trial proceedings in the District of New Jersey where they were later consolidated, such consolidated action is referred to herein as the Federal Derivative Action. A consolidated amended complaint in the Federal Derivative Action was filed on November 13, 2006. On January 11, 2007, Defendants filed a motion to dismiss the amended complaint in the Federal Derivative Action. We cannot assure you that the Defendant’s motion to dismiss will be successful.

Following the decision of the Judicial Panel for Multidistrict Litigation and the decision to consolidate all of the Federal Derivative Actions in the District of New Jersey, the Florida Circuit Court entered an order staying those cases pending final resolution of the Federal Derivative Action. The individuals named as defendants in these derivative actions intend to vigorously defend against the lawsuits. As the outcome of these matters is difficult to predict, significant changes in our estimated exposures could occur.

On March 21, 2006, another law firm made a demand for documents pursuant to Section 220 of the Delaware Code on behalf of an alleged shareholder, also referred to herein as the Demand. The Demand was purportedly made to investigate potential wrongdoing, mismanagement or breaches of fiduciary duties by our Board of Directors in connection with clinical trials and financial reporting since January 1, 2003 and take action on behalf of us in the event that the board did not discharge its fiduciary duties. Additionally, the Demand was purportedly brought to assess the impartiality of the Board of Directors to consider a demand to take action on behalf of us. The Demand sought certain meeting minutes of the Board of Directors and documents concerning our Board of Directors, financial statements, financial data reporting procedures and controls, auditing procedures and controls, recruitment and retention of clinical trial participants, clinical trials in Florida and Montreal, the Bloomberg Magazine articles, any internal investigation relating to the foregoing. Additionally, the Demand requested all documents requested by or provided to the United States Senate Finance Committee or United States Food and Drug Administration, or United States Department of Justice. On May 12, 2006, we agreed to provide documents in response to the demand subject to an agreement narrowing the scope of the requests, ensuring the confidentiality of the documents, and limiting use of the documents to the purposes articulated in the Demand. No such agreements have been finalized. Legal fees incurred in connection with the Demand could have a material adverse effect on future profitability. The Demand may also result in additional derivative litigation.

On May 17, 2006, the Unsafe Structures Board of Miami-Dade County, referred to herein as the USB, failed to issue an extension for reviewing the plans submitted by us related to our planned structural improvements to the Miami facility. On June 19, 2006, we filed both a petition to reverse the USB’s demolition order and an emergency motion to stay the order during the pendency of the appellate proceedings. Under the USB’s order, we had 60 days from May 17, 2006 in which we needed to both demolish and clean up the debris of its Miami facility. On June 28, 2006, we learned that the Circuit Court for the 11th Judicial Circuit for Miami-Dade County Florida, Appellate Division granted our motion to stay the demolition order for our Miami facility pending the outcome of the appellate proceedings. In June 2006, we filed a motion and brief with the Circuit Court and a response brief was subsequently filed by Miami-Dade County. Before the appeal could be resolved, we entered into a settlement with the USB, pursuant to which we agreed to use our reasonable best efforts to demolish the facility within ninety days of receiving a permit from the USB to do so. The appeal was dismissed on September 11, 2006. As of the date of this report, the building has been demolished, and we are currently cleaning up the site within the agreed upon timeframe.

Our attempts to resolve these legal proceedings involve a significant amount of attention from our management, additional cost and uncertainty, and these legal proceedings may result in material damage or penalty awards or settlements, and may have a material and adverse affect on our future results of operations, including a reduction not only in our net earnings but a deviation from our forecasted net earnings.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote for our security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The following table sets forth, for the periods indicated, the range of quarterly high and low sales prices for our common stock. Our stock trades on the NASDAQ Global Select Market under the symbol “PDGI.”

	High	Low

Fiscal year ending December 31, 2005
First Quarter	$43.71	$33.50
Second Quarter	39.28	27.86
Third Quarter	45.73	37.41
Fourth Quarter	45.29	12.38
Fiscal year ending December 31, 2006
First Quarter	$26.79	$17.22
Second Quarter	24.88	13.85
Third Quarter	19.93	14.22
Fourth Quarter	23.21	17.76

Holders

As of March 5, 2007, there were approximately 64 registered holders of record of our common stock. We believe that there are approximately 4,250 beneficial owners of our common stock.

Dividend Policy

Since we became a public company, we have not paid cash dividends on our common stock. We currently do not anticipate declaring a dividend as we intend to retain future earnings in order to finance the growth and development of our business. Our Credit Facility contains certain covenants that restrict, or may have the effect of restricting, our payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our Equity Compensation Plans as of December 31, 2006.

	Number of Securities to be		Number of Securities
	Issued Upon Exercise of	Weighted Average Price of	Remaining Available for
Plan Category	Outstanding Options	Outstanding Stock Options	Future Issuance

1999 Stock Plan approved by security holders	656,977	$17.67	696,747
Employee Stock Purchase Plan approved by security holders	77,837	$12.89	218,940
Stock Option Agreements not by approved security holders	377,447	$39.62	—

Recent Sales of Unregistered Securities

During the year ended December 31, 2006, we did not sell any securities which were not covered by an effective registration statement under the Securities Act of 1933.

Comparative Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Assumes $100 invested on January 1, 2002 and assumes dividends reinvested through December 31, 2006.

	Base
	Period	Years Ending
Company/Index	Dec 01	Dec 02	Dec 03	Dec 04	Dec 05	Dec 06
PharmaNet Development Group, Inc.	$100	$63.32	$129.56	$289.02	$117.15	$161.49
Nasdaq Composite Index	$100	$69.13	$103.36	$112.49	$114.88	$126.22
Nasdaq Health Services	$100	$86.15	$131.73	$166.02	$228.27	$227.97

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data that is qualified in its entirety by and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto appearing elsewhere in this report. The financial data for each of the five years in the period ended December 31, 2006, have been derived from our audited consolidated financial statements for such periods as audited by Grant Thornton LLP. Effective as of the close of business on May 19, 2004, we effected a three-for-two stock split that we paid in the form of a 50% stock dividend. All historical earnings per share numbers have been retroactively adjusted to reflect this stock split.

	2002	2003	2004	2005	2006
	(In thousands, except per share data)

Net Revenue
Direct revenue	$42,800	$71,610	$101,229	$269,622	$302,384
Reimbursed out-of-pockets	—	—	$10,665	$91,884	$104,571

Total net revenue	$42,800	$71,610	$111,894	$361,506	$406,955
Costs and expenses
Direct costs	$25,858	$41,791	$56,250	$155,900	$181,556
Reimbursable out-of-pocket expenses	—	—	$10,665	$91,884	$104,571
Selling, general and administrative expenses	$11,285	$20,364	$29,949	$83,878	$99,949
Impairment of goodwill	—	—	—	—	$7,873

Total costs and expenses	$37,143	$62,155	$96,864	$331,662	$393,949
Earnings from continuing operations	$5,657	$9,455	$15,030	$29,844	$13,006
Other income (expense)
Interest income	$215	$271	$1,346	$891	$1,636
Interest expense	$(271)	$(416)	$(2,691)	$(12,017)	$(8,115)
Foreign exchange transaction loss, net	$(123)	$(1,642)	$(1,989)	$(849)	$(3,342)

Total other income (expense)	$(179)	$(1,787)	$(3,334)	$(11,975)	$(9,821)

Earnings from continuing operations before income taxes	$5,478	$7,668	$11,696	$17,869	$3,185
Income tax expense (benefit)	$509	$139	$368	$154	$(3,558)

Earnings from continuing operations before minority interest in joint venture	$4,969	$7,529	$11,328	$17,715	$6,743
Minority interest in joint venture	—	—	$326	$552	$691

Net earnings from continuing operations	$4,969	$7,529	$11,002	$17,163	$6,052
Earnings (loss) from discontinued operations, net of tax	$2,899	$4,053	$8,657	$(12,384)	$(42,077)

Net earnings (loss)	$7,868	$11,582	$19,659	$4,779	$(36,025)
Basic earnings (loss) per share:
Continuing operations	$0.47	$0.64	$0.73	$0.97	$0.33
Discontinued operations	$0.27	$0.34	$0.58	$(0.70)	$(2.31)

Net earnings (loss)	$0.74	$0.99	$1.31	$0.27	$(1.98)

Diluted earnings (loss) per share:
Continuing operations	$0.44	$0.60	$0.70	$0.94	$0.33
Discontinued operations	$0.26	$0.32	$0.55	$(0.68)	$(2.28)

Net earnings (loss)	$0.70	$0.92	$1.25	$0.26	$(1.95)

Shares used in computing earnings (loss) per share:
Basic	10,565,277	11,751,885	15,047,245	17,701,810	18,221,418

Diluted	11,230,839	12,534,537	15,753,815	18,356,030	18,447,048

	As of December 31,
	2002	2003	2004	2005	2006

Consolidated balance sheet data(1):
Cash and cash equivalents	$8,775	$59,932	$34,644	$38,835	$53,754
Accounts receivable, net	$12,326	$19,962	$73,434	$91,446	$109,188
Working capital	$12,784	$70,646	$51,446	$35,209	$60,836
Total assets	$71,278	$134,927	$487,327	$515,750	$548,824
Long term debt, including current portion	$4,147	$5,651	$157,517	$168,223	$159,002
Stockholders’ equity	$60,132	$149,943	$172,415	$282,282	$258,079

(1)	Excludes assets and liabilities from discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We report our results of operations in two segments — early stage and late stage clinical development. Our early stage segment consists primarily of our Phase I clinical trial services and our bioanalytical laboratories. Our late stage segment consists primarily of Phase II through Phase IV services including consulting services. Prior to 2005, we grew significantly through organic growth and acquisitions. In 2005 and 2006, we did not complete any acquisitions. During 2006, under the direction of a new management team, we discontinued operations at our Miami and Ft. Myers facilities and focused our efforts on addressing issues that impacted us during 2005 as described throughout this report. Due to our decision to discontinue operations in Florida, all financial results in this report reflect our continuing operations only, unless otherwise stated. Certain prior period amounts have been revised as a result of discontinued operations.

Our net revenue consists primarily of fees earned for services performed under contracts with branded pharmaceutical, biotechnology and generic drug company clients. Typically, a portion of our contract fee is due upon signing of the contract, and the majority of the contract fee is generally paid in installments upon the achievement of certain agreed upon performance milestones. Because PharmaNet’s contracts are generally larger and longer in duration, it typically receives larger advance payments relative to our early stage contracts. Our contracts are generally terminable immediately or after a specified period following notice by the client. These contracts usually require payment to us of expenses to wind-down a study, fees earned to date, and in some cases a termination fee. Prior to the acquisition of PharmaNet, since most of our contracts were early stage trials which are of short duration, we did not experience any significant terminations of contracts in progress. PharmaNet, whose trials are primarily late stage, typically performs services under long-term contracts which are subject to a greater risk of delay or cancellation.

In our long-term late stage contracts we have historically reported net revenue, which amount includes any reimbursed out-of-pocket expenses consisting of travel and other expenses. As a result of our acquisition of PharmaNet, beginning in 2005 we began reporting revenue line items consisting of direct revenue and reimbursed out-of-pockets, together with an expense line item for reimbursable out-of-pocket expenses which will consist of travel and other expenses for which we are reimbursed by our clients.

As described separately above, in 2005 we began recording our recurring operating expenses in three primary categories: (1) direct costs, (2) selling, general and administrative expenses and (3) reimbursable out-of-pocket expenses. Direct costs consist primarily of participant fees and associated expenses, direct labor and employee benefits, facility costs, depreciation associated with facilities and equipment used in conducting trials, and other costs and materials directly related to contracts. Direct costs as a percentage of net revenue vary from period to period, due to the varying mix of contracts and services performed and to the percentage of revenue arising from our Canadian operations, which generally have higher direct costs. Selling, general and administrative costs consist primarily of administrative payroll, except for PharmaNet, and overhead, advertising and public relations expense, legal and accounting expense, travel, depreciation and amortization related to amortizable intangibles. PharmaNet includes all payroll related costs as part of direct costs, and all office costs and depreciation as part of selling, general and administrative costs.

The gross profit margins on our contracts vary depending upon the nature of the services we perform for our clients. Gross profit margins for our early stage clinical development trials and bioanalytical services generally tend to be higher than those for our late stage trials, management and other services that we perform. Within our early stage business, our gross profit margins are generally higher for trials which involve a larger number of participants, a longer period of study time and/or the performance of more tests. Gross profit margins for our services to branded drug clients generally tend to be higher than those for generic drug clients. In addition, our gross profit margins will vary based upon our mix of domestic and international business. Gross profit margins are calculated by dividing the gross profit excluding reimbursed out-of-pocket expenses by direct revenue.

Excluding the tax impact of discontinued operations which is presented separately, our effective tax rate was a benefit of 111.7% in 2006, compared to a tax expense of 0.9% in 2005 and 3.2% in 2004. In 2006 our tax rate dropped significantly due to a U.S. loss from continuing operations for which benefits are recognized to the extent carryback claims are available, a favorable income tax rate change in Canada and a greater proportion of earnings generated from outside of the United States in jurisdictions with tax rates below that of the United States than in previous years. These foreign earnings came primarily from our early stage business in Canada and our late stage business in Europe. Our future effective tax rate will be dependent on the amount of the tax credits we receive in connection with our Canadian operations, our income overseas where our late stage business operates, statutory tax rates in those overseas jurisdictions and the relative contribution of our domestic and foreign operations to our consolidated pre-tax income.

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of an element of judgment. Actual results inevitably will likely differ from those estimates, and such differences may be material to our financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that we believe to be reasonable under the circumstances. These estimates and our actual results are subject to the “Risk Factors” contained at the end of this section.

Management believes that the following may involve a higher degree of judgment or complexity:

Revenue and Cost Recognition.  The majority of our revenues are recorded from contracts on a proportional performance basis. To measure performance on a given date, we compare effort expended through that date to estimated total effort to complete the contract. Historically, a majority of our direct revenue have been earned under contracts which range in duration from a few months to 2.5 years, but can extend in duration up to seven years or longer. Service contracts generally take the form of fee-for-service or fixed-price arrangements. In the case of fee-for-service contracts, revenue is recognized as services are performed, based upon, for example, hours worked or samples tested. For long-term fixed-price service contracts, revenue is recognized as services are performed, with performance generally assessed using output measures, such as units-of-work performed to date as compared to the total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of contract pricing terms. Renegotiated amounts are not included in net revenues until earned and realization is assured. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. In some cases, a portion of the contract fee is paid at the time the trial is initiated. These advances are deferred and recognized as revenue as services are performed or products are delivered, as discussed above. Additional payments may be made based upon the achievement of performance-based milestones over the contract duration. Most contracts are terminable by the client either immediately or upon notice. These contracts typically require payment to us of expenses to wind down the study, fees earned to date and, in some cases, a termination fee or a payment to us of some portion of the fees or profits that could have been earned by us under the contract if it had not been terminated early. Termination fees are included in net revenues when realization is assured.

Direct costs include all direct costs related to contract performance and, in the case of PharmaNet, all payroll related costs. Selling, general and administrative costs are charged to expense as they are incurred. Changes in job performance and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Due to the inherent uncertainties in estimating costs, it is possible that the estimates used will change in the near term and that the change could be material. The uncertainties which can affect our estimates include changes in scope of contracts and unforeseen costs which cannot be billed to the client such as increased costs associated with recruiting special populations for studies. In the past, our estimates of these uncertainties have not materially affected our revenue or cost recognition, and we do not anticipate making material changes to our method of estimating costs in the future. As described in the overview above, included in revenue and direct costs are pass through costs for which we are reimbursed by our clients in accordance with EITF 01-14 we provide a separate line item for reimbursed out-of-pockets under revenue and a separate line item for reimbursable out-of-pocket expenses under direct costs.

Included in accounts receivable are unbilled amounts, which represent revenue recognized in excess of amounts billed.

Collectibility of Accounts Receivable.  Our allowance for doubtful accounts is based on management’s estimates of the creditworthiness of our clients, analysis of delinquent accounts, the payment histories of the accounts and management’s judgment with respect to current economic conditions. Management believes the allowances are sufficient to respond to normal business conditions. Management reviews our accounts receivable aging on a regular basis for past due accounts. Any uncollectible amounts are written off against the allowance. Management maintains an allowance for doubtful accounts based on historic collectibility and specific identification of potential problem accounts. Should business conditions deteriorate or any major client default on its obligations to us, this allowance may need to be significantly increased, which would have a negative impact upon our operations.

As a result of discontinued operations, in 2006 we have recorded adjustments directly related to discontinued operations of approximately $0.7 million as a result of non-payment of accounts receivable. For continuing operations we have historically not made any material adjustments as a result of the non-payment of accounts receivable.

Income Taxes.  Significant management judgment is required in developing our provision for income taxes, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. On a quarterly basis, we evaluate our ability to realize our deferred tax assets and adjust the amount of our valuation allowance, if necessary. We now maintain offices in 19 countries. We are subject to audit in each of the taxing jurisdictions in which we operate. Due to the complex issues involved, any claims can require an extended period to resolve. In management’s opinion, adequate provisions for income taxes have been made.

Our balance sheet reflects certain valuation allowances related to certain U.S. operating losses, our ability to realize foreign tax loss carryforwards as of December 31, 2006 and research tax credits carried forwards and earned in the current year in Canada as of December 31, 2006. If the estimates utilized in connection with establishing the valuation allowance prove inaccurate, resulting increases or decreases in the valuation allowance could be required in the future. Any future changes in valuation allowance can have a material impact on our net earnings. Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, we have determined that a valuation allowance of approximately $11.6 million was required for specific foreign entities.

We have been, and in the future we may be, a party to foreign tax proceedings. We have established an estimated income tax reserve on our consolidated balance sheet to provide for potential adverse outcomes in future tax proceedings which would have an impact on the amount of goodwill reflected on our consolidated balance sheet. Also, any future foreign tax proceedings would have an impact on our results of operations if our estimates prove to be inadequate. It is possible that changes in our estimates in the future could cause us to either materially increase or decrease the amount of our income tax reserve.

With regard to earnings from foreign operations, our policy is to generally retain such earnings in the country in which they were generated. This permits us to reduce the material United States income tax liabilities which would generally arise upon repatriation of these earnings. In order to provide certain flexibility, we have structured our Canadian operations to permit us to repay significant sums without United States income tax liability. In 2006, we repatriated funds of approximately $7.1 million from Canada on a tax-free basis leaving us with $5.6 million that can be repatriated without tax.

Goodwill.  On an annual basis, management assesses the composition of our assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. We will recognize an impairment charge if the carrying value of the asset exceeds the fair value determination. As described elsewhere in this report, we recognized an impairment charge of $7.9 million in 2006 relating to our operations at CPS due to the loss of Miami operations which generated significant revenues for CPS.

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

Share-Based Compensation.  We have granted stock options to our employees at exercise prices equal to or greater than the fair value of the shares at the date of grant and accounted for these stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the statement of operations. Because we recognized that APB 25 was in the process of being rescinded, in 2004 we amended our stock option plan to provide for the granting of restricted stock and other forms of equity compensation in addition to stock options. In December 2004, APB 25 was superseded by Financial Accounting Standards Board Statement No. 123 (Revised), “Share-Based Payment” or Statement 123, which will be effective for all annual accounting periods beginning after July 15, 2005. We adopted Statement 123R effective as of January 1, 2006, and will be required to recognize an expense for the fair value of our outstanding stock options. Under Statement 123R, we must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. We adopted the prospective method. The prospective option requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement 123R. The transition method requires management to make accounting estimates. All references in this report to shares of common stock, options outstanding and per share information have been adjusted to give effect to our May 2004 three-for-two stock split effected as a 50% stock dividend.

Other Estimates.  We make a number of other estimates in the ordinary course of business relating to volume rebates, litigation, etc. Historically, changes to these estimates have not had a material impact on our financial condition. However, circumstances could change which may alter future expectations.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table summarizes our results of operations both numerically and as a percentage of direct revenue for 2006 and 2005.

	2006		2005
	(In thousands, except per share data)

Direct revenue	$302,385	100.0%	$269,622	100.0%
Direct costs	181,556	60.0	155,901	57.8
Selling, general and administrative expenses	99,949	33.1	83,878	31.1
Impairment of goodwill	7,873	2.6	—	0.0
Total other income (expense)	(9,821)	(3.2)	(11,975)	(4.4)
Earnings from continuing operations before income taxes	3,185	1.0	17,869	6.6
Income tax expense (benefit)	(3,558)	(1.2)	154	0.0
Earnings from continuing operations before minority interest in joint venture	6,743	2.2	17,716	6.6
Minority interest in joint venture	691	0.2	552	0.2
Net earnings from continuing operations	6,052	2.0	17,163	6.4
Loss from discontinued operations, net of tax	(42,077)	(13.9)	(12,384)	(4.6)
Net earnings (loss)	$(36,025)	(11.9)%	$4,779	1.8%
Earnings per share from continuing operations
Basic	$0.33		$0.97
Diluted	$0.33		$0.94

Direct revenue

Our direct revenue, which does not include reimbursed out-of-pocket expenses, was approximately $302.4 million for the year ended December 31, 2006, which is an increase of approximately 12.2% from approximately $269.6 million for the year ended December 31, 2005. The increase is attributable to a 24% increase in revenue in our late stage business partially offset by a decrease of approximately 4.6% in our early stage business.

Our direct revenue for our early stage operations were $107.0 million for the year ended December 31, 2006, compared to $112.1 million for the same period in 2005. This decline of 4.6% is primarily attributable to a decline in revenues at our early stage Canadian operations partially offset by an increase in revenue at our U.S. and European bionanalytical laboratories. In 2006, we began experiencing severe price competition at our Canadian subsidiary which comprises approximately 75.4% of our early stage segment revenues. During the second half of 2006 this price pressure mitigated slightly. The reduction in price pressure along with internal process improvement resulted in improved performance in our Canadian operations in the second half of 2006. Our direct revenue in our late stage business increased approximately 24% primarily as a result of performing more clinical trials.

For the twelve month period ended December 31, 2006, direct revenue from U.S. operations was approximately $133.7 million and $168.6 million from foreign operations compared to $119.6 million from our U.S. operations and $150.0 million from foreign operations for the same period in 2005. The increase in direct revenue for both U.S. and foreign operations for 2006 compared to the same period in 2005 is primarily due to a significant increase in revenues in our late stage business offset to a lesser extent by a decrease in our early stage business.

Direct Costs

For the twelve months ended December 31, 2006, direct costs as a percentage of revenue increased to 60.0% from 57.8% for the same period in 2005. The increase in direct costs as a percentage of direct revenue is primarily related to our early stage operations. During 2006 we experienced a shift in our business at our Canadian operations to more clinical work compared to bioanalytical work as a percentage of their overall business. We expect this trend to continue for the immediate future. Direct costs as a percentage of revenue are higher in our clinical operations than in the bioanalytical operations. During 2006, Anapharm incurred approximately $0.5 million of expense to cover direct costs of repeating work on one of its assay methods. Additionally, direct costs which is comprised primarily of labor costs for the early stage segment were significantly higher than expected due to lower than expected revenues.

During 2006, our early stage business experienced more pricing pressure in both the clinical and bioanalytical operations as a result of industry competition in the generic market. Both of these factors increased our early stage business’s direct costs as a percentage of revenue. Our early stage business historically has experienced periods of competition. However, in the second half of 2006, we determined that the pricing pressures in the generic business would become permanent for the foreseeable future and that a change was required in our business model. As a result of this determination in September 2006, we began implementing steps to reduce both direct and other costs in the early stage segment. These steps included headcount reductions, reduction of personnel through attrition, process changes to improve efficiencies, reduced reliance on outside contractors and other cost reductions. We expect these steps to yield between $3.0 million to $3.5 million from additional revenue and cost reductions during the next 12 months. These reductions contributed to improved operating results in the early stage segment during the three month period ended December 31, 2006. We cannot assure you that the full benefit of these reductions will be realized during 2007. On a going forward basis we expect that direct cost as a percentage of direct revenue will vary due to the mix of contracts within our early stage and late stage business.

Gross Profit Margins

Our gross profit margins as a percentage of direct revenue decreased to 40.0% from 42.2% for the twelve month period ended December 31, 2006, compared to the same periods in the prior year. Since we perform a wide variety of services, all of which carry different gross margins, our future margins will vary from quarter-to-quarter, and year-to-year based upon the mix of contracts, our capacity levels at the time we begin the projects and the amount of revenue generated for each type of service we perform. Even within category types, the amount of gross margins generated might vary due to the unique nature and size of each contract and project we undertake. This could impact our future profit margins and profit comparisons to historical levels. During the twelve month period ended December 31, 2006, the early stage segment had higher than expected direct costs resulting in lower profit margins than historic levels. This trend is expected to continue for the immediate future.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses or SG&A expenses increased to approximately $99.9 million, (an increase of 19.2%) for the twelve month period ended December 31, 2006 compared to $83.9 million for the same period in the prior year. As a percentage of direct revenue, our SG&A expenses increased to approximately 33.1% for the twelve months ended December 31, 2006 from 31.1% for the same period in 2005.

The increase in total SG&A expenses from 2005 to 2006 is primarily attributable to significantly increased corporate expenses and other expenses consistent with the growth of revenues. The increase in SG&A expense as a percentage of revenues is attributable to lower than expected revenue growth in our early stage business and due to an increase in corporate expenses as a percentage of revenue. In 2006, corporate expenses increased approximately $8.7 million to $21.0 million compared to approximately $12.3 million in 2005. These increases are primarily attributable to additional professional, legal and accounting fees of $3.0 million, non-cash compensation expense resulting from the adoption of SFAS 123R of $1.1 million, 2005 management bonuses not paid of $1.0 million, amortization of RSUs of $2.0 million and additional insurance, travel expense and salaries which totaled $1.7 million.

For the twelve months ended December 31, 2006, we have incurred approximately $0.8 million in rent expense for the Toronto facility which is undergoing its initial fit-out. We expect to continue to record rent expense at this level for Toronto. Other SG&A expenses have increased due to expansion of our business, including additional administrative and other personnel costs, health and casualty insurance, increased sales, marketing, and business development efforts, amortization and depreciation expense and facility costs.

Beginning 2007, we expect an increase in SG&A expenses as compared to 2006 levels to support our growth, primarily for rent, travel and business development expenses, and because of increased professional, legal and accounting fees, and increased insurance, director fees due to the expansion of the size of the board of directors and additional salary expense for new corporate positions.

For the twelve months ended December 31, 2006, we recorded approximately $3.0 million in amortization expense compared to approximately $3.9 million for the same period in 2005. For the twelve months ended December 31, 2006 we recorded approximately $11.4 million in depreciation expense compared to approximately $10.5 million for the same period in 2005.

Interest income (expense)

Our interest expense decreased to $8.1 million for the year ended December 31, 2006, compared to $12.0 million for the year ended December 31, 2005. Interest expense includes non-cash amortization of deferred finance costs. This decrease is primarily attributable to a reduction in interest expense of our line of credit due to lower outstanding balances offset by increased interest rates, and due to a reduction in write-offs of deferred financing cost due to restructuring of the Credit Facility and the size of line of credit. In 2005 we incurred a non-cash write-off of approximately $3.4 million related to the write-off of deferred charges due to repayment of approximately $108.0 million on the term loan and conversion of the remaining term loan in a revolving line of credit of $90.0 million. In 2006, we agreed to a reduction in the line of credit from $90.0 million to the current level of $45.0 million and as a result, we wrote off approximately $1.2 million of deferred finance costs. As of December 31, 2006 the balance outstanding on our Credit Facility was $9.4 million. As of March 3, 2007 the balance was $14.4 million.

The current interest rate on this variable rate facility as of February 28, 2006 is approximately 8.07%. The remaining deferred financing costs as of December 31, 2006 of approximately $4.6 million relating to convertible notes and the remaining Credit Facility will be amortized over a period of approximately three years and will be charged to interest expense. In order to save interest charges on funds we are not borrowing, we may decide again to reduce the maximum borrowing capacity of our Credit Facility. This would require us to write-off additional deferred financing charges. The write-off of deferred financing charges may exceed the non-cash interest savings for the year in which we reduce the maximum borrowing capacity.

Interest income for the year ended December 31, 2006 was $1.6 million compared to $0.9 million for the same period in 2005. The increase is primarily attributable to increased cash balances and higher interest rates on cash investment.

Foreign exchange

Our foreign exchange loss increased to $3.3 million for the year ended December 31, 2006 compared to $0.8 million for the year ended December 31, 2005. This increase is primarily attributable to the significant strengthening of the Euro against the U.S. dollar for the twelve month period ended December 31, 2006 compared to the same period in 2005.

We expect to increase our hedging activity in 2007, however we cannot assure you that the current losses can be maintained or reduced with this increased activity.

Income tax expense

Our effective tax rate for 2006 was a benefit of 111.7% compared to a tax expense of 0.9% for 2005. This decrease was primarily attributable to a greater percentage of earnings generated from our foreign operations relative to our consolidated earnings. The effective tax rate from our United States operations is substantially greater than our effective tax rate in Canada and several key European countries. As described elsewhere in this report, we receive significant tax credits from the government of Canada relating to our research and development expenses. These credits lower our effective tax rate in Canada and in other countries where we operate. We expect the nature of our early stage Canadian business and the generation of significant tax credits to continue. However, we cannot assure you as to the future amount of these credits on a quarterly or annual basis due to the mix of contracts and the related amounts of research and development activity. Our late stage business generates approximately 66% of its net earnings from foreign operations. Our late stage business non-U.S. and non-Canadian operations are based in Zumikon (Zurich) Switzerland where the effective tax rate of approximately 10% is lower than the United States. The Swiss office subcontracts all work to the non-U.S. and non-Canadian PharmaNet offices, and reimburses these offices for their operating costs, plus provides a 3%-5% markup (depending on transfer pricing analysis) on those operating costs. The residual income in these non-U.S. and non-Canadian offices are taxed at their statutory rate which is generally 10% to 37%.

Results from both continued and discontinued operations for the period ended December 31, 2006 generated significant U.S. net operating losses. We believe it is unlikely that the losses will be realized before the tax benefits expire. A valuation allowance of $15.3 million was provided for the U.S. net operating loss carryforward of which $2.3 million was allocated to continuing operations and $13.0 million was allocated to discontinued operations.

Our future effective tax rate will also be dependent on a number of factors, including:

•	the relative profits generated primarily in the United States, Canada and Europe;

•	our ability to utilize Canadian tax credits;

•	the applicable foreign tax rates then in effect;

•	transfer pricing; and

•	our ability to generate U.S. taxable income to utilize the NOL and thereby release the valuation allowance.

Earnings per share

Net earnings decreased from approximately $4.8 million in 2005 to a loss of approximately $36.0 million for the year ended December 31, 2006. The decrease is attributable to a material increase in the loss from discontinued operations, net of tax from $12.4 million in 2005 to $42.1 million in 2006 and due to a decrease in net earnings of $17.2 million in 2005 from continuing operations compared to $6.1 million in 2006. On a fully diluted basis, our earnings per share decreased from $0.26 per share in 2005 to a loss of $1.95 per share for the year ended December 31, 2006.

The weighted average number of shares outstanding used in computing earnings per share on a diluted basis increased from 18,356,030 for the year ended December 31, 2005 to 18,447,048 shares for the year ended December 31, 2006. The increase in the number of fully diluted shares resulted primarily from stock option exercise and the issuance of restricted shares and RSU’s, some of which vested during 2006. In 2006, we issued 485,632 shares of restricted stock and restricted stock units. Additionally, we issued restricted stock units to our independent directors upon their election in 2006, and we issued restricted stock units to our executive officers in 2006. Further, if the average stock price of our common stock during a reporting period is greater than $41.08, then shares reserved for issuance on possible conversion of our convertible senior notes will be included in calculating diluted shares outstanding in an amount equal to the difference between the “conversion amount” and the outstanding principal amount divided by $41.08. The conversion amount will, for this purpose, be the principal amount divided by $41.08 multiplied by the average stock price during the period.

Our balance sheet contains an item entitled “Accumulated other Comprehensive Earnings.” This has no impact on our statement of operations and reflects the strengthening primarily of the Canadian dollar and Euro relative to the United States dollar and is calculated on December 31st. In the future, other comprehensive earnings may increase or decrease depending upon the movement of various foreign currencies relative to the United States dollar and based upon the level of inter-company activity outside of the United States.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table summarizes our results of operations both numerically and as a percentage of direct revenue for 2005 and 2004.

	2005		2004
	(In thousands, except per share data)

Direct revenue	$269,622	100.0%	$101,229	100.0%
Direct costs	155,901	57.8	56,250	55.6
Selling, general and administrative expenses	83,878	31.1	29,949	29.6
Impairment of goodwill	—	0.0	—	0.0
Total other income (expense)	(11,975)	(4.4)	(3,334)	(3.3)
Earnings from continuing operations before income taxes	17,869	6.6	11,696	11.5
Income tax expense	154	0.0	368	0.4
Earnings from continuing operations before minority interest in joint venture	17,716	6.6	11,328	11.1
Minority interest in joint venture	552	0.2	325	0.3
Net earnings from continuing operations	17,163	6.4	11,002	10.8
Earnings (Loss) from discontinued operations, net of tax	(12,384)	(4.6)	8,657	8.6
Net earnings	$4,779	1.8%	$19,659	19.4%
Earnings per share from continuing operations(1)
Basic	$0.97		$0.73
Diluted	$0.94		$0.70

(1)	The earnings per share have been adjusted to reflect the May 2004 three-for-two stock split as a stock dividend.

Direct revenue

Our direct revenue, which does not include out-of-pocket expenses, was approximately $269.6 million for the twelve month period ended December 31, 2005, which is an increase of approximately 166% from approximately $101.2 million in the comparable period in 2004.

The primary components of this increase were:

•	PharmaNet contributed approximately $152.5 million in direct revenue in 2005 compared to zero in 2004 and to a lesser extent an increase in early stage revenues at Anapharm; and

•	A full year of revenue at Taylor which we acquired in July 2004.

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

Direct costs

Direct costs as a percentage of direct revenue increased from 55.6% to 57.8% for the twelve months ended December 31, 2005 compared to the same period in the prior year. This increase was primarily attributable to the improvement of early stage margins, offset by an increase in the direct costs due to the inclusion of our late stage business direct costs in 2005. Our late stage business generally has slightly higher direct costs than our early stage business.

Gross profit margins

Our gross profit margins were 42.2% in 2005 compared to 44.4% in 2004. Our gross profit margins decreased in 2005 with the addition of our late stage business which has higher average employee compensation included in direct costs.

Selling, general and administrative expenses

Our selling, general and administrative expenses, or SG&A expenses, increased from $29.9 million for the twelve months ended December 31, 2004 to $83.9 million in the same period in 2005.

The increase in total SG&A expenses was primarily due to the acquisition of PharmaNet and Taylor, the expansion of our business, including additional administrative and other personnel costs, health and casualty insurance, depreciation expense, facility costs, and public company expenses including professional fees, insurance coverages and the costs associated with Section 404 of the Sarbanes-Oxley Act costs. Additionally in 2005 we incurred approximately $0.7 million of additional legal fees and other costs associated with the events affecting our Miami facility as described throughout this report.

Our loss from foreign currency transactions decreased to approximately $0.8 million in 2005 from approximately $2.0 million in 2004.

SG&A expenses as a percentage of direct revenue increased from 29.6% in 2004 to 31.1% in 2005. This increase was attributable to SG&A expenses increasing at a higher rate that revenue growth.

Depreciation expense increased from approximately $4.0 million in 2004 to $10.5 million in 2005 or an increase of 163%. Depreciation is included in both the direct costs and SG&A expense line items in our financial statements. This increase was primarily attributable to the inclusion of a full year of operations at PharmaNet. The increase was also attributable to significant new purchases of bioanalytical equipment consistent with the growth of bioanalytical revenue and leasehold improvements including the build out of our Toronto, Canada bioanalytical laboratory.

SG&A expenses include amortization which arose from the intangible assets we acquired in connection with various acquisitions. Amortization expense increased from approximately $1.2 million in 2004 to approximately $3.9 million in 2005, or an increase of 225%, primarily as a result of the PharmaNet acquisition.

Interest income (expense)

Our interest expense increased to $12.0 million for the year ended December 31, 2005, compared to $2.7 million for the year ended December 31, 2004. Interest expense includes recurring non-cash amortization and write-off of deferred finance costs. This increase was primarily attributable to a full year in 2005 of interest expense on our $143.8 million convertible notes issued in August 2004, which bear interest at an annual interest rate of 2.25%, and due to interest expense on our Credit Facility entered into in December 2004. During the period ended March 31, 2005, we incurred a non-cash charge of approximately $2.2 million related to the write-off of deferred charges due to repayment of $70.0 million on the term loan. In June 2005, we incurred an additional non-cash charge of $1.1 million as a result of the amendment and repayment of approximately $38.0 million on the term loan. As of December 31, 2005 and March 31, 2006 the balance outstanding on our Credit Facility was $17.0 million excluding accrued interest.

The current interest rate on this variable rate facility as of March 22, 2006 is approximately 7.1%. The remaining deferred financing costs of approximately $7.0 million relating to convertible notes and the remaining Credit Facility will be amortized over a period of between five and six years and will be charged to interest expense.

Interest income for the year ended December 31, 2005 was $0.9 million compared to $1.3 million for the same period in 2004. The decrease was primarily attributable to average reduced cash balances during the year as a result of loan repayments during 2005. Interest expense on the loans significantly exceeded interest yields on available cash balances.

Income tax expense

Our effective tax rate for 2005 was 0.9% compared to 3.2% for 2004. This decrease was primarily attributable to a greater percentage of earnings generated from our foreign operations relative to our consolidated earnings. The effective tax rate from our United States operations is substantially greater than our effective tax rate in Canada and several key European countries. As described elsewhere in this report, we receive significant tax credits from the government of Canada relating to our research and development expenses. These credits lower our effective tax rate in Canada and in other countries where we operate. We expect the nature of our early stage business and the generation of significant tax credits to continue. However, we cannot assure you as to the future amount of these credits on a quarterly or annual basis due to the mix of contracts and the related amounts of research and development activity. PharmaNet generates approximately 66% of its net earnings from foreign operations. PharmaNet’s non-U.S. and non-Canadian operations are based in Zumikon (Zurich) Switzerland where the effective tax rate of approximately 10% is lower than the United States. The Swiss office subcontracts all work to the non-U.S. and non-Canadian PharmaNet offices, and reimburses these offices for their operating costs, plus provides a 3% - 5% markup (depending on transfer pricing analysis) on those operating costs. The residual income in these non-U.S. and non-Canadian offices are taxed at their statutory rate which is generally 10% to 37%.

Earnings per share

Net earnings from continuing operations increased for the twelve month period ended December 31, 2005 to approximately $17.2 million from approximately $11.0 million for the year ended December 31, 2004, an increase of approximately 56%. On a fully diluted basis earnings per share from continuing operations increased from $0.70 in 2004 to $0.94 for the year ended December 31, 2005. This increase was primarily attributable to strong earnings contributions from Anapharm and PharmaNet.

Net loss from discontinued operations, net of tax, was $12.4 million for the twelve month period ended December 31, 2005 compared to net earnings from discontinued operations net of tax of approximately $8.7 million for the year ended December 31, 2004, a decrease of approximately 243%. On a fully diluted basis, our net earnings per share from continuing operations increased from $0.70 in December 2004 to $0.94 for the year ended December 31, 2005.

The weighted average number of shares outstanding used in computing earnings per share on a diluted basis increased from 15,753,815 for the year ended December 31, 2004 to 18,356,030 shares for the year ended December 31, 2005. The increase in the number of fully diluted shares resulted primarily from inclusion of the 3,500,000 shares issued by us in a public offering in March 2005, offset by the repurchase a total of 606,300 shares in November and December 2005.

Our balance sheet contains an item entitled “Accumulated other comprehensive earnings.” This has no impact on our statement of operations and reflects the strengthening primarily of the Canadian dollar and Euro relative to the United States dollar and is calculated on December 31st. In the future, other comprehensive earnings may increase or decrease depending upon the movement of various foreign currencies relative to the United States dollar and based upon the level of inter-company activity outside of the United States.

Effects of Inflation

Our business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

At December 31, 2006, we had cash, cash equivalents and marketable securities of approximately $53.8 million, and working capital of $63.8 million, compared to $38.8 million of cash, cash equivalents and marketable securities and working capital of $83.0 million at December 31, 2005. For 2006, net cash provided by operating activities from continuing operations was approximately $30.2 million in contrast to approximately $37.9 million of net cash provided by operations in 2005. The change is primarily due to a significant decrease in net earnings before depreciation and amortization and client advances, offset by a significant increase in accounts payable and a decrease in prepaid expenses.

For 2006, net cash used in investing activities from continuing operations was approximately $29.1 million compared to approximately $18.3 million used in investing activities in 2005. The principal reasons for this increase in 2006 is primarily attributable to capital expenditures related to our Quebec City facility currently classified as an asset held for sale.

During 2006, net cash of approximately $10.4 million was provided in financing activities compared to net cash used by financing activities of approximately $14.3 million in 2005. This decrease is primarily attributable to proceeds on the net assets held for sale in Quebec.

On October 14, 2006, we entered into a Fourth Amendment, referred to herein as the Amendment, to our Credit Facility with a syndicate of banks. As a result of this Amendment, certain financial covenants and conditions in the Credit Facility were modified to reflect our current operations and business needs. The other material terms of the Amendment (i) require us to provide the Bank with additional financial reporting, (ii) permit us to enter into a sale-leaseback transaction for its Quebec City facility, and (iii) would require a temporary reduction in the amount of borrowing capacity under the Credit Facility to $22.5 million in the event our trailing twelve month EBITDA (as defined in the Credit Facility), or TTM, is materially below, by a certain percentage, the forecasts provided to the Bank. If the total amount of our outstanding loans exceeds $22.5 million at the time of the occurrence of such an event, we have no immediate obligation to repay these loans. If the TTM exceeds this threshold in future periods, the full borrowing capacity of the Credit Facility will be restored to $45.0 million. In conjunction with the Fourth Amendment, the Applicable Margin with respect to LIBOR Loans were increased by 25 basis points to 3.25% and the Applicable Margin with respect to Revolving Loans that are Prime Rate Loans were increased by 25 basis points to 2.25%, subject to change based upon certain leverage ratios.

The principal balance outstanding on the Credit Facility at December 31, 2005 was $17.0 million and $9.4 million at December 31, 2006. The outstanding balance on the Credit Facility as of December 31, 2006 is classified as long-term debt since we amended the Credit Facility and is in compliance with the covenants and conditions. The obligations under the Credit Facility is guaranteed by each of our U.S. subsidiaries, is secured by a mortgage on its land and property in Miami, Florida, a pledge of all of the assets of our U.S. operations and U.S. subsidiaries, and a pledge of 65% of the stock of certain of our foreign subsidiaries. The facility is due in December 2009. The U.S. assets collateralizing the Credit Facility are approximately valued at $381.1 million, including goodwill and intangible assets.

Previously, a significant component of our business strategy was to seek to make acquisitions that are accretive to earnings and meet certain operational requirements. Although we continue to assess acquisition opportunities, its primary focus is on current operations. If we consummate any acquisitions, we expect to use our existing cash, our Credit Facility to the extent available and, if necessary, obtain additional debt or equity financing to fund any such acquisitions. Except for stock to be issued in connection with restricted stock, RSUs, employee options, and stock issued under our employee stock purchase plan, we do not currently anticipate issuing any of our common stock during 2007.

We anticipate spending between $16.0 million and $18.0 million in capital asset expenditures for 2007, of which $2.1 million will be used to complete the expansion of our new facility in Quebec City, and the remaining capital asset expenditures will consist primarily of computer hardware, software, new bioanalytical equipment and maintenance capital expenditures.

In 2005, Anapharm purchased land and in 2006, commenced building a new facility in Quebec City, Canada intended to house all of its clinical, bioanalytical operations as well as administrative functions. In early 2006, Anapharm negotiated a build-to-suit arrangement with a building contractor. Subsequent to this arrangement, Anapharm decided that it was advantageous to enter into a leasing arrangement for this location versus owning the property and building. In October 2006, Anapharm completed a transaction with an Investor. Under the terms of the agreement, the Investor reimbursed Anapharm approximately $9.8 million which represented substantially all of the funds that Anapharm had spent on the land purchase and construction. Additionally, the Investor agreed to pay the contractor for the remaining building costs not to exceed approximately $27.0 million. Since we continued to bear the risk of any cost overruns in excess of this level until the building was completed, and due to our continuing involvement in the building process, the transaction does not qualify as a sale-leaseback accounting under the guidelines of FASB 98 Accounting for Leases: Sale-Leaseback Transaction Involving Real Estate.

As of December 31, 2006, the Investor had paid Anapharm and the contractor a total of $15,851,034. As of March 2007 the building and improvements were substantially complete and on budget. As of December 31, 2006, this transaction met the six criteria in determining if a long-lived asset to be sold should be classified as held for sale in the period per FASB No. 144 Accounting for the Impairment or Disposal of Long-lived Assets.

Based upon our cash balances and cash flows from operations, we believe we have adequate working capital to meet our operational needs for the next 12 months.

In order to provide a liquidity metric that enables investors to benchmark us against others in our industry, we calculate Days Sales Outstanding, or DSO’s, for each three month period for continuing operations. DSO’s are calculated by taking the consolidated accounts receivable balance for continuing operations at the end of a period and subtracting both short term and long term client advances balances for continuing operations at the end of the period. The resulting number is divided by average net revenue per day for continuing operations for the three month period. For the twelve month periods ended December 31, 2006, DSO’s were 35 days, compared to 20 days for the twelve months period ended December 31, 2005. The increase in DSO’s was primarily the result of an increase in accounts receivable partially offset by our revenue growth. We expect DSO’s to be approximately 30 days for 2007.

Contractual Obligations

	Payments Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Credit facility and line of credit obligations	$9,400,000	$—	$9,400,000	$—	$—
Convertible notes	143,750,000	—	—	—	143,750,000(1)
Interest on convertible notes	58,218,750	3,234,375	6,468,750	6,468,750	42,046,875
Capital lease obligations	6,088,826	3,048,211	2,532,187	508,428	—
Operating lease obligations	142,167,248	18,555,117	33,247,214	27,332,293	63,032,624
Purchase obligations	2,687,758	2,429,995	121,300	121,300	15,163
Other long-term liabilities reflected on the registrants balance sheet under GAAP	227,527	227,527	—	—	—

Total	$362,540,109	$27,495,225	$51,769,451	$34,430,771	$248,844,662

(1)	On or after August 15, 2009, we may at our option, redeem the notes in whole or in part for cash at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. On each of August 15, 2009, August 15, 2014 and August 15, 2019, holders may require us to re-purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be re-purchased plus accrued and unpaid interest.

Off Balance Sheet Commitments

In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. At December 31, 2006, these non-cancelable purchase obligations were not materially different than those disclosed in the Contractual Commitments table contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Under our agreement with our joint venture partner in Spain, we are required to fund the working capital of Anapharm Europe. Because that operation generates sufficient cash flow from operations, we have not had to provide it any working capital nor do we expect to be required to do so in the immediate future.

When we purchased New Drug Services, Inc. in 2002, we agreed to pay the seller additional purchase consideration based upon New Drug Services’ future operating results over a three-year period commencing September 30, 2002. Although New Drug Services was profitable, except for approximately $0.5 million in guaranteed payments, we have not paid any additional purchase consideration. Beginning in 2005, we began tracking on a stand-alone basis the core business of that subsidiary as it existed as of the date of acquisition and PharmaNet began operating our Charlotte, North Carolina based late stage business. As a result, we entered into an amendment of our earn-out agreement. Based upon the profitability of the core business we paid $2.0 million in April of 2006 to the former shareholders of New Drug Services, Inc.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of analyzing the impact this interpretation will have on its financial condition, results of operations, cash flows and disclosures.

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

We will be required to adopt SFAS 157, which is effective for fiscal years beginning after November 15, 2007, no later than the quarter beginning January 1, 2008. We are currently in the process of evaluating SFAS 157 and have determined the impact, if any, SFAS 157 will have on our consolidated results of operations or financial position.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of our financial statements and the related disclosures. SAB 108 allows registrants to initially apply the approach either by (1) retroactively adjusting prior financial statements as if the approach had always been used or (2) recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with the related offset recorded to the opening balance of retained earnings. We decreased Stockholders’ Equity by approximately $150,000 on January 1, 2006 as a result of adopting SAB 108. The transition provisions of SAB 108 permit us to adjust for the cumulative effect on Stockholders’ Equity of errors relating to prior years that, under our previous approach of evaluating financial statement misstatements, were immaterial. This decrease in Stockholders’ Equity consists of a decrease of approximately $2.85 million due to an overstatement of deferred tax assets related to stock options exercises, and an increase of approximately $2.7 million due to the overstatement of deferred tax expense on accumulated other comprehensive earnings and related deferred tax liabilities that commenced in 2002 with our acquisition of Anapharm. These adjustments impacted our balance sheet and the statement of changes in stockholders’ equity.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Forward-Looking Statements

There are a number of forward-looking statements in this report within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to the expected percentage of our net revenue derived from our late stage business in 2006; industry trends and information; our ability to implement our strategy described in Item 1 of this report; our ability to leverage the strong reputation of PharmaNet; our ability to determine our impairment charges and costs of discontinued operations; whether we will achieve our estimated value for our Miami property; developments with respect to the SEC’s inquiry and securities class action lawsuits and derivative lawsuits; our ability to successfully achieve and manage the technical requirements of specialized clinical trial services, while complying with applicable rules and regulations; regulatory changes; changes affecting the clinical research industry; a reduction of outsourcing by pharmaceutical and biotechnology companies; our ability to compete internationally in attracting clients in order to develop additional business; our evaluation of our backlog and the potential cancellation of contracts; our ability to retain and recruit new employees; our clients’ ability to provide the drugs and medical devices used in our clinical trials; our future stock price; our assessment of our effective tax rate and tax valuation allowance; our financial guidance; our future effective tax rate; our anticipated 2007 capital expenditures; our 2006 and 2007 costs of compliance of Section 404 of the Sarbanes-Oxley Act; the impact of foreign currency transaction costs and the effectiveness of any hedging strategies that we implement; and the national and international economic climate as it affects drug development operations. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

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

Market risk

In 2004, 2005 and 2006, we purchased certain debt securities. We classify our investments in debt securities as available-for-sale in accordance with Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments classified as available-for-sale are carried at fair value based on quoted market prices. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive earnings, net of applicable deferred income taxes. As of December 31, 2005, the unrealized gain on investments in marketable securities was insignificant. Cost is determined on the actual purchase price of the marketable security for determining realized gains and losses. As of December 31, 2006, there were no material realized gains or losses. As of December 31, 2006, we had approximately $8.4 million, respectively, in investments in marketable securities and as of December 31, 2005, we had approximately $8.2 million in investments and marketable securities.

Financial instruments that potentially subject us to credit risk consist principally of trade receivables. We perform services and extend credit based on an evaluation of the client’s financial condition without requiring collateral. Exposure to losses on receivables is expected to vary by client based on the financial condition of each client. At December 31, 2006 and 2005, one client represented approximately 14.0% of our accounts receivable or 9.0% of our accounts receivable, net of client advances and at December 31, 2005 one client represented approximately 14.6% of our accounts receivable or 11.4% of our accounts receivable, net of client advances. We monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. Additionally, we, from time to time, maintain cash balances with financial institutions in amounts that exceed federally insured limits.

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, convertible senior notes and notes payable. At December 31, 2006, the fair value of these instruments approximated their carrying amounts.

Currency risk

For the year ended December 31, 2006 our foreign revenue accounted for 56% of the total revenue. The significant growth of the foreign subsidiaries has created the need to engage in hedging activities to protect our forecasted growth. We have focused in protecting our Canadian as well as our European operations from currency fluctuations. At our foreign operations where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the applicable reporting period. Revenue and expenses of our foreign operations are translated at the average exchange rate during the period. Prior to our acquisition of PharmaNet, our currency translation risks arose primarily from our Canadian operations. The aggregate effect of translating the financial statements of our foreign operations is included in a separate component of stockholders’ equity entitled “Accumulated Other Comprehensive Earnings.” For the year ended December 31, 2006 we had a pre-tax loss from foreign currency transactions of $3.3 million and for the year ended December 31, 2005 we had a pre-tax loss from foreign currency transactions of $0.8 million.

Our significant global operation, subjects us to increased currency risks relating to various foreign currencies. We recently implemented a foreign currency risk hedging strategy on a limited basis for the Canadian dollar in an attempt to mitigate our foreign currency risk. For the year ended December 31, 2006 we increased our hedging activity compared to prior years and intend to further increase hedging activities for future periods. We cannot assure you that our hedging activities will be successful or that increased hedging activity will reduce future losses.

Interest rate risk

We have a $45.0 million Credit Facility. At December 31, 2006, our outstanding balance under the Credit Facility was $9.4 million. The interest rate on this Credit Facility is LIBOR based and variable. This credit facility is secured by substantially all of the assets of our United States subsidiaries and a pledge of 65% of the capital stock of certain of our foreign subsidiaries. Changes in interest rates, and LIBOR in particular, will affect our cost of funds under this facility. A 10% change in our variable rate Credit Facility would result in a change in annual interest expense of approximately $76,000.

Item 8.	Financial Statements and Supplementary Data.

Pages F-4 to F-47.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC, rules and forms and (ii) information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this report. In the course of this evaluation, we sought to identify any significant deficiencies in our use of a disclosure committee or reporting to our management of information relating to our operating subsidiaries. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic reports filed with the SEC as of the end of the period covered by this report. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur at PDGI.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance.

The information required by this Item shall be contained in the proxy statement for the 2007 annual meeting, which shall be filed within 120 days of December 31, 2006.

Item 11.	Executive Compensation.

The information required by this Item shall be contained in the proxy statement for the 2007 annual meeting which shall be filed within 120 days of December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item shall be contained in the proxy statement for the 2007 annual meeting which shall be filed within 120 days of December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item shall be contained in the proxy statement for the 2007 annual meeting which shall be filed within 120 days of December 31, 2006.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item shall be contained in the proxy statement for the 2007 annual meeting which shall be filed within 120 days of December 31, 2006.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit
Number	Description

3.1	Certificate of Incorporation(1)
3.2	First Amendment to Certificate of Incorporation(1)
3.3	Certificate of Correction to Certificate of Incorporation(2)
3.4	Second Amendment to Certificate of Incorporation (filed herewith)
3.5	Certificate of Correction to Second Amendment to Certificate of Incorporation(4)
3.6	Certificate of Designation for Series A Junior Participating Preferred Stock(7)
3.7	Third Amendment to Certificate of Incorporation (filed herewith)
3.8	Amended and Restated Bylaws(8)
4.1	Form of Common Stock Certificate (filed herewith)
4.2	Indenture relating to 2.25% Convertible Senior Notes due 2024(3)
4.3	Form of 2.25% Convertible Senior Notes due 2024(3)
4.4	Registration Rights Agreement relating to 2.25% Convertible Senior Notes due 2024(3)
10.1*	Jeffrey P. McMullen Employment Agreement(13)
10.2*	David Natan Employment Agreement (filed herewith)
10.3*	Lisa Krinsky Severance Agreement(12)
10.4*	Arnold Hantman Severance Agreement(12)
10.5*	Marc LeBel Employment Agreement(10)
10.6*	Marc LeBel Amendment to Employment Agreement(9)
10.7*	Arnold Hantman Employment Agreement(9)
10.8*	Lisa Krinsky, M.D. Employment Agreement(9)
10.9	Amended and Restated Credit Agreement(9)
10.10	First Amendment to the Amended and Restated Credit Agreement(12)
10.11	Second Amendment to the Amended and Restated Credit Agreement(12)
10.12	Amended and Restated Security Agreement(9)
10.13*	2004 Employee Stock Purchase Plan (16)
10.14*	Amendment to 2004 Employee Stock Purchase Plan(16)
10.15*	Second Amendment to 2004 Employee Stock Purchase Plan(9)
10.16*	Amended and Restated 1999 Stock Plan (filed herewith)
10.17	Shareholder Rights Agreement(7)
10.18	Audit Committee Charter (filed herewith)
10.19*	2004 Acquisition Stock Option Plan(5)
10.20*	Form of Stock Option Agreement(11)
10.21*	Amended and Restated Stock Option Agreement (Jeffrey P. McMullen)(11)
10.22*	Arnold Golieb Restricted Stock Agreement(12)
10.23*	Jack Levine Restricted Stock Agreement(12)
10.24	New Drug Services Amended Agreement(12)
10.25*	Johane Boucher-Champagne Employment Agreement(6)
10.26*	Confidential Separation Agreement and General Release by and between the Company and Gregory B. Holmes(13)
10.27	Third Waiver and Third Amendment to the Amended and Restated Credit Agreement(13)
10.28	Fourth Waiver to Amended and Restated Credit Agreement(13)
10.29*	Thomas J. Newman, MD Employment Agreement (filed herewith)
10.30	Fifth Waiver to the Amended and Restated Credit Agreement(14)

Exhibit
Number	Description

10.31	Fourth Amendment to the Amended and Restated Credit Agreement(14)
10.32	Lease and Lease Agreement by and between 504 Carnegie Associates Limited Partnership and PharmaNet, Inc dated May 1999(14)
10.33	Amendment to No. 1 Lease and Lease Agreement by and between 504 Carnegie Associates Limited Partnership and PharmaNet, Inc. dated May 1999(14)
10.34	Amendment No. 2 to Lease and Lease Agreement by and between 504 Carnegie Associates Limited Partnership and PharmaNet, Inc. dated March 30, 2001(14)
10.35	Amendment No. 3 to Lease and Lease Agreement by and between 504 Carnegie Associated Limited Partnership and PharmaNet, Inc. dated October 1, 2004(14)
10.36*	Mark Di Ianni Employment Agreement(15)
10.37	Form of Director Indemnification Agreement (filed herewith)
10.38	Form of Executive Officer Indemnification Agreement (filed herewith)
10.39*	Form of Director Restricted Stock Unit Agreement (filed herewith)
10.40*	Form of Employee Restricted Stock Unit Agreement (filed herewith)
10.41*	John P. Hamill Employment Agreement (filed herewith)
21	Subsidiaries of PharmaNet Development Group, Inc. (filed herewith)
23.1	Consent of Grant Thornton LLP dated March 21, 2007 (filed herewith)
31.1	Certification of Chief Executive Officer (Section 302) (filed herewith)
31.2	Certification of Chief Financial Officer (Section 302) (filed herewith)
32.1	Certification of Chief Executive Officer (Section 1350) (furnished herewith)
32.2	Certification of Chief Financial Officer (Section 1350) (furnished herewith)

*	Compensation plan and arrangements for current and former executive officers and directors.

(1)	Contained in Form SB-2 filed on August 17, 1999

(2)	Contained in Form SB-2 filed on October 5, 2000

(3)	Contained in Form S-3 On November 2, 2004

(4)	Contained in Form 10-Q filed on August 4, 2004

(5)	Contained in Form 8-K filed on December 27, 2004

(6)	Contained in Form 8-K filed on May 4, 2006

(7)	Contained in Form 8-A filed on December 28, 2005

(8)	Contained in Form 8-K filed on February 16, 2006

(9)	Contained in the Form 10-Q filed on August 9, 2005

(10)	Contained in the Form 10-KSB filed on April 1, 2002

(11)	Contained in the Form 10-K filed on March 8, 2005

(12)	Contained in the Form 10-K filed on March 31, 2006

(13)	Contained in the Form 10-Q filed on August 14, 2006

(14)	Contained in the Form 10-Q filed on November 9, 2006

(15)	Contained in the Form 8-K filed on December 15, 2006

(16)	Contained in the Form S-8 filed on August 6, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PharmaNet Development Group, Inc.

By:	/s/ Jeffrey P. McMullen
Jeffrey P. McMullen,
President and Chief Executive
Officer

Date: March 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jack Levine Jack Levine, CPA	Chairman of the Board of Directors	March 22, 2007

/s/ Jeffrey P. McMullen Jeffrey P. McMullen	President and Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2007

/s/ John P. Hamill John P. Hamill	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 22, 2007

/s/ David Natan David Natan	Executive Vice President, Reporting & Analysis and Chief Accounting Officer (Principal Accounting Officer)	March 22, 2007

/s/ Rolf A. Classon Rolf A. Classon	Director	March 22, 2007

/s/ Lewis R. Elias, MD Lewis R. Elias, MD	Director	March 22, 2007

/s/ Arnold Golieb Arnold Golieb	Director	March 22, 2007

/s/ David Lucking David Lucking	Director	March 22, 2007

/s/ Peter G. Tombros Peter G. Tombros	Director	March 22, 2007

/s/ Per Wold-Olsen Per Wold-Olsen	Director	March 22, 2007

/s/ David M. Olivier David M. Olivier	Director	March 22, 2007

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors
PharmaNet Development Group, Inc.

We have audited the accompanying consolidated balance sheets of PharmaNet Development Group, Inc. (formerly SFBC International, Inc.) (a Delaware corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharmaNet Development Group, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II — Valuation and Qualifying Accounts of PharmaNet Development Group, Inc. and subsidiaries is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note A and K to the consolidated financial statements, the Company has adopted Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and Financial Accounting Standards Board Statement No. 123(R), Share Based Payments in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of PharmaNet Development Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 21, 2007 expressed an unqualified opinion on management’s assessment and an unqualified opinion on internal control effectiveness.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 21, 2007

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors
PharmaNet Development Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting that PharmaNet Development Group, Inc. (formerly SFBC International, Inc.)(a Delaware corporation) and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PharmaNet Development Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that PharmaNet Development Group, Inc maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, PharmaNet Development Group, Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PharmaNet Development Group, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 21, 2007 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 21, 2007

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	December 31,	December 31,
	2006	2005
		(Revised)

ASSETS
Current Assets
Cash and cash equivalents	$45,331,484	$30,668,417
Investment in marketable securities	8,422,699	8,166,285
Accounts receivable, net	109,187,958	91,446,190
Income tax receivable	—	7,140,087
Loans receivable from stockholders	—	203,644
Deferred income taxes	4,204,977	662,615
Prepaid expenses and other current assets	9,050,043	11,826,916
Construction in progress and land expected to be sold in sale-leaseback transaction	15,851,034	2,528,343
Assets from discontinued operations	7,176,506	56,787,078

Total current assets	199,224,701	209,429,575
Property and equipment, net	52,234,890	46,035,118
Goodwill, net	266,972,827	274,849,217
Other intangibles, net	29,196,942	32,179,818
Other assets, net	8,371,178	10,043,368

Total assets	$556,000,538	$572,537,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,312,359	$7,071,815
Accrued liabilities	31,756,070	20,810,511
Purchase consideration due to stockholders	—	2,000,000
Client advances, current portion	67,857,356	67,518,528
Income taxes payable	2,398,991	—
Line of credit, current portion	—	17,000,000
Capital lease obligations and notes payable, current portion	3,036,407	3,032,818
Liabilities associated with assets held for sale	15,851,034	—
Liabilities from discontinued operations	4,195,262	9,000,389

Total current liabilities	135,407,479	126,434,061
Client advances	2,785,888	3,721,705
Deferred income taxes	2,202,096	11,159,298
Line of credit	9,400,000	—
Capital lease obligations and notes payable	2,815,862	4,439,794
2.25% Convertible senior notes payable, due 2024	143,750,000	143,750,000
Minority interest in joint venture	1,560,106	750,639
Commitments and contingencies
Stockholders’ equity
Preferred stock. $0.10 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized, 18,546,203 shares and 18,493,364 shares issued and outstanding as of December 31, 2006 and 2005	18,546	18,493
Additional paid-in capital	236,540,036	242,353,059
Retained earnings	12,636,265	48,660,835
Deferred compensation	—	(531,408)
Accumulated other comprehensive earnings	8,884,260	4,224,147
Common stock held in treasury, at cost, zero shares and 606,300 shares held at December 31, 2006 and 2005, respectively	—	(12,443,527)

Total stockholders’ equity	258,079,107	282,281,599

Total liabilities and stockholders’ equity	$556,000,538	$572,537,096

The accompanying notes are an integral part of these consolidated financial statements

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Twelve Months Ended December 31,
	2006	2005	2004
		(Revised)	(Revised)

Net revenue
Direct revenue	$302,384,611	$269,622,415	$101,228,596
Reimbursed out-of-pockets	104,570,757	91,883,814	10,665,311

Total net revenue	406,955,368	361,506,229	111,893,907
Costs and expenses
Direct costs	181,556,250	155,900,530	56,249,713
Reimbursable out-of-pocket expenses	104,570,757	91,883,814	10,665,311
Selling, general and administrative expenses	99,949,443	83,877,730	29,948,896
Impairment of goodwill	7,873,000	—	—

Total costs and expenses	393,949,450	331,662,074	96,863,920
Earnings from continuing operations	13,005,918	29,844,155	15,029,987
Other income (expense)
Interest income	1,635,771	890,646	1,345,872
Interest expense	(8,114,581)	(12,016,506)	(2,690,995)
Foreign exchange transaction loss, net	(3,341,930)	(849,108)	(1,988,858)

Total other income (expense)	(9,820,740)	(11,974,968)	(3,333,981)

Earnings from continuing operations before income taxes	3,185,178	17,869,187	11,696,006
Income tax expense (benefit)	(3,557,552)	153,606	368,496

Earnings from continuing operations before minority interest in joint venture	6,742,730	17,715,581	11,327,510
Minority interest in joint venture	690,527	552,401	325,942

Net earnings from continuing operations	6,052,203	17,163,180	11,001,568
Earnings (loss) from discontinued operations, net of tax	(42,076,773)	(12,384,375)	8,657,323

Net earnings (loss)	$(36,024,570)	$4,778,805	$19,658,891

Basic earnings (loss) per share:
Continuing operations	$0.33	$0.97	$0.73
Discontinued operations	$(2.31)	$(0.70)	$0.58

Net earnings (loss)	$(1.98)	$0.27	$1.31

Diluted earnings (loss) per share:
Continuing operations	$0.33	$0.94	$0.70
Discontinued operations	$(2.28)	$(0.68)	$0.55

Net earnings (loss)	$(1.95)	$0.26	$1.25

Shares used in computing earnings (loss) per share:
Basic	18,221,418	17,701,810	15,047,245

Diluted	18,447,048	18,356,030	15,753,815

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
		(Revised)	(Revised)

Cash flows from operating activities:
Net earnings (loss)	$(36,024,570)	$4,778,805	$19,658,891
Loss (earnings) from discontinued operations	42,076,773	12,384,375	(8,657,323)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	14,415,409	14,476,453	5,184,869
Amortization and write-offs of deferred debt issuance costs	2,826,529	5,066,597	501,152
Impairment of goodwill	7,873,000	—	—
Loss on disposal of property and equipment	159,628	141,664	39,116
Minority interest	690,527	552,401	325,942
Provision for bad debts	2,278,512	569,384	417,151
Noncash compensation — reduction of note receivable	200,000	200,000	200,000
Share-based compensation expense	4,275,203	460,998	168,449
Tax benefit resulting from exercise of stock options	—	4,612,417	1,120,232
Changes in assets and liabilities:
Accounts receivable	(20,020,280)	(18,581,343)	(7,207,969)
Income tax receivable	6,688,021	(143,967)	1,392,796
Prepaid expenses and other current assets	2,776,873	(5,976,445)	153,326
Other assets	(733,433)	(1,105,167)	326,731
Accounts payable	3,240,544	(4,492,344)	1,104,863
Accrued liabilities	8,802,409	6,071,907	2,555,473
Client advances	(596,989)	20,933,801	(965,415)
Income tax payable	—	—	520,813
Deferred income taxes	(8,717,246)	(2,094,839)	67,002

Total adjustments	24,158,707	20,691,517	5,904,531

Net cash provided by operating activities — continuing operations	30,210,910	37,854,697	16,906,099
Net cash provided by operating activities — discontinued operations	1,736,783	11,578,415	213,474

Net cash provided by operating activities	31,947,693	49,433,112	17,119,573

Cash flows from investing activities:
Cash consideration for acquisitions, net of cash received	—	—	(250,122,197)
Additional purchase price consideration paid relating to acquisitions	(2,000,000)	(5,832,838)	(150,000)
Purchase of property and equipment	(13,529,132)	(11,652,308)	(5,358,476)
Purchase of property and equipment related to assets held for sale	(13,322,691)	(2,528,343)	—
Proceeds from the disposal of property and equipment	12,555	126,280	106,552
Net change in long term investments and marketable securities	(256,414)	1,569,423	(5,821,441)
Change in loans extended to stockholders	—	(16,356)	3,582

Net cash used in investing activities — continuing operations	(29,095,682)	(18,334,142)	(261,341,980)
Net cash provided by (used in) investing activities — discontinued operations	232,633	(10,307,095)	(19,839,658)

Net cash used in investing activities	(28,863,049)	(28,641,237)	(281,181,638)

Cash flows from financing activities:
Borrowings on lines of credit	8,000,000	66,000,000	15,000,000
Payments on lines of credit	(15,600,000)	(54,000,000)	(10,000,000)
Principal additions to long term debt	—	—	9,000,000
Principal payments on long term debt	—	(120,000,000)	(9,000,000)
Change in capital lease obligations and notes payable	(2,711,885)	(3,415,937)	(2,019,880)
Proceeds from sale-leaseback arrangement	15,851,034	—	—
Proceeds from the issuance of long term debt	—	—	120,000,000
Proceeds from the issuance of convertible senior notes	—	—	143,750,000
Debt issue costs attributable to financing instruments	(420,906)	(1,291,872)	(11,226,762)
Dividend payment made to non-controlling interest	—	(90,842)	—
Purchase of treasury stock	—	(12,443,527)	(24,952,600)
Proceeds from stock issued under employee stock purchase and option plans	5,237,819	2,866,292	1,558,826
Net proceeds from secondary public stock offering	—	108,049,969	—

Net cash provided by (used in) financing activities	10,356,062	(14,325,917)	232,109,584

Net effect of exchange rate changes on cash	1,222,361	(706,126)	840,614

Net increase (decrease) in cash and cash equivalents	14,663,067	5,759,832	(31,111,867)
Cash and cash equivalents at beginning of year	30,668,417	24,908,585	56,020,452

Cash and cash equivalents at end of year	$45,331,484	$30,668,417	$24,908,585

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
		(Revised)	(Revised)

Supplemental disclosures:
Interest paid	$5,299,886	$10,791,781	$1,213,063
Income taxes paid	$4,165,159	$4,743,267	$2,780,767
Income taxes recovered	$9,478,000	$4,482,940	$1,655,891
Supplemental disclosures of non-cash investing and finance activities:
Fair value of net assets (liabilities) assumed in connection with acquisition of businesses	$—	$—	$8,331,630
Additional purchase considerations related to the acquisition of a business	$—	$2,000,000	$15,605,255
Common stock issued in connection with acquisition of business or additional consideration	$500,000	$2,000,000	$19,905,135
Professional fees accrued in connection with acquisition of business	$—	$—	$165,534
Change in the valuation of identifiable intangible assets related to the acquisition of a business	$—	$2,142,000	$—
Restricted stock units granted as long term incentive compensation to executives and board members	$9,325,841	$1,677,061	$—
Common stock forfeited in lieu of cash payment related to option exercises	$—	$645,000	$2,269,125
Forfeiture of common stock issued as deferred compensation	$—	$768,121	$480,464
Note receivable relieved in lieu of bonus payment	$200,000	$200,000	$200,000
Capital lease obligations incurred	$1,091,542	$2,001,104	$4,393,230

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

						Accumulated	Common
			Additional	Retained		Other	Stock
	Common Stock		Paid-In	Earnings	Deferred	Comprehensive	Held in
	Shares	Par Value	Capital	(Deficit)	Compensation	Earnings	Treasury	Total

Balances — December 31, 2003	14,985,833	$14,986	$123,854,436	$24,223,139	$(732,380)	$2,583,091	$—	$149,943,272
Comprehensive earnings:
Net earnings	—	—	—	19,658,891	—	—	—	19,658,891
Foreign currency translation	—	—	—	—	—	3,013,122	—	3,013,122

Total comprehensive earnings								22,672,013
Issuance of common stock in connection with exercise of stock options and warrants	447,135	447	1,558,379	—	—	—	—	1,558,826
Issuance of common stock as additional purchase consideration for CPA earnout	75,354	75	1,999,925	—	—	—	—	2,000,000
Issuance of common stock in connection with Taylor Technology acquisition	133,595	134	3,820,683	—	—	—	—	3,820,817
Issuance of common stock in connection with PharmaNet acquisition	258,971	259	10,075,227	—	—	—	—	10,075,486
Stock options granted in connection with PharmaNet acquisition	—	—	6,008,832	—	—	—	—	6,008,832
Amortization of restricted common stock issued as deferred compensation	—	—	—	—	168,449	—	—	168,449
Forfeiture of restricted common stock issued as deferred compensation	(27,000)	(27)	(480,437)	—	480,464	—	—	—
Repurchase and retirement of common stock	(820,000)	(820)	(24,951,780)	—	—	—	—	(24,952,600)
Tax benefit resulting from the exercise of stock options	—	—	1,120,232	—	—	—	—	1,120,232

Balances — December 31, 2004	15,053,888	$15,054	$123,005,497	$43,882,030	$(83,467)	$5,596,213	$—	$172,415,327
Comprehensive earnings:
Net earnings	—	—	—	4,778,805	—	—	—	4,778,805
Foreign currency translation	—	—	—	—	—	(1,372,066)	—	(1,372,066)

Total comprehensive earnings								3,406,739
Issuance of common stock in connection with exercise of stock options and warrants	232,408	232	1,212,674	—	—	—	—	1,212,906
Issuance of common stock in connection with Employee Stock Purchase Plan	55,039	55	1,653,333	—	—	—	—	1,653,388
Proceeds from issuance of common stock in connection with public offering	3,078,000	3,078	110,210,702	—	—	—	—	110,213,780
Costs related to public offering	—	—	(2,163,811)	—	—	—	—	(2,163,811)
Stock options granted in connection with PharmaNet acquisition	—	—	913,382	—	—	—	—	913,382
Issuance of common stock as additional purchase consideration for CPA earnout	53,740	54	1,999,946	—	—	—	—	2,000,000
Issuance of restricted common stock as deferred compensation	52,115	52	1,677,008	—	(1,677,060)	—	—	—
Amortization of restricted common stock issued as deferred compensation	—	—	—	—	460,998	—	—	460,998
Forfeiture of restricted common stock issued as deferred compensation	(31,826)	(32)	(768,089)	—	768,121	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(12,443,527)	(12,443,527)
Tax benefit resulting from exercise of stock options	—	—	4,612,417	—	—	—	—	4,612,417

The accompanying notes are an integral part of these financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

						Accumulated	Common
			Additional	Retained		Other	Stock
	Common Stock		Paid-In	Earnings	Deferred	Comprehensive	Held in
	Shares	Par Value	Capital	(Deficit)	Compensation	Earnings	Treasury	Total

Balances — December 31, 2005	18,493,364	$18,493	$242,353,059	$48,660,835	$(531,408)	$4,224,147	$(12,443,527)	$282,281,599
Cumulative effect adjustments under SAB No. 108			(2,851,057)			2,700,684		(150,373)

Balances at January 1, 2006 as adjusted	18,493,364	$18,493	$239,502,002	$48,660,835	$(531,408)	$6,924,831	$(12,443,527)	$282,131,226
Comprehensive loss:
Net loss	—	—	—	(36,024,570)	—	—	—	(36,024,570)
Foreign currency translation	—	—	—	—	—	1,959,429	—	1,959,429

Total comprehensive loss								(34,065,141)
Issuance of common stock in connection with exercise of stock options and warrants	322,324	322	3,662,761	—	—	—	—	3,663,083
Issuance of common stock in connection with Employee Stock Purchase Plan	176,021	176	2,331,730	—	—	—	—	2,331,906
Issuance of common stock as additional purchase consideration for earnout	33,711	34	499,966	—	—	—	—	500,000
Issuance of common stock related to vesting of restricted share and unit grants	170,219	170	(170)	—	—	—	—	—
Repurchase and retirement of common stock related to vesting of restricted share unit grants	(43,126)	(43)	(757,127)	—	—	—	—	(757,170)
Share-based compensation expense recognized on restricted share and unit grants	—	—	3,167,626	—	—	—	—	3,167,626
Share-based compensation expense recognized with adoption of FAS 123R	—	—	1,107,577	—	—	—	—	1,107,577
Adjustment required with adoption of FAS 123R	—	—	(531,408)	—	531,408	—	—	—

Retirement of common stock held in treasury	(606,300)	(606)	(12,442,921)	—	—	—	12,443,527	—

Balances — December 31, 2006	18,546,203	$18,546	$236,540,036	$12,636,265	$—	$8,884,260	$—	$258,079,107

The accompanying notes are an integral part of these financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PharmaNet Development Group, Inc. (the “Company” or “PDGI”) is a leading drug development services company, providing a broad range of both early and late stage clinical drug development services to branded pharmaceutical, biotechnology, generic drug and medical device companies around the world. PDGI conducts early stage clinical trials in North America, manages late stage clinical trials globally, operates bioanalytical and clinical laboratories and offers a range of complementary services, including data management and biostatistics, medical and scientific affairs, regulatory affairs and submissions, and clinical information technology services. The Company has 40 offices and facilities located in 19 countries in North America, Europe, South America, Asia, and Australia. In 2006, the Company changed its name from SFBC International, Inc. to PharmaNet Development Group, Inc. References to the Company or PDGI in the Company’s notes to its financial statements include the Company and its subsidiaries.

Due to the Company’s decision in May 2006 to discontinue operations in Florida, all financial results in this report reflect the Company’s continuing operations only, unless otherwise stated. Certain prior period amounts have been revised as a result of the discontinued operations (See Note B Discontinued Operations).

In May 2004, PDGI effected a three-for-two stock split in the form of a 50% stock dividend. All share amounts and per share amounts have been retroactively adjusted to give effect to the split.

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

Revenue and Cost Recognition

The Company records revenue from contracts, other than time-and-material contracts, on a proportional performance basis. To measure performance on a given date, the Company compares effort expended through that date to estimated total effort to complete the contract. The Company believes this is the best indicator of the performance of the contractual obligations because the costs relate primarily to the amount of labor incurred to perform the service. Changes to the estimated total contract direct costs result in a cumulative adjustment to the amount of revenue recognized. For time-and-material contracts in the Company’s late stage segment, the Company recognizes revenue as hours are worked, multiplied by the applicable hourly rate. Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work scope. Renegotiated amounts are included in revenue when the work is performed and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement. Due to the inherent uncertainties in estimating performance, it is at least reasonably possible that the estimates used will change in the near term and the change in revenue could be material.

Prior to 2005, the Company reported net revenue for its late stage contracts without providing a separate line item for reimbursed out-of-pockets which consist of travel expenses and other costs. Additionally, the Company has not reported reimbursable out-of-pocket expenses (which are a direct dollar for dollar offset against reimbursed out-of-pockets included in net revenue) as a separate direct cost line item because these items were not material.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the acquisition of PharmaNet on December 22, 2004, these amounts became material. The Company now provides a separate line item for reimbursed out-of-pockets and reimbursable out-of-pocket expenses in its Statement of Operations. Such amounts were approximately $104.6 million, $91.9 million, and $10.7 million in 2006, 2005, and 2004, respectively.

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

Collectibility of Accounts Receivable

The Company’s allowance for doubtful accounts are based on management’s estimates of the creditworthiness of its clients, analysis of delinquent accounts, the payment histories of the accounts and management’s judgment with respect to current economic conditions and, in the opinion of management, is believed to be an amount sufficient to respond to normal business conditions. Management reviews its accounts receivable aging on a regular basis for past due accounts. Any uncollectible amounts are written off against the allowance.

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

With regard to earnings from foreign operations, the Company’s policy is to generally retain such earnings in the country in which they were generated. This permits the Company to reduce the material United States income tax liabilities which would generally arise upon repatriation of these earnings. No provision has been made for U.S. taxes on the undistributed earnings of the Company’s foreign subsidiaries of approximately $75.8 million and

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$49.3 million as of December 31, 2006 and 2005, respectively, as it is anticipated that such earnings will be permanently reinvested in their respective operations or in other foreign operations. There were $26.5 million, $24.6 million, and $12.2 million in foreign net earnings in 2006, 2005, and 2004, respectively.

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

Each year, the Company performs a test for impairment of goodwill and other indefinite-lived intangible assets. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. The Company assesses fair value based upon its best estimate of the present value of future cash flows that it expects to generate by the reporting unit. The Company’s annual fair value assessment is performed each December 31st on subsidiaries with material goodwill on their respective balance sheets. However, changes in expectations as to the present value of the reporting unit’s future cash flows might impact subsequent years’ assessments of impairment.

Goodwill

On an annual basis, management assesses the composition of the Company’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill will be tested for impairment. The Company will recognize an impairment charge if the carrying value of the asset exceeds the fair value determination. In 2006, the Company recorded a writedown of $7.9 million related to its early stage segment.

Share-Based Compensation

The Company has granted stock options to its employees at exercise prices equal to or greater than the fair value of the shares at the date of grant and accounted for these stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the statement of operations. Because the Company recognized that APB 25 was in the process of being rescinded, in 2004 it amended its stock option plan to provide for the granting of restricted stock and other forms of equity compensation in addition to stock options. The Company adopted Financial Accounting Standards Board Statement No. 123 (Revised), “Share-Based Payment” (“Statement 123R”), as of January 1, 2006, the Company recognized an expense for the fair value of its unvested outstanding stock options and for the discount portion of the Company’s ESPP plan. The Company adopted Statement 123R using the prospective method. The prospective option requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement 123R. The transition method requires management to make accounting estimates.

OTHER ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and the 49%-owned Spanish joint venture which the Company controls. For the year ended December 31, 2006 and as of

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the date of this report, our significant subsidiaries include PharmaNet, Inc. and its subsidiaries (“PharmaNet”), Anapharm, Inc. (“Anapharm”), Taylor Technology, Inc. (“Taylor”), PharmaNet Specialized Pharmaceutical Services, Inc. (formerly known as SFBC New Drug Services, Inc.) (“NDS”) and Keystone Analytical, Inc. (“Keystone Labs”). PharmaNet’s earnings from operations during the period from December 22, 2004 to December 31, 2004 were considered immaterial and have been excluded from the Company’s consolidated results for the year ended December 31, 2004. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a purchased maturity of three months or less to be cash and cash equivalents, including money market funds.

Investment in Marketable Securities

The Company classifies its investments in debt securities as available-for-sale in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments classified as available-for-sale are carried at fair value based on quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive operations. As of December 31, 2006 and 2005, the unrealized gain/loss on investments in marketable securities was not material. As of December 31, 2006 and 2005, the Company had approximately $8.4 million and $8.2 million, respectively, in investments in marketable securities.

Cost is determined on an average cost per unit basis for determining realized gains and losses. In 2006 and 2005, the realized gains/losses were not material.

The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statement of earnings. There were no such write-downs in 2006 and 2005.

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

Building	40 years
Furniture and fixtures	7 years
Machinery, equipment and software	3-7 years
Leasehold improvements	Shorter of remaining life of asset or remaining term of the lease (average 3.25 years)

Goodwill and Intangible Assets

Under Statement of Financial Accounting Standards No. 142, the Company is required to perform an annual impairment test of its goodwill and indefinite-lived intangibles. On an annual basis, management assesses the composition of the Company’s assets and liabilities, as well as the events that have occurred and the circumstances that have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill and indefinite-lived intangibles below their carrying

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts, they will be tested for impairment. The Company will recognize an impairment charge if the carrying value of the asset exceeds the fair value determination. The impairment test that the Company has selected historically consisted of a ten year discounted cash flow analysis including the determination of a terminal value, and requires management to make various assumptions and estimates including revenue growth, future profitability, peer group comparisons, and a discount rate which management believes are reasonable.

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

The Company has completed both annual and interim tests during the years ended December 31, 2006, 2005 and 2004. These tests indicated that the fair value of the goodwill and other indefinite-lived intangible assets were equivalent to or greater than the recorded value as of December 31, 2005 and December 31, 2004; therefore, no adjustment has been made to the carrying value of the goodwill in the Company’s financial statements.

In June 2006, the Company recorded an impairment charge in continuing operations of approximately $7.9 million related to Clinical Pharmacology Services, a division of NDS (“CPS”), which provides data management and biostatistical services. While CPS contributed to earnings from operations for the first half of 2006, the outlook for the remainder of the year and future periods was significantly reduced because a large portion of CPS revenues related to projects being conducted at the Miami and Ft. Myers subsidiaries that the Company has discontinued.

The Company completed its annual test on December 31, 2006 for its Taylor, Anapharm and PharmaNet subsidiaries. The remaining goodwill of CPS of $4,490,851 was combined with PharmaNet for impairment testing purposes, because CPS has been under the operational control of PharmaNet since July 2006 and will be operating as a late stage division effective January 1, 2007. These tests indicated that the fair value of the goodwill and other indefinite-lived intangible assets were equivalent to or greater than the recorded value, no adjustment has been made to the carrying value of the goodwill in the Company’s financial statements.

As of December 31, 2006, the Company had total net consolidated goodwill of $266,972,827, which includes $14,251,041 of goodwill related to the acquisition of Taylor Technology, Inc. on July 23, 2004 and $228,109,654 of goodwill related to the PharmaNet acquisition on December 22, 2004. The remaining goodwill is primarily related to acquisitions of Anapharm and NDS in 2002 which were $16,808,904 and $4,490,851, respectively, as of December 31, 2006. Keystone Labs had $3,312,377 of non-amortizable goodwill as of December 31, 2006.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with adopting SFAS 142, the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. The carrying amount of goodwill is as follows:

Goodwill, net at December 31, 2004	$268,386,604
Revaluation of separately identifiable intangible assets related to PharmaNet acquisition	2,142,000
Earnout relating to NDS acquisition	2,000,000
Other adjustments	2,320,613

Goodwill, net at December 31, 2005	$274,849,217
Goodwill impairment	(7,873,000)
Foreign exchange translation adjustment	(3,390)

Goodwill, net at December 31, 3006	$266,972,827

The components of the Company’s intangible assets are approximately as follows:

	December 31, 2006			December 31, 2005
	Weighted Average	Gross		Gross
	Amortization Period	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Internally-developed software	5.0	$454,000	$(221,386)	$454,000	$(130,586)
Subject Database	4.0	900,000	(900,000)	900,000	(843,750)
Contracts and customer relationships	2.5	1,192,000	(1,192,000)	1,192,000	(1,039,216)
Methodologies	4.1	2,568,000	(2,134,026)	2,568,000	(1,945,878)
Technology	5.0	3,859,000	(1,562,895)	3,859,000	(791,095)
Employment and non-compete agreements	3.4	12,077,000	(3,892,751)	12,077,000	(2,169,657)

Subtotal		21,050,000	(9,903,058)	21,050,000	(6,920,182)
Intangible assets not subject to amortization
Trade names	—	18,050,000	—	18,050,000	—

Total		$39,100,000	$(9,903,058)	$39,100,000	$(6,920,182)

Amortization expense for intangible assets during the years ended December 31, 2006, 2005, and 2004 was approximately $2,983,000, $3,933,000, and $1,166,000, respectively. The following table provides information

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regarding estimated amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2007	$2,755,000
2008	2,755,000
2009	2,622,000
2010	1,603,000
2011	1,412,000
Thereafter	—

$11,147,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, marketable securities and trade receivables. The Company, from time to time, maintains cash balances with financial institutions in amounts that exceed federally insured limits. As of December 31, 2006, the Company had $28.6 million deposited with Credit Suisse Group, $4.5 million deposited with Wachovia Bank National Association and $1.6 million deposited with Bank of America Corporation. The Company’s marketable securities represent high quality debt obligations. The Company performs services and extends credit based on an evaluation of the clients’ financial condition without requiring collateral. Exposure to losses on receivables is expected to vary by client due to the financial condition of each client. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, and notes payable. At December 31, 2006 and 2005, the fair value of these instruments approximates the carrying amount of these items due to the short-term maturities of these instruments. The fair value of the line of credit and notes payable approximates their carrying value as the interest rate approximates market rates. The fair value of the convertible notes at December 31, 2006 and 2005 was approximately 92% and 76%, respectively, of par value based on the current market trading price.

Earnings Per Share

The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” which requires dual presentation of net earnings per share, basic and diluted. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Included in diluted shares are common stock equivalents relating to stock options and restricted stock units with a dilutive effect of 225,630, 654,220, and 706,570 shares of common stock for the years ended December 2006, 2005, and 2004, respectively.

In May 2004, PDGI effected a three-for-two stock split in the form of a 50% stock dividend. All share amounts and per share amounts have been retroactively adjusted to give effect to the split.

Common stock equivalents representing stock options and restricted share units of 642,958, 908,245, and 1,007,447 shares of the Company’s common stock outstanding as of December 31, 2006, 2005, and 2004, respectively, were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the annual average market price of the Company’s common stock during the year and thus their inclusion would be anti-dilutive.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August and September 2004, the Company sold $143.75 million of its 2.25% convertible senior notes due 2024 (the “Convertible Senior Notes”). If the average stock price of the Company’s common stock during a reporting period is greater than $41.08, then shares reserved for issuance on possible conversion of its outstanding Convertible Senior Notes will be included in calculating diluted shares outstanding in an amount equal to the difference between the “conversion amount” and the outstanding principal amount divided by $41.08. The conversion amount is, for this purpose, the outstanding principal amount divided by $41.08 multiplied by the average stock price during the period. For the years ended December 31, 2006, 2005 and 2004, there were “zero” shares included in diluted shares outstanding attributable to the Convertible Senior Notes since the average share price for each period was less than $41.08.

Simultaneously with the offering of its 2.25% Convertible Senior Notes, the Company repurchased and retired 820,000 shares of our common stock at $30.43 per share.

In November 2005, PDGI announced that its Board of Directors had approved the repurchase of common stock totaling up to $30.0 million. A total of 606,300 shares were purchased in November and December 2005 at an average price of $20.49. These treasury shares were retired in March 2006. The purchase of future treasury shares is restricted to a maximum of $10.0 million pursuant to the terms of the Company’s current credit facility, as amended and restated from time to time (the “Credit Facility”), and the attainment of certain operating covenants which may further restrict the amount of treasury stock that can be repurchased.

Share-based Compensation

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, (“SFAS 123R”) using the modified prospective transition method. SFAS 123R revises SFAS 123, supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Under the modified prospective transition method, compensation expense is recognized in the financial statements on a go forward basis for (a) all share-based payments granted prior to, but not vested as of January 1, 2006, based upon the grant-date fair value estimated in accordance with APB 25, and (b) share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards. Under the modified prospective transition method, results for prior periods are not restated.

As a result of the adoption of SFAS 123R, the year ended December 31, 2006 includes incremental share-based compensation expense for unvested stock options and the Company’s employee stock purchase plan of approximately $1.1 million.

Amounts previously recorded as deferred compensation within stockholders’ equity on the Consolidated Balance Sheets were reclassified to additional paid-in capital as of January 1, 2006. In addition, prior to the adoption of SFAS No. 123R, the Company presented the excess tax benefits of stock option exercises as operating cash flows.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon adoption of SFAS No. 123R, excess tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

The Company’s net earnings for 2005 and 2004 would have been changed to the pro forma amounts indicated below had compensation cost for the stock options issued to employees been determined based on SFAS 123.

The following pro forma disclosures may not be representative of the effects on reported net earnings for future years due. During 2006, the Company did not grant any stock options. As such, compensation expense related to unvested previously issued options is recorded in the statement of operations for the year ended December 31, 2006 and accordingly, proforma disclosures are required only for previous years.

	2005	2004

Net earnings from continuing operations:
As reported	$17,163,180	$11,001,568
Pro forma	9,322,491	7,019,924
Basic earnings per share:
As reported	$0.97	$0.73
Pro forma	0.53	0.47
Diluted earnings per share:
As reported	$0.94	$0.70
Pro forma	0.51	0.45

The weighted-average fair value of options granted during 2006, 2005, and 2004 was $0.00, $9.50, and $14.33 per option, respectively.

The Company has used the following assumptions in determining the grant-date fair value for its option awards. The expected term of the option is based upon the contractual term; taking into account expected employee exercise and expected post-vesting employment termination behavior. The expected volatility of the price of the underlying stock is based upon the historical volatility of the Company’s stock computed over a period of time equal to the expected term of the option. The risk free interest rate is based upon the implied yields currently available from the U.S. Treasury zero-coupon yield curve for issues with a remaining duration equal to the expected term of the option. The fair value of the options granted for the years ended December 31, 2005 and 2004 were estimated by using the Black-Scholes pricing model with the following assumptions: (i) expected life of the options of three years for 2005 and 2004, (ii) expected volatility in the market price of the Company’s common stock of 60% for 2005 and 2004, (iii) no expected dividends, and (iv) a risk free interest rate of 4% in 2005 and 3% in 2004.

Generally, options granted by the Company vest over a three year period. Historically, these options expired in 10 years or three months after separation of service, whichever occurs earlier. In August 2005, the Company accelerated the vesting of 462,059 options granted to 15 key PharmaNet employees. Notwithstanding this, these employees may not sell the underlying common stock prior to the original vesting dates, except to the extent necessary to pay the exercise price. The Company believed that because the options which were accelerated had exercise prices in excess of the current fair market value of the Company’s common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention and the acceleration may have a positive effect on employee morale. The acceleration enabled the Company to reduce its compensation expense associated with these options in future periods in the Company’s consolidated statements of operations upon adoption of Statement 123R on January 1, 2006. The acceleration of the vesting of these options did not result in any compensation expense in accordance with accounting principles generally accepted in the United States.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2005 continuing through 2006, the Company began issuing restricted stock and restricted stock units in lieu of stock options. No stock options were issued in 2006. For the year ended 2006, the Company granted a total of 485,632 restricted shares and RSUs.

In connection with the appointment of Jeffrey P. McMullen to serve as president and chief executive officer of the Company, on May 9, 2006, the Company granted 62,461 RSUs with 10,410 RSUs vesting on each December 31st and June 30th during the remainder of the term of the employment agreement, subject to employment with PDGI on the applicable vesting date. The value of the 62,461 RSUs amounted to $1.5 million. This amount is being amortized ratably, over a three year period commencing on grant date. Mr. McMullen shall also receive a grant of 60,000 RSUs which shall vest only if PDGI meets or exceeds certain performance conditions. If the 2008 performance condition is met, the RSUs vest upon filing the Form 10-K of PDGI with the Securities and Exchange Commission for the year ending December 31, 2008. For the year ended December 31, 2006, no compensation expense has been recorded on these 60,000 RSUs, and they have not been included in earnings per share as of December 31, 2006 as the contingencies have not been met and it is not probable at this time that the condition will be met. In consideration of the foregoing grants of RSUs, Mr. McMullen agreed to surrender options to purchase 135,000 shares of common stock previously granted to him in December 2004.

Additionally in connection with:

•	the appointment of John P. Hamill to serve as Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company on August 24, 2006, he received an immediate grant of 21,000 RSUs which vest in equal increments on December 31st and June 30th over three (3) years and an immediate grant of 25,000 RSUs which vests only if the Company meets or exceeds the 2008 performance conditions as established by the Company’s Compensation Committee. As of December 31, 2006, no compensation expense has been recorded on these 25,000 RSUs, and they have not been included in earnings per share as of December 31, 2006 as the contingencies have not been met and it is not probable at this time that the condition will be met.

•	the appointment of Dr. Thomas J. Newman to serve as Executive Vice President, Late Stage Development of the Company, on August 24, 2006, Dr. Newman received an immediate grant of 10,000 RSUs which shall vest on December 31st and June 30th over three years.

•	as previously disclosed, in accordance with the Company’s 2006 compensation for non-employee directors, on August 24, 2006, the Company issued to each non-employee director $125,000 worth of the Company’s RSUs which amount is based upon the Company’s closing stock price on August 24, 2006 of $17.25. In addition, as previously disclosed, the Company also issued $62,500 worth of RSUs to the Chairman of the Board of Directors as consideration for serving in that capacity. As such, based upon those dollar amounts, each of the four non-employee directors received 7,246 RSUs, which shall vest in equal increments on December 31st and the date of the Company’s next annual meeting. Based upon the dollar amount stated above, the Company’s Chairman received 3,623 RSUs which have the same vesting schedule. All director RSU grants are being amortized on a straight line basis from grant date to June 2006.

As of December 31, 2006, there was approximately $6.7 million of unrecognized compensation cost related to unvested restricted stock and RSUs, which is expected to be recognized over a weighted-average period of approximately 1.8 years. As of December 31, 2005, the remaining unamortized compensation for restricted shares and RSUs was reflected as a separate component as a reduction of stockholders’ equity. In conjunction with the adoption of SFAS No. 123R, the unrecognized compensation was reclassified as a reduction of additional paid-in capital.

On June 21, 2004, PDGI’s stockholders approved the 2004 Employee Stock Purchase Plan (the “ESPP”) permitting eligible participants (excluding executive officers) to purchase up to 150,000 shares of the Company’s common stock. The ESPP permits employees who are employed for at least 20 hours per week and who have been

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

so employed for at least three months continuously by PDGI or one of its designated subsidiaries the option of purchasing common stock from PDGI at a 15% discount from the lower of the fair market value of such shares at the beginning of an offering period or the fair market value of such shares at the end of the offering period. Each offering period (except the initial period) is six months. Each eligible employee is granted an option to purchase such shares at the beginning of each offering period. In May 2005, PDGI’s stockholders approved an amendment to the ESPP which increased the total number of shares of the Company’s common stock available under the ESPP to 250,000 shares. In August 2006, PDGI’s stockholders approved an amendment to the ESPP which increased the total number of shares of the Company’s common stock available under the ESPP to 450,000 shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. As of December 31, 2006 and December 31, 2005, there were 231,060 shares and 55,039 shares, respectively, issued under the ESPP.

Legal Costs

Legal costs are expensed as incurred and are included in selling, general, and administrative expenses. For the years ended December 31, 2006, 2005, and 2004, the Company expensed $3,351,669, $1,944,894, and $791,896, respectively, related to legal matters.

Advertising Expenses

The Company records advertising expenses as incurred. Advertising expenses for the years ended December 31, 2006, 2005, and 2004 amounted to $3,679,029, $3,808,943, and $1,581,685, respectively. Of these amounts, $1,078,591, $1,531,646, and $1,353,561, respectively, of advertising expense is reflected as a component of direct costs in the statements of operations and the remaining amount is reflected in selling, general, and administrative expenses in the statement of operations.

Comprehensive Earnings

Comprehensive earnings is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments.

Foreign Currency Translation

At the Company’s foreign operations where the local currency is the functional currency, assets and liabilities are translated into United States dollars at the exchange rate in effect at the end of the applicable reporting period. Revenue and expenses of the Company’s foreign operations is translated at the average exchange rate during the period. The aggregate effect of the Company’s currency translation adjustments on its foreign operations is included in a separate component of stockholders’ equity entitled “Accumulated Other Comprehensive Earnings.” Transaction gains and losses are recognized currently in the statement of operations. For the years ended December 31, 2006, 2005 and 2004, the Company had losses of $3,342,000, $849,000 and $1,989,000, respectively, from foreign currency transactions. Due to the acquisition of PharmaNet (See Note L Business Combinations) which has locations worldwide, the Company is now subject to exchange rate gains or losses for multiple currencies.

Volume Rebates

The Company accrues for volume rebates offered to clients when services are performed and the provisions are periodically adjusted to reflect actual experiences. Volume rebates are presented on the statement of operations as a reduction in revenue.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation as a result of the Company’s discontinued operations.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of analyzing the impact this interpretation will have on its financial condition, results of operations, cash flows and disclosures. However, management does not believe that the adoption of this interpretation will have a material effect on the Company’s financial position and statement of operations.

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

The Company will be required to adopt SFAS 157, which is effective for fiscal years beginning after November 15, 2007, no later than the quarter beginning January 1, 2008. PDGI is currently in the process of evaluating SFAS 157 and has not yet determined the impact, if any, SFAS 157 will have on its consolidated results of operations or financial position.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related disclosures. SAB 108 allows registrants to initially apply the approach either by (1) retroactively adjusting prior financial statements as if the approach had always been used or (2) recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with the related offset recorded to the opening balance of retained earnings. The Company decreased Stockholders’ Equity by approximately $150,000 on January 1, 2006 as a result of adopting SAB 108. The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on Stockholders’ Equity of adjustments relating to prior years that, under our previous approach of evaluating financial statement misstatements, were immaterial. This decrease in Stockholders’ Equity consists of a decrease of approximately $2.85 million due to an overstatement of deferred tax assets related to stock options exercises, and an increase of approximately $2.7 million due to the overstatement of deferred tax expense on accumulated other comprehensive earnings and related deferred tax liabilities that commenced in 2002 with the acquisition of Anapharm. These adjustments impacted the balance sheet and the statement of changes in stockholders’ equity.

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

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

On October 24, 2003, the Company entered into an agreement to establish a Spanish company that operates a bioanalytical laboratory in Barcelona, Spain and provides services to the European market. The Company owns 49% of the Spanish company and has an option to purchase an additional 2% of that entity. As the Company has control over this entity, the Company has included the accounts of the entity in the consolidated financial statements in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). The operations of this entity are not material to the Company’s operations and no consolidated assets represent collateral for the entities obligations. The minority interest in this entity was approximately $1,560,000 and $751,000 as of December 31, 2006 and 2005, respectively.

NOTE B — DISCONTINUED OPERATIONS

On May 17, 2006, the Miami-Dade Unsafe Structures Board (“USB”) announced a decision which required the Company to demolish the Company’s clinical and administrative office building located on Biscayne Boulevard, Miami, Florida (See Note I Commitments and Contingencies). As a result of that decision, upon the recommendation of the Company’s management, the Board of Directors of the Company authorized the closure of the Company’s operations in Florida consisting of the Company’s Miami and Ft. Myers subsidiaries. Shortly thereafter, the Company began an orderly completion of its on-going contracts, a transfer of those contracts which had not been started by third parties, development of a plan for vacating the Miami facilities, the implementation of a termination program for employees located at those subsidiaries, and other administrative tasks.

As more fully discussed below, in accordance with FASB Statement No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, FASB Statement No. 143 “Accounting for Asset Retirement Obligations” and FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded a goodwill impairment charge, assets write-downs of the Miami buildings and equipment, separation liabilities, the estimated cost to demolish the Miami buildings and costs associated with the cessation of the use of equipment under operating leases. The assets, including those assets held for sale, liabilities, and the results of operations and cash flows of the Miami and Ft. Myers subsidiaries are separately reported for all periods presented as discontinued operations.

Impairment of Goodwill

As of December 31, 2005, the Company determined that the carrying value of the goodwill on its Miami subsidiary was impaired, due to a material decline in the Miami subsidiary’s revenue, profitability and cash flows. As a result, the Company recorded a goodwill impairment charge of approximately $20.3 million during the fourth quarter of 2005. During the three month period ended March 31, 2006, the Company recorded an additional impairment charge of $3.5 million to write-off the remaining goodwill associated with Miami operations as a result of further reduced projected revenue, profitability and cash flow. In addition, the Company also recorded a goodwill impairment charge of approximately $0.6 million in the first quarter of 2006 to write-down all of the goodwill related to the Ft. Myers operations. The impairment charges for Miami and Ft. Myers totaling $4.1 million for the year ended December 31, 2006 have been included in the loss from discontinued operations.

Impairment of Long-lived Assets

As a result of the further material reduction in the Miami forecast in the first quarter of 2006, the Company also wrote-down the carrying value of its Miami buildings by approximately $3.0 million to its then estimated fair value. However, in connection with the Company’s decision to discontinue its Florida operations and the requirement by the USB to demolish the Company’s buildings located on Biscayne Boulevard, the Company recorded an additional impairment charge in June 2006 of approximately $11.0 million to write-down the Miami buildings to zero.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the Company recorded a non-cash charge of approximately $4.9 million related to the write-down of fixed assets which were located at its Florida facilities in Miami and Ft. Myers that would no longer be utilized.

In September 2006, the Company disposed of substantially all remaining fixed assets associated with discontinued operations. As a result of the disposal, the Company recorded an additional write-down of $0.4 million. The remaining property and equipment balance at December 31, 2006 is approximately $3.3 million, comprised of land and building, which is included in assets of discontinued operations. The land at the Biscayne location and the former Clinical Pharmacology Associates, or CPA, building were sold in March 2007. The Company has obtained appraisals in excess of the cost basis of the land and the CPA building; accordingly, the land and building are being carried at their cost basis.

Asset Retirement Obligations and Accrued Charges

As of December 31, 2006, the Company recorded accrued costs of approximately $6.0 million which were comprised of approximately $2.6 million related to separation and healthcare obligations to certain employees, approximately $0.7 million reserved in connection with the estimated costs to demolish the Miami facility, $0.3 million for asbestos removal, and approximately $1.4 million reserved in connection with certain service agreements for office equipment where the equipment had no economic benefit to the Company and $1.0 million in earnout payments to the former shareholders of CPA. In connection with obtaining a permit to demolish its Miami buildings, the Company was required by local regulations to undertake an environmental study. In September 2006, the Company hired an asbestos removal contractor who commenced the asbestos removal process and completed it on budget. The separation obligations noted above included severance payments as well as estimated healthcare benefits for employees. As of December 31, 2005, the Company accrued severance payments related to certain officers of $3.8 million, of which $3.1 million related to discontinued operations. With the exception of payments due to a former officer described below, all severance payments associated with discontinued operations has been paid as of December 31, 2006.

On June 20, 2006, Gregory B. Holmes, Pharm.D., resigned as president of corporate development of the Company and as a director of the Company. The Separation Agreement included the following material terms: (i) 18 months severance (approximately $0.9 million to be paid $50,000 per month included in severance costs disclosed above); (ii) the continuation of all non-compete restrictions contained in Dr. Holmes’ Employment Agreement for a period of 18 months; (iii) the acceleration of vesting of 11,935 shares of RSUs previously awarded to Dr. Holmes; (iv) the payment of health insurance for one year following his separation; and (v) the payment of perquisites and other expenses previously incurred as of his separation date.

In September 2006, the Company paid $1.0 million of additional purchase consideration (one half in stock and one half in cash) to the former CPA shareholders in connection with the previously acquired CPA business (now a discontinued operation), which was due pursuant to the terms of the acquisition agreement. Previously, the purchase consideration related to this acquisition was treated as an adjustment to goodwill, however, since all goodwill related to discontinued operations was written off in the first quarter of 2006, the $1.0 million was included in the loss from discontinued operations for the year ended December 31, 2006.

The table below is a reconciliation of beginning and ending liability balances in connection with asset retirement obligations and accrued charges recorded during the year ended December 31, 2006 in discontinued operations.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance at		Cash	Balance at
	December 31,	Accrued	and Stock	December 31,
	2005	Charges	Payments	2006

Severance and healthcare costs	$3,060,000	$2,616,038	$4,255,347	$1,420,691
Demolition, asbestos and related costs	—	1,007,319	307,319	700,000
Purchase consideration due to stockholders	—	1,000,000	1,000,000	—
Contract termination costs	—	1,363,293	193,159	1,170,134

	$3,060,000	$5,986,650	$5,755,825	$3,290,825

The above accrued charges are included in the accompanying condensed financial information under the captions “Liabilities from discontinued operations.” It is possible that actual costs associated with asset retirement obligations, environmental remediation and other separation obligations such as self insured healthcare benefits to terminated employees will differ from estimated accrued amounts. Any changes to these amounts will be recorded as additional facts and circumstances require in the period in which they become known. The “liabilities from discontinued operations” included in the accompanying condensed financial information also include approximately $0.5 million in accounts payable, advance payments and other miscellaneous accrued liabilities in the amount of $0.4 million not reflected in the table above.

Income Taxes

For the year ended December 31, 2006, the Company incurred a pre-tax loss from discontinued operations of approximately $43.2 million and recorded a valuation allowance of approximately $13.0 million against the deferred tax assets related to the federal and state net operating loss carryforwards resulting in a tax benefit of approximately $1.1 million. A full valuation allowance has been established for the entire tax benefit of these losses as the Company believes the realizability of these deferred tax assets is not more likely than not. (Note J. Income Taxes.)

Condensed Financial Information

The assets and liabilities of the Miami and Ft. Myers subsidiaries included in discontinued operations are presented in the accompanying consolidated balance sheets under the captions “Assets from discontinued

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations” and “Liabilities from discontinued operations.” The carrying amounts of the major classes of these assets and liabilities are as follows:

	December 31,	December 31,
	2006	2005

Assets:
Accounts receivable, net	$3,572,556	$26,425,479
Income tax receivable	317,331	—
Prepaid expenses and other assets	—	1,608,866
Property and equipment, primarily land and building held for sale at December 31, 2006	3,286,619	24,701,651
Goodwill, net	—	4,051,082

Assets from discontinued operations	$7,176,506	$56,787,078

Liabilities:
Accounts payable	$462,421	$4,598,247
Accrued liabilities	3,307,994	4,311,432
Client advances	424,847	90,710

Liabilities from discontinued operations	$4,195,262	$9,000,389

At December 31, 2006 and 2005, accounts receivable are net of an allowance for doubtful accounts amounting to $1.1 million and $0.7 million, respectively.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations of the Miami and Ft. Myers subsidiaries are included in the consolidated statements of operations as “Earnings (loss) from discontinued operations, net of tax.” The amounts for the year ended December 31, 2006, 2005 and 2004 are as follows:

	Year Ended
	December 31,
	2006	2005	2004

Net revenue:
Direct revenue	$7,490,287	$65,128,143	$47,690,777
Reimbursed out-of-pocket expenses	957,042	2,958,576	—

Total net revenue	8,447,329	68,086,719	47,690,777
Costs and expenses:
Impairment of long-lived assets	18,962,838	—	—
Goodwill impairment	4,051,082	20,315,300	—
Purchase consideration due to stockholders	1,000,000	4,000,000	4,000,000
Salary, severance and healthcare costs	4,620,130	3,060,000	—
Demolition costs	1,007,319	—	—
Contract termination costs	1,363,293	—	—
Other costs and expenses	20,614,694	48,752,909	29,203,379

Total costs and expenses	51,619,356	76,128,209	33,203,379
Interest income	14,420	—	—
Earnings (loss) before income taxes	(43,157,607)	(8,041,490)	14,487,398
Income tax (benefit) expense	(1,080,834)	4,342,885	5,830,075

Earnings (loss) from discontinued operations	$(42,076,773)	$(12,384,375)	$8,657,323

Earnings (loss) per share:
Basic	$(2.31)	$(0.70)	$0.58
Diluted	$(2.28)	$(0.68)	$0.55
Shares used in computing (loss) per share:
Basic	18,221,418	17,701,801	15,047,245

Diluted	18,447,048	18,356,030	15,753,815

During the year ended December 31, 2006, the Company recorded bad debt expense of approximately $0.7 million relating to accounts receivable no longer deemed collectible. The Company continues to pursue collections of remaining accounts receivable and will continue to evaluate the adequacy of its allowance for doubtful accounts. On March 8, 2007, the Company completed the sale of its Clinical Pharmacology Associates, Inc. (“CPA”) building for approximately $1.3 million.

NOTE C — MAJOR CUSTOMERS

No client represented more than 10% of consolidated net revenue in 2006, 2005 and 2004.

At December 31, 2006 and December 31, 2005, there was one customer (the same customer in both years) that represented approximately 14.0% (or 9.0% net of advances) and 14.6% (or 11.4% net of advances) respectively, of the Company’s consolidated accounts receivable balance, respectively.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31, 2006 and 2005:

	2006	2005

Accounts receivable — billed	$54,595,145	$52,697,505
Accounts receivable — unbilled	55,514,828	38,950,780
Less: allowance for doubtful accounts	922,015	202,095

	$109,187,958	$91,446,190

The activity in the allowance for doubtful accounts during the years ended December 31, 2006, 2005, and 2004 was as follows:

Allowance for
Doubtful
Accounts

Balance — December 31, 2003	$299,372
Acquisitions	110,283
2004 provisions	417,151
2004 reductions	(435,013)

Balance — December 31, 2004	$391,793
2005 provision	569,384
2005 reductions	(759,082)

Balance — December 31, 2005	$202,095
2006 provision	2,278,512
2006 reductions	(1,558,592)

Balance — December 31, 2006	$922,015

Accounts receivable are billed when certain milestones defined in client contracts are achieved. All unbilled accounts receivable are expected to be billed and collected within one year. Client advance billings at December 31, 2006, 2005 and 2004 amounted to $70,643,244, $71,240,233 and $50,306,432, respectively. Client advance billings are classified as short-term if projects are expected to be completed within 12 months and long-term for projects expected to be completed beyond 12 months as of December 31, 2006, 2005 and 2004.

NOTE E — RELATED PARTY TRANSACTIONS

In 2006, 2005 and 2004, one employee related to the Company’s former chief executive officer, one employee related to the Company’s former president and two employees related to the Company’s then executive vice president of clinical operations were paid a total of $58,277, $242,750, and $208,855, respectively. These latter two employees, whose combined annual salaries is $110,000, left the employment of the Company in June 2006. Additionally, the Company’s former vice president of legal affairs controlled companies and an individual that provided services to or received personal benefits from the Company and received $0, $198,899, and $241,549, for the years ended December 31, 2006, 2005 and 2004, respectively. All of these services were discontinued as of December 31, 2005.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related party transactions for the years ended December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004

Salaries and benefits	$58,277	$326,306	$290,996
Contract Labor	—	115,343	159,408

	$58,277	$441,649	$450,404

Loans Receivable from Officers/Stockholders

In connection with the acquisition of Keystone Analytical Laboratories, Inc. (“KAL”), now known as Keystone Analytical, Inc., the Company entered into a five-year employment agreement with the former president of KAL. The agreement provides for, among other things, a loan of $1,000,000 repayable in equal installments of $200,000 plus interest of 4.45% per annum on each August 20 commencing in 2002, which is secured by a portion of the common stock issued to the employee. Provided that the employee serves on a full-time basis, as defined, the Company will annually forgive $200,000 of the outstanding principal balance and accrued interest until the note is fully satisfied. In that regard, the Company amortized the note and accrued interest receivable to salaries expense on a straight line basis over a five-year period. On August 20, 2006 the note along with the accrued interest was completely forgiven. As of December 31, 2006 and 2005, the loan balances reflected as current assets on the balance sheet were $0 and $200,000 which included accrued interest receivable.

Note Receivable from Minority Interest

In December 2005, the Company entered into a five-year promissory note with Novatia, LLC, in which the Company’s subsidiary, Taylor, owns a 25% interest. The agreement provides for a note of $215,000 with interest rate of 6% per annum repayable in monthly payments of approximately $4,157 for 59 months. The loan balances of $180,243 and $215,000 are reflected as assets as of December 31, 2006 and 2005, respectively.

NOTE F — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2006 and 2005:

	2006	2005

Land and Buildings	$2,073,570	$4,569,507
Furniture and Fixtures	12,358,265	10,719,690
Leasehold improvements	23,838,063	14,617,765
Machinery and equipment	37,311,315	32,713,147
Computer hardware and software	19,122,307	18,702,700

	94,703,520	81,322,809
Less: accumulated depreciation	(42,468,630)	(35,287,691)

	$52,234,890	$46,035,118

Depreciation of property and equipment for the years ended December 31, 2006, 2005, and 2004, amounted to $11,423,534, $10,543,845 and $4,018,408, respectively. Of these amounts, $3,510,390, $3,000,304 and $2,114,544, respectively, of depreciation is reflected as a component of direct costs in the statements of operations for the years ended December 31, 2006, 2005 and 2004 and the remaining depreciation is reflected in selling, general, and administrative expenses in the statements of operations.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets Held For Sale

In 2005, Anapharm purchased land for $2.5 million and in 2006, commenced building a new facility in Quebec City, Canada intended to house all of its clinical, bioanalytical operations as well as administrative functions. In early 2006, Anapharm negotiated a build-to-suit arrangement with a building contractor. Subsequent to this arrangement, Anapharm decided that it was advantageous to enter into a leasing arrangement for this location versus owning the property and building. In October 2006, Anapharm completed a transaction with a third party investor. Under the terms of the agreement, the Investor advanced Anapharm approximately $9.8 million which represented substantially all of the funds that Anapharm had spent on the land purchase and construction as of that date. Additionally, the Investor agreed to pay the contractor for the remaining building costs not to exceed approximately $27.0 million. Since the Company continues to bear the risk of any cost overruns in excess of this level until the building is completed, and due to the Company’s continuing involvement in the building process, the transaction does not qualify as a sale-leaseback accounting under the guidelines of FASB No. 98 Accounting for Leases: Sale-Leaseback Transaction Involving Real Estate.

As of December 31, 2006, the Investor had advanced Anapharm a total of $15,851,034. As of March 2007, the building and improvements were substantially complete and on budget. As of December 31, 2006, this transaction met the six criteria in determining if a long-lived asset to be sold should be classified as held for sale in the period per FASB No. 144 Accounting for the Impairment or Disposal of Long-lived Assets:

	December 31,	December 31,
	2006	2005

Construction in progress and land expected to be sold in sale-leaseback transaction	$15,851,034	$2,528,343

NOTE G — ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31, 2006 and 2005:

	2006	2005

Salaries, bonuses, and benefits	$12,513,762	$8,560,198
Severance	—	765,000
Professional fees	2,631,803	2,525,808
Rebates	1,016,838	144,262
Out of pocket expenses and grants	3,747,633	—
Deferred rent	5,541,346	2,039,618
Interest	1,228,687	1,246,948
Value added tax	1,233,897	1,609,404
PharmaNet 401(k) plan	536,652	544,652
Other	3,305,452	3,374,621

	$31,756,070	$20,810,511

NOTE H — DEBT AND CAPITAL LEASES

Convertible Senior Notes Payable

In August and September 2004, the Company issued $143.8 million aggregate principal amount of its 2.25% Convertible Senior Notes due 2024. The Company’s net proceeds after repurchasing 820,000 shares of its common stock and transaction costs were approximately $113.0 million. Interest is payable on the Convertible Senior Notes semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2005. The

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Notes are convertible into cash and, if applicable, shares of PDGI’s common stock based upon an initial conversion rate of 24.3424 shares per $1,000 in principal amount of the Convertible Senior Notes not to exceed 3,086,445 shares, subject to adjustment in certain circumstances. This results in an initial conversion price of approximately $41.08 per share. The Convertible Senior Notes are convertible at any time prior to the date of maturity and, upon conversion, holders of the Convertible Senior Notes will be entitled to receive cash up to the principal amount of the Convertible Senior Notes and, if applicable, shares of common stock pursuant to a formula contained in the Convertible Senior Notes. Upon a fundamental change, as defined in the Convertible Senior Notes, holders may require PDGI to repurchase all or a portion of their Convertible Senior Notes for cash at a price equal to 100% of the principal amount of the Convertible Senior Notes, plus accrued and unpaid interest. If a fundamental change occurs prior to August 15, 2009, PDGI is required to pay, in addition to the repurchase price, a make-whole premium in cash and/or common stock. On or after August 15, 2009, PDGI may at its option, redeem the Convertible Senior Notes in whole or in part for cash at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed plus accrued and unpaid interest. On each of August 15, 2009, August 15, 2014 and August 15, 2019, holders may require the Company to re-purchase all or a portion of their Convertible Senior Notes at a purchase price in cash equal to 100% of the principal amount of the Convertible Senior Notes to be re-purchased plus accrued and unpaid interest. The Convertible Senior Notes are unsecured senior obligations and are effectively subordinated to all of PDGI’s existing and future secured indebtedness and to all existing and future liabilities of PDGI subsidiaries (including trade payables). The Company capitalized all costs related to the issuance of these Convertible Senior Notes, including approximately $1.1 million in one-time bonuses paid to executives directly related to the securing of the Convertible Senior Notes and Credit Facility described below and amortizes the costs on a straight-line basis over the expected term of the Convertible Senior Notes which approximates the effective interest method.

Credit Facility

On December 22, 2004, the Company entered into a $160.0 million credit facility, as amended and restated from time to time, from a syndicate of banks arranged by UBS Securities LLC (the “Bank”). The facility consisted of a term loan in the amount of $120.0 million and a revolving line of credit in the maximum amount of $40.0 million. Borrowings under the facility provided a portion of the consideration used to acquire 100% of the PharmaNet stock.

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

On June 14, 2005, the Company entered into a $90.0 million amended and restated Credit Facility amending and restating the original Credit Facility. As a result of this amendment, the Company eliminated the term loan portion of the original facility and increased the amount of the revolving line of credit under the original facility from $40.0 million to $90.0 million. Also, as a result of this amendment, the Company incurred a non-cash write-off of approximately $1.1 million of deferred loan costs in June 2005. The amendment also gave the Company the ability to expand the facility through the addition of an unfunded $50.0 million accordion feature.

On August 19, 2005, the Company amended its amended and restated Credit Facility. As a result of this first amendment, the Company amended its definition of consolidated interest expense.

On November 28, 2005, the Company again amended its amended and restated Credit Facility. The second amendment provides the Company the ability to spend up to $30.0 million to buyback PDGI stock (which was

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

further limited in the amendment signed on October 14, 2006). In connection with the second amendment, PDGI’s Board of Directors changed its stock buyback program from a share limit of 1,000,000 shares to a dollar limit of the number of shares, which can be purchased for an aggregate of $30.0 million.

On May 9, 2006, the lenders waived all covenant violations from March 31, 2006 through June 30, 2006. Concurrently, as part of the waiver, the Company agreed to reduce the Credit Facility from $90.0 million to $45.0 million. As a result of the reduced availability, the Company incurred a write-off of approximately $1.2 million of deferred financing costs in June 2006. On June 30, 2006, PDGI was in default of the covenants of its Credit Facility.

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

The principal balance outstanding on the Credit Facility at December 31, 2006 and 2005 was $9.4 million and $17.0 million, respectively. The outstanding balance in 2005 was classified as current due to certain covenant waivers received. The obligations under the Credit Facility are guaranteed by each of the Company’s U.S. subsidiaries, is secured by a mortgage on its land and property in Miami, Florida, a pledge of all of the assets of its U.S. operations and U.S. subsidiaries, and a pledge of 65% of the stock of certain of its foreign subsidiaries. The facility is due in December 2009. The U.S. assets collateralizing the Credit Facility are approximately $381.1 million, including goodwill and intangible assets.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Leases Obligations, Credit Facility, Convertible Senior Notes and Notes Payable

Capital Lease Obligations, Credit Facility, Convertible Senior Notes and Notes Payable consisted of the following at December 31, 2006 and 2005:

	2006		2005

Capital lease obligations	$5,624,742		$7,016,621
Credit facility	9,400,000		17,000,000	(1)
Convertible senior notes	143,750,000		143,750,000
Notes payable — other	227,527	(2)	455,991

	159,002,269		168,222,612
Less: current portion	3,036,407		20,032,818

Long-term portion	$155,965,862		$148,189,794

(1)	Credit Facility was classified as a current liability for the period ended December 31, 2005.

(2)	Notes payable — other of $227,527 is comprised of a promissory note payable to the former shareholders of a Canadian subsidiary, including interest accrued at the Bank of Montreal’s prime rate plus 2%, with the remaining balance payable on July 7, 2007.

The Company leases a substantial portion of its scientific equipment under capital lease arrangements from different lessors. As of December 31, 2006, the Company had 14 leases varying in length between 36 and 60 months at annual lease rates ranging up to 8.75%, and requiring monthly payments ranging from $3,760 to $47,330. The latest maturity date on the final lease is September 2010.

	December 31,
	2006	2005

Equipment	$17,544,504	$16,486,914
Less: accumulated depreciation	7,751,641	6,416,757

	$9,792,863	$10,070,157

The following is a schedule of future minimum lease payments under capital lease obligations as of December 31, 2006:

Amount

2007	$3,048,211
2008	1,496,510
2009	1,035,677
2010	476,512
2011 and thereafter	31,916

Total minimum lease payments	6,088,826
Less: amount representing interest	464,084

Present value of minimum lease payments	5,624,742
Less: current portion	3,036,407

Long — term obligation under capital leases	$2,588,335

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its office facilities and certain equipment under non-cancelable operating leases. The leases expire over the next 10 years and contain provisions for certain annual rent escalations. The approximate future minimum annual combined lease payments for both equipment and facilities leases for years subsequent to December 31, 2006 are as follows:

2007	$18,555,117
2008	17,768,573
2009	15,478,641
2010	14,693,050
2011	12,639,243
Thereafter	63,032,624

$142,167,248

Total rent expense for the years ended December 31, 2006, 2005, and 2004 was approximately $17,313,446, $13,804,000 and $2,918,000, respectively.

Litigation and Inquiries

On March 12, 2007, the Company received notice that the SEC staff has secured a formal order of private investigation. The formal order relates to revenue recognition, earnings, company operations and related party transactions. The Company has been cooperating fully with the SEC. In late December 2005, the Company received an informal request from the SEC for documents relating to the duties, qualifications, compensation, and reimbursement of former officers and employees. This request also asked for a copy of the report to Senator Grassley by the Company’s independent counsel. In a second request, sent March 28, 2006, the SEC asked for information regarding related parties and transactions, duties and compensation of various employees, internal controls, revenue recognition and other accounting policies and procedures, and selected regulatory filings. The Company has voluntarily complied with these requests and has produced and will continue to produce documents to the SEC.

Beginning in late December 2005, a number of class action lawsuits have been filed in the United States District Court for the Southern District of Florida and the United States District Court for the District of New Jersey alleging that PDGI and certain of its current and former officers and directors violated federal securities laws (the “Federal Securities Actions”). The Company was served notice of these lawsuits in early January 2006. On June 21, 2006, the Judicial Panel for Multidistrict Litigation transferred all of the Federal Securities Actions for pre-trial proceedings in the District of New Jersey where they were later consolidated.

On November 1, 2006, Arkansas Teachers’ Retirement System, the lead plaintiff in the Federal Securities Action, filed a consolidated amended class action complaint (the “Amended Complaint”). The Amended Complaint alleges that the Company and several of its current and former officers and directors violated Sections 11, 12 (a)(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Amended Complaint claims violations of these federal securities laws through misstatements or omissions regarding: the maximum occupancy at the Company’s Miami facility; the Miami facility’s purportedly dangerous and unsafe structure; the Company’s clinical practices; purported conflicts of interests involving Independent Review Boards used by the Company; related-party transactions; and some former executives’ qualifications. The parties attended a voluntary mediation on March 8, 2007, but the Company did not reach an agreement with the plaintiffs at that meeting. The Company intends to continue settlement discussions with the plaintiffs, but the

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company cannot assure you that it will be able to resolve the Federal Securities Action in mediation. As the outcome of this action is difficult to predict, significant changes in the Company’s estimated exposures could occur.

Beginning in late December 2005, a total of five stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida and the United States Court for the District of New Jersey against certain of the Company’s current and former officers and directors, as well as PDGI (as a nominal defendant) for alleged violations of state and federal law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, disgorgement under the Sarbanes-Oxley Act of 2002 and violation of Section 14(a) of the Securities Exchange Act of 1934 (the “Federal Derivative Actions”). The Company was served notice of these lawsuits in early January 2006. The Federal Derivative Actions allege that the individual defendants misrepresented and engaged in a conspiracy to misrepresent the Company’s business condition, prospects and financial results, failed to disclose the Company’s allegedly improper and reckless business practices, such as mismanagement of clinical trials and mistreatment of research participants, used the Company’s artificially inflated stock to acquire other companies and complete public offerings and engaged in illegal insider trading. Beginning in late January 2006, two substantially similar derivative actions were filed in Florida Circuit Court (the “Florida Circuit Court Derivative Actions”). On June 21, 2006, the Judicial Panel for Multidistrict Litigation transferred the Federal Derivative Actions pursuant to 28 U.S.C. § 1407 for pre-trial proceedings in the District of New Jersey where they were later consolidated (the “Federal Derivative Action”). A consolidated amended complaint in the Federal Derivative Action was filed on November 13, 2006. On January 11, 2007, Defendants filed a motion to dismiss the amended complaint in the Federal Derivative Action. The Company cannot assure you that the Defendant’s motion to dismiss will be successful.

Following the decision of the Judicial Panel for Multidistrict Litigation and the decision to consolidate all of the Federal Derivative Actions in the District of New Jersey, the Florida Circuit Court entered an order staying the cases pending final resolution of the Federal Derivative Action. The individuals named as defendants in these derivative actions intend to vigorously defend against the lawsuits. As the outcome of these matters is difficult to predict, significant changes in the Company’s estimated exposures could occur.

On March 21, 2006, another law firm made a demand for documents pursuant to Section 220 of the Delaware Code on behalf of an alleged shareholder (the “Demand”). The Demand was purportedly made to investigate potential wrongdoing, mismanagement or breaches of fiduciary duties by the Company’s Board of Directors in connection with clinical trials and financial reporting since January 1, 2003 and take action on behalf of the Company in the event that the board did not discharge its fiduciary duties. Additionally, the demand was purportedly brought to assess the impartiality of the Board of Directors to consider a demand to take action on behalf of the Company. The Demand sought certain meeting minutes of the Board of Directors and documents concerning the Company’s Board of Directors, financial statements, financial data reporting procedures and controls, auditing procedures and controls, recruitment and retention of clinical trial participants, clinical trials in Florida and Montreal, the Bloomberg Magazine articles, any internal investigation relating to the foregoing. Additionally, the Demand requested all documents requested by or provided to the United States Senate Finance Committee or United States Food and Drug Administration, or United States Department of Justice. On May 12, 2006, the Company agreed to provide documents in response to the demand subject to an agreement narrowing the scope of the requests, ensuring the confidentiality of the documents, and limiting use of the documents to the purposes articulated in the Demand. No such agreements have been finalized. Legal fees incurred in connection with the Demand could have a material adverse effect on future profitability. The Demand may also result in additional derivative litigation.

On May 17, 2006, the USB failed to issue an extension for reviewing the plans submitted by the Company related to its planned structural improvements to the Miami facility. On June 19, 2006, the Company filed both a petition to reverse the USB’s demolition order and an emergency motion to stay the order during the pendency of the appellate proceedings. Under the USB’s order, the Company had 60 days from May 17, 2006 in which it needed to both demolish and clean up the debris of its Miami facility. On June 28, 2006, the Company learned that the Circuit

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Court for the 11th Judicial Circuit for Miami-Dade County Florida, Appellate Division granted the Company’s motion to stay the demolition order for its Miami facility pending the outcome of the appellate proceedings. In June 2006, the Company filed a motion and brief with the Circuit Court and a response brief was subsequently filed by Miami-Dade County. Before the appeal could be resolved, the Company entered into a settlement with the USB, pursuant to which the Company agreed to use its reasonable best efforts to demolish the facility within ninety days of receiving a permit from the USB to do so. The appeal was dismissed on September 11, 2006. As of the date of this report, the building has been demolished, and the Company is currently cleaning up the site within the agreed upon timeframe.

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

As of December 31, 2005, the Company entered into severance agreements with its then chief executive officer and president who each resigned as of that date. The Company paid these two executive officers approximately $3.8 million, one-half of which was received by them in early 2006 and the balance was placed into the trust account of counsel to the Company to be disbursed on June 30, 2006 unless the Company makes a claim against the proceeds held in the trust account. These amounts were paid in full on June 30, 2006. The former executives also agreed to a two-year non-compete and to maintain confidentiality for such period. As a result of entering into the severance agreements in lieu of terminating these executives without cause, the 31,826 restricted stock units held by them and unvested options expired.

Employee Stock Purchase Plan and PharmaNet 401(k) Plan

The Company offers a 401(k) plan to its employees with annual matching contributions. The employer matching contribution level is determined by the Company’s Board of Directors, and these contributions vest ratably over a three-year period. Company matching contributions for all employees for each of the three years ended December 31, 2006, 2005, and 2004 were $2.0 million, $1.8 million and $0.4 million, respectively. PharmaNet has also provided defined contribution plans for employees of certain foreign subsidiaries with aggregate contributions of approximately $2.4 million in 2006, $1.8 million in 2005 and $0.3 million in 2004.

PharmaNet which was acquired December 22, 2004, has offered a 401(k) plan to its U.S. employees. The Company’s intent is to merge the plans. Effective December 31, 2005, the PharmaNet 401(k) plan was amended to provide that it will accept no further plan contributions. After such date, PharmaNet employees are eligible to participate in the Company’s 401(k) plan. During 2005, the Company discovered that the PharmaNet 401(k) plan may have sustained certain operational defects. PharmaNet has applied with the Internal Revenue Service to correct these 401(k) plan defects and expects to similarly apply to the Department of Labor. This process may result in a substantial liability by PharmaNet to its plan participants as well as related costs. The response time from the IRS is difficult to predict at this time. As of December 31, 2006, the Company has accrued $0.5 million related to this matter. However, this amount represents an estimate, and as the outcome of this matter is difficult to predict, significant changes in the estimated exposure could occur.

NOTE J — INCOME TAXES

The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes (FASB 109).” Deferred income tax assets and liabilities are determined based upon differences between financial

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting and tax basis assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when differences are expected to reverse.

The components of the income tax provision (benefit) are as follows:

	2006	2005	2004

Current:
Federal	$210,283	$(3,690,158)	$(997,770)
Foreign	6,168,257	7,042,116	876,479
State	151,663	1,565,897	(329,827)
Deferred	(10,087,755)	(4,764,249)	819,614

	$(3,557,552)	$153,606	$368,496

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

Deferred Tax Asset (Liability) — Current

	2006	2005

Accounts receivable	$647,742	$303,505
Accrued expenses	3,710,715	1,199,798
Prepaid expenses	(460,019)	(746,433)
Net temporary differences due to conversion to accrual basis from cash basis	296,697	(84,720)
Capital loss carryforwards	684	658
Other	9,158	(10,193)

Net current asset	$4,204,977	$662,615

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Asset (Liability) — Long Term

	2006	2005

Research and development tax credits carryforwards	$23,771,706	$17,294,841
Net operating loss carryforwards	17,893,895	2,580,124
Deferred compensation	1,238,355	(8,593)
Deferred rent	966,541	682,664
Deferred revenue	123,395	—
FAS 123R compensation	216,388	—
New Jersey alternative minimum assessment tax credits	792,295	792,295
Advance payments	148,955	(312,607)
Depreciation and amortization	(4,514,532)	(6,579,140)
Deferred tax liability, research and development credits	(4,438,101)	(5,269,958)
Foreign currency translation adjustment	—	(2,700,684)
Acquired intangible assets	(14,475,931)	(12,477,363)
Lease obligations	1,697,788	—
Valuation allowance (domestic)	(15,309,356)	—
Valuation allowance (foreign)	(11,617,400)	(5,160,877)
Foreign deferreds	1,303,906	—

Net non-current (liability)	$(2,202,096)	$(11,159,298)

	2006	2005	2004

Income taxes at U.S. statutory rate	$1,115,000	$6,254,000	$4,094,000
State income taxes, net of federal benefit	(94,000)	982,000	611,000
Permanent differences and other	42,000	(415,000)	80,000
Tax on foreign income which differs from U.S. statutory rate	(4,762,000)	(1,848,000)	—
Cumulative effect of statutory rate change	(1,137,000)	—	—
Research and development tax credits	(1,023,000)	(5,283,000)	(4,408,000)
Valuation allowance (domestic)	2,334,000	—	—
Valuation allowance (foreign)	(33,000)	463,000	(9,000)

	$(3,558,000)	$153,000	$368,000

The tax benefits resulting from disqualifying dispositions of shares of common stock acquired pursuant to incentive stock options and the exercise of non-qualified stock options have been recorded as additions to paid-in capital in the amounts of $0, $4,612,417 and $1,120,232, in 2006, 2005, and 2004, respectively.

At December 31, 2006, the Company had tax credit carryforwards from the government of Canada for incurring research and development expenses of $23,771,706. The tax credits expire as follows: 2013 — $3,185,164; 2014 — $6,733,036; 2015 — $7,100,086; and 2026 — $6,753,420. The Company has established a valuation allowance against a portion of the tax credit carryforwards as the Company believes that it is not more likely than not that the benefits will be realized prior to expiration.

At December 31, 2006, the Company had approximately $41.9 million of federal net operating losses. The Company has recorded a full valuation allowance on these losses net of available carryback claims because it believes the full realization of these is not more likely to be realized. The Company also has approximately

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$38.0 million of state net operating losses that will begin to expire in 2011. The Company has established a valuation allowance against the net operating loss carryforwards, as the Company believes that it is not likely that the benefits will be realized prior to expiration. In addition, the Company had approximately $2.5 million of foreign net operating losses that have begun to expire in 2006. The Company has determined that a significant portion of these net operating losses will not be realized prior to expiration, and therefore has recorded a valuation allowance of $495,448 against these related deferred tax assets.

The Company has elected under APB 23 to permanently reinvest earnings and profits related to its foreign subsidiaries, accordingly, no provision has been recorded for U.S. income taxes that might result from repatriation of these earnings. The undistributed earnings of its foreign subsidiaries is approximately $75.8 million.

In addition, the Company’s wholly-owned subsidiary, PharmaNet Clinical Services Pvt Ltd, received two tax holidays in Bangalore and Mumbai India, both ending March 2009. The tax holiday applies to income generated related to its computer services and embedded information technology services. The aggregate amount from the holiday is $71,000 and the effects to EPS are immaterial.

The Company is subject to ongoing tax audits by the Internal Revenue Service for tax years ending December 31, 2004 and 2005. While the Company believe that its tax reserves reflect the probable outcome of identified tax contingencies, it is reasonably possible that the ultimate resolution of any tax matter may be more or less than the amount accrued. It is, however, the Company’s belief that the results of these audits will not have a material effect on its financial position.

The United States and foreign components of earnings (loss) before income taxes are as follows for the years ended December 31:

	2006	2005	2004

United States	$(24,268,676)	$(10,514,790)	$(1,381,910)
Foreign	27,453,854	28,383,977	13,077,916

	$3,185,178	$17,869,187	$11,696,006

NOTE K — EQUITY

Secondary Public Offering

On March 15, 2005, the Company and certain executive officers of the Company sold 3,500,000 shares of PDGI common stock at $38.00 per share. The Company sold 3,078,000 shares, and the executive officers sold 422,000 shares. In addition, the Company granted the underwriters an option to purchase up to an additional 525,000 shares of common stock to cover over-allotments, which was not exercised. The net proceeds to the Company from the offering after expenses were approximately $108.2 million, of which the Company used $70.0 million to repay a portion of its outstanding term loan under its Credit Facility on March 17, 2005 and an additional $38.0 million of offering proceeds to repay a further portion of the outstanding balance under the Credit Facility in conjunction with the amendment of that Credit Facility in June 2005.

Shareholders’ Rights Plan

In December 2005, the Board of Directors established a Shareholder Rights Plan which has a tendency to deter hostile takeovers. The Board of Directors authorized the distribution to the Company’s stockholders of one right for each share of the Company’s common stock outstanding. Generally, each right entitles the holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $130 per unit. In the event that a person or group of affiliated or associated persons acquires 15% or more of the Company’s common stock, or there is a tender offer that would result in such 15% acquisition, each holder of a right is entitled upon exercise to receive common stock having a value of two times the exercise price of

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the right. However, the persons acquiring the shares or effecting the tender offer shall have no such rights and would therefore be diluted. Further, in the event of a merger or sale of a majority of the assets of the Company, similar rights are triggered with regard to shares of the acquiring company.

Share-Based Compensation

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

In June 2004, the Company amended the Plan to broaden the types of awards which could be granted under the Plan to include grants of restricted common stock, restricted stock units and stock appreciation rights in addition to non-qualified and incentive stock options. In June 2004, the Company’s stockholders approved and ratified an increase of 300,000 shares of common stock under the Plan. In June 2005, the Company’s stockholders approved and ratified another amendment to the Plan increasing the number of stock rights under the Plan by 300,000 shares. As of December 31, 2006, there were 696,747 stock rights available for issuance under the Plan and 218,940 shares available for issuance under the Company’s Employee Stock Purchase Plan.

In conjunction with the acquisition of PharmaNet in December 2004, the Company issued a total of approximately 465,000 options to 15 key PharmaNet executives in connection with their employment agreements. Of these options, 330,000 exercisable at $44.39 were cancelled in March 2006 in conjunction with the grant of a combination of 300,000 restricted shares of common stock and RSUs to 17 executives. The aggregate pre-tax expense associated with the accelerated options that would have been reflected in the Company’s consolidated statement of operations in 2006 and, thereafter, was approximately $4.1 million.

The Company recently began issuing restricted stock as the primary equity component of long-term incentives awarded to its senior management. In 2005, the Company issued 52,115 restricted stock units to five officers; with the Severance Agreements of two officers entered into as of December 31, 2005, 31,826 restricted stock units terminated without vesting. Issuance and delivery of these restricted stock units is deferred to a later date subsequent to termination of employment. These shares are included in the Company’s calculation of diluted earnings per share. Based upon the recommendation of an independent compensation consultant retained by the Compensation Committee of the Board of Directors, grants of restricted stock units were valued at a premium to the market price (resulting in the issuance of fewer shares). In the future, that may change if the Company’s competitors and others begin using a different valuation model. These shares were valued at $32.18 per share for financial statement purposes and are being amortized ratably as compensation expense in the Company’s financial statements over a three year period.

Generally, grants of restricted stock and options vest over a three year period and expire in 10 years or three months after separation of service, whichever occurs earlier. Beginning in 2004, the Company began shortening the term of its options to five years and, in some cases, shortening the vesting period in anticipation of the effectiveness of FASB Statement No. 123R. In August 2005, the Company accelerated the vesting of 462,059 options granted to 15 key PharmaNet employees. Notwithstanding this, these employees may not sell the underlying common stock prior to the original vesting dates, except to the extent necessary to pay the exercise price. The Company believed that because the options which were accelerated had exercise prices in excess of the current market value of its common stock, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention and the acceleration may have a positive effect on employee morale. The acceleration was also to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of operation upon adoption of Statement 123R on January 1, 2006. The aggregate pre-tax expense associated with the accelerated options that would have been

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflected in the Company’s consolidated statement of operations in future fiscal years is approximately $4.1 million. The acceleration of the vesting of these options did not result in a charge based on accounting principles generally accepted in the United States.

In conjunction with the acquisition of PharmaNet, the Company issued a total of approximately 465,000 options to 12 key PharmaNet executives in connection with their employment agreements. Of these options, 330,000 exercisable at $44.39 were cancelled in March 2006 in conjunction with the grant of 300,000 restricted shares of common stock or restricted stock units (at the election of the grantee) to 11 of the executives as well as seven other executives.

In June 2004, the Company’s stockholders approved and ratified an increase of 300,000 shares of common stock under the Plan. In June 2005, the Company’s stockholders approved and ratified another amendment to the Plan increasing the number of Stock Rights under the Plan by 300,000 shares. As of December 31, 2006, there were 696,747 Stock Rights available for issuance.

A summary of the Company’s stock option activity and related information for the year ended December 31, 2006:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Life

Outstanding at beginning of year	2,323,064	$27.07	4.80
Granted	—	—
Exercised	322,324	$11.37
Forfeited	966,316	$33.80

Outstanding at end of year	1,034,424	$25.68	3.81
Exercisable at end of year	1,034,424	$25.68	3.81

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 were $3.6 million, $6.8 million, and $9.5 million, respectively. Intrinsic value is measured using the fair market value price of the Corporation’s common stock less the applicable exercise price.

A summary of the Company’s non-vested stock options activity and related information during the year then ended December 31, 2006:

Weighted Average
	Number of	Grant Date
	Options	Fair Value

Nonvested at beginning of year	51,583	$32.44
Granted	—	—
Vested	51,583	$32.44
Forfeited	—	—
Nonvested at end of year	—	—

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s non-vested restricted share units activity and related information for the year ended December 31, 2006:

		Weighted-
		Average
	Number of	Grant-Date
	RSUs	Fair Value

Nonvested at beginning of year	20,289	$32.18
Granted	485,632	$19.21
Vested	190,508	$19.98
Forfeited	—	—

Nonvested at end of year	315,413	$19.58

The total fair value of restricted share units vested during the years ended December 31, 2006, 2005, and 2004 were $3.6 million, $509,000, and $0, respectively.

Other

In November 2005, PDGI announced that its Board of Directors had approved the repurchase of common stock totaling up to $30.0 million. A total of 606,300 shares were purchased in November and December 2005 at an average price of $20.49. In March 2006, the Company retired these shares.

In August and September 2004, PDGI sold $143.8 million of its 2.25% Convertible Senior Notes due 2024. Simultaneously with the offering in August, PDGI repurchased and retired 820,000 shares of its common stock at $30.43 per share. The August 2004 repurchases occurred in conjunction with the initial issuance of the Convertible Senior Notes.

NOTE L — BUSINESS COMBINATIONS

PharmaNet, Inc.

On December 22, 2004, PDGI closed the Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with PharmaNet, pursuant to which PDGI merged with PharmaNet (the “Merger”) for initial consideration of approximately $245.0 million plus approximately $3.6 million representing PharmaNet’s estimated working capital. Acquisition costs were approximately $8.0 million.

As a result of the Merger, PharmaNet has become a wholly-owned subsidiary of PDGI. Under the terms of the Merger Agreement, approximately 7.5% of the merger consideration was placed in escrow pending receipt of an audited closing date balance sheet. Additionally, the Company established a payable of approximately $5.5 million due to former PharmaNet stockholders as additional consideration pursuant to the Merger Agreement with PharmaNet. The Merger Agreement provided that additional merger consideration was payable if working capital at the closing date, as determined, exceeded an agreed upon amount. The $5.5 million accrual was the net liability after taking into account the $3.6 million payment in December 2004, as discussed above. On July 1, 2005, the Company paid the $5.5 million.

Simultaneously with the closing of the Merger, PDGI closed a syndicated $160.0 million credit facility consisting of a $120.0 million term loan and a $40.0 million revolving line of credit. PDGI borrowed $125.0 million under this prior credit facility and used approximately $134.0 million of its existing cash to fund the balance of the Merger consideration.

In conjunction with the acquisition, PDGI required 14 key members of PharmaNet’s executive committee to purchase a total of approximately 259,000 restricted shares of PDGI’s common stock for approximately $8.9 million at an agreed-upon price of $34.33 per share. As a result $1.6 million was recorded as goodwill. As part of the

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Merger, PDGI issued a total of approximately 465,000 options to 12 key PharmaNet executives in connection with their employment agreements. Of these options, 330,000 exercisable at $44.39 were cancelled in March 2006 in conjunction with the grant of 300,000 restricted shares or restricted stock units of common stock (at the election of the grantee) to 11 of the executives as well as seven other executives. The options are exercisable at a price of $40.39 per share. The fair value of the options of $6,922,214 has been recorded as additional goodwill.

The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. Goodwill of approximately $226.2 million is attributable to the general reputation of the business and the collective experience of the management and employees. With the exception of the amortization of separately identifiable intangible assets, the results of operations of PharmaNet from December 22, 2004 through December 31, 2004 were immaterial and are not included in the accompanying statement of operations.

Goodwill of $226.2 million and intangible assets of $32.7 million are not deductible for tax purposes.

Taylor Technology, Inc.

In July 2004, PDGI acquired Taylor, a company based in Princeton, NJ offering quantitative bioanalytical mass spectrometry services primarily in pre-clinical and Phases I — IV of drug development for the pharmaceutical industry. PDGI paid Taylor shareholders approximately $16.9 million in cash and 133,595 shares of restricted common stock of PDGI. Of the total consideration, $1.0 million in cash and 33,566 shares of common stock of PDGI, valued at approximately $1.0 million, was placed in escrow and subject to final confirmation and verification that Taylor’s opening balance sheet after adjustments, if any at the acquisition closing date reflected a minimum of $3.0 million in net assets. The escrow property was distributed to former Taylor stockholders in 2005. Concurrently, PDGI entered into long-term employment agreements with the senior management of Taylor, including its president and founder Dr. Paul Taylor.

The acquisition was accounted for as a purchase in accordance with SFAS 141 and accordingly, the purchase price was allocated based on the estimated fair market values of the assets and liabilities acquired. Goodwill of approximately $14.9 million is attributable to the general reputation of the business and the collective experience of the management and employees. The results of operations of Taylor from July 25, 2004 through December 31, 2004 are included in the accompanying statement of operations.

Goodwill of $14.9 million is deductible for tax purposes.

Under the terms of the acquisition agreement with the Company, Taylor shareholders were required to deliver $3.0 million in working capital, as defined, to the Company. This amount was subject to a one year measurement period subsequent to the July 2004 closing to record adjustments, if any, to amounts delivered to the Company in July 2004. On August 2, 2005, the Company paid former Taylor shareholders approximately $557,000 for delivering to the Company working capital in excess of the $3.0 million level.

As of December 31, 2005, the accrued purchase consideration included in the accompanying balance sheet of $2 million related to the earnout for the New Drug Services acquisition. This amount was paid during the period ended December 31, 2006.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE M — GEOGRAPHIC INFORMATION

The following table sets forth the composition of the Company’s direct revenue by geographic region for the years ended December 31, 2006, 2005, and 2004 as well as the location of the Company’s property and equipment as of December 31, 2006 and 2005.

	2006	2005	2004

United States	$136,046,995	$123,147,328	$25,643,775
Canada	85,696,724	90,812,194	76,100,669
Europe	78,615,686	54,945,982	3,169,942
Rest of World	6,853,630	6,138,933	—

	307,213,035	275,044,437	104,914,386
Less: intercompany eliminations	4,828,424	5,422,022	3,685,790

Consolidated direct revenue	$302,384,611	$269,622,415	$101,228,596

Property and equipment, net

	2006	2005

United States	$20,050,495	$15,523,293
Canada	23,723,223	23,644,636
Europe	7,414,851	5,932,362
Rest of world	1,046,321	934,827

	$52,234,890	$46,035,118

All U.S. revenue is derived from sales to unaffiliated clients. Geographic area of sales is based primarily on the location from where the client is located.

NOTE N — SEGMENT REPORTING

The Company has two reportable segments: early stage clinical development and late stage clinical development. In early stage clinical development services, the Company specializes primarily in the areas of Phase I clinical trials, bioanalytical laboratory services and clinical laboratory services. Late stage development services include services of PharmaNet, which provides Phase II through Phase IV clinical trial services, including clinical operations, data management and biostatistics, regulatory, medical and scientific affairs, and consulting.

The accounting policies of the reportable segments are the same as those described in “Note A. Summary of Significant Accounting Policies”.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Early Stage	Late Stage	Other Reconciling
	Development	Development	Items(1)	Total

Direct revenue
2006	$106,975,586	$195,409,025	—	$302,384,611
2005	$112,093,006	$157,529,409	—	$269,622,415
2004	$87,353,687	$13,874,909	—	$101,228,596
Depreciation and amortization(2)
2006	$6,831,837	$7,583,572	—	$14,415,409
2005	$6,562,159	$7,914,294	—	$14,476,453
2004	$4,891,500	$293,369	—	$5,184,869
Goodwill impairment
2006	$7,873,000	—	—	$7,873,000
2005	—	—	—	—
2004	—	—	—	—
Operating income
2006	$4,860,397	$29,189,705	$(21,044,184)	$13,005,918
2005	$24,876,063	$17,242,117	$(12,274,025)	$29,844,155
2004	$20,516,610	$1,424,213	$(6,910,836)	$15,029,987
Interest revenue
2006	$316,269	$1,283,245	$36,257	$1,635,771
2005	$381,364	$237,496	$271,786	$890,646
2004	$254,981	—	$1,090,891	$1,345,872
Interest expense
2006	$356,590	$132,139	$7,625,852	$8,114,581
2005	$364,797	$15,621	$11,636,088	$12,016,506
2004	$366,244	—	$2,324,751	$2,690,995
Total assets(3)
2006	$138,632,692	$400,233,717	$9,957,623	$548,824,032
2005	$128,922,959	$361,628,139	$25,198,920	$515,750,018
2004	$110,706,181	$347,993,634	$28,626,812	$487,326,627
Capital expenditures
2006	$19,819,323	$8,124,042	—	$27,943,365
2005	$11,252,276	$5,049,614	—	$16,301,890
2004	$9,429,090	$322,616	—	$9,751,706

(1)	Represents corporate allocations.

(2)	The early stage segment was housed at the Company’s corporate headquarters in Miami in 2005 and 2004. Depreciation associated with the area used for corporate headquarters is considered immaterial and has been allocated to the early stage segment.

(3)	Excludes assets of discontinued operations.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O — QUARTERLY FINANCIAL DATA (unaudited)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The quarterly results for the years 2006 and 2005 are set forth as follows:

Consolidated Statement of Operations for the Year 2006

	31-Mar	30-Jun	30-Sep	31-Dec	YTD

Net revenue
Direct revenue	$74,423,994	$72,837,375	$76,018,774	$79,104,468	$302,384,611
Reimbursed out-of-pockets	29,076,785	23,806,956	27,235,490	24,451,526	104,570,757

Total net revenue	103,500,779	96,644,331	103,254,264	103,555,994	406,955,368
Costs and expenses
Direct costs	45,328,662	44,785,489	45,769,899	45,672,200	181,556,250
Reimbursable out-of-pocket expenses	29,076,785	23,806,956	27,235,490	24,451,526	104,570,757
Selling, general and administrative expenses	22,858,685	26,744,566	24,337,454	26,008,738	99,949,443
Impairment of goodwill	—	7,873,000	—	—	7,873,000

Total costs and expenses	97,264,132	103,210,011	97,342,843	96,132,464	393,949,450
Earnings (loss) from continuing operations	6,236,647	(6,565,680)	5,911,421	7,423,530	13,005,918
Other income (expense)
Interest income	345,478	551,025	153,557	585,711	1,635,771
Interest expense	(1,776,241)	(2,979,861)	(1,676,517)	(1,681,962)	(8,114,581)
Foreign exchange transaction gain (loss), net	(526,568)	(1,828,243)	(647,315)	(339,804)	(3,341,930)

Total other income (expense)	(1,957,331)	(4,257,079)	(2,170,275)	(1,436,055)	(9,820,740)

Earnings (loss) from continuing operations before income taxes	4,279,316	(10,822,759)	3,741,146	5,987,475	3,185,179
Income tax expense (benefit) (1)	786,215	(7,199,438)	538,771	2,316,900	(3,557,552)

Earnings (loss) from continuing operations before minority interest in joint venture	3,493,101	(3,623,321)	3,202,375	3,670,575	6,742,730
Minority interest in joint venture	188,786	105,177	222,835	173,729	690,527

Net earnings (loss) from continuing operations	3,304,315	(3,728,498)	2,979,540	3,496,846	6,052,203
Loss from discontinued operations, net of tax (2)	(7,438,695)	(15,986,568)	(3,242,289)	(15,409,221)	(42,076,773)

Net loss	$(4,134,380)	$(19,715,066)	$(262,749)	$(11,912,375)	$(36,024,570)

(1)	Includes a valuation allowance of $2,629,968 charged to income tax expense (benefit) during the fourth quarter of 2006.

(2)	Includes a valuation allowance of $12,679,388 charged to discontinued operations during the fourth quarter of 2006.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Operations for the Year 2005

	31-Mar	30-Jun	30-Sep	31-Dec	YTD

Net revenue
Direct revenue	$59,504,647	$61,658,477	$71,890,582	$76,568,709	$269,622,415
Reimbursed out-of-pockets	19,461,808	24,025,879	21,852,492	26,543,635	91,883,814

Total net revenue	78,966,455	85,684,356	93,743,074	103,112,344	361,506,229
Costs and expenses
Direct costs	36,159,912	35,830,735	40,099,096	43,810,787	155,900,530
Reimbursable out-of-pocket expenses	19,462,356	24,025,331	21,852,492	26,543,635	91,883,814
Selling, general and administrative expenses	18,658,191	21,873,347	20,166,287	23,179,905	83,877,730

Total costs and expenses	74,280,459	81,729,413	82,117,875	93,534,327	331,662,074
Earnings from continuing operations	4,685,996	3,954,943	11,625,199	9,578,017	29,844,155
Other income (expense)
Interest income	397,556	156,776	140,309	196,005	890,646
Interest expense	(5,511,083)	(3,052,881)	(1,780,407)	(1,672,135)	(12,016,506)
Foreign exchange transaction gain (loss), net	83,506	694,511	(1,456,276)	(170,849)	(849,108)

Total other income (expense)	(5,030,021)	(2,201,594)	(3,096,374)	(1,646,979)	(11,974,968)

Earnings (loss) from continuing operations before income taxes	(344,025)	1,753,349	8,528,825	7,931,038	17,869,187
Income tax expense (benefit)	10,964	(84,484)	1,204,844	(977,718)	153,606

Earnings (loss) from continuing operations before minority interest in joint venture	(354,989)	1,837,833	7,323,981	8,908,756	17,715,581
Minority interest in joint venture	57,682	116,583	192,590	185,546	552,401

Net earnings (loss) from continuing operations	(412,671)	1,721,250	7,131,391	8,723,210	17,163,180
Earnings (loss) from discontinued operations, net of tax	5,437,575	5,396,924	2,030,825	(25,249,699)	(12,384,375)

Net earnings (loss)	$5,024,904	$7,118,174	$9,162,216	$(16,526,489)	$4,778,805

PHARMANET DEVELOPMENT GROUP, INC.

Schedule II

Valuation and Qualifying Accounts

	Balance at		Charged	Charged to		Balance at
	Beginning		to Costs	Other		End of
Description	of Period	PharmaNet	and Expenses	Accounts	Deductions	Period

Year ended December 31, 2006
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	202,095	—	2,278,512	—	(1,558,592)	922,015
Deferred tax valuation allowance (foreign)	5,160,877	—	—	6,503,034	(46,511)	11,617,400
Deferred tax valuation allowance (domestic) (1)	—	—	15,309,356	—	—	15,309,356

Year ended December 31, 2005
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	391,793	—	569,384	—	(759,082)	202,095
Deferred tax valuation allowance (foreign)	156,569	—	385,390	4,618,918	—	5,160,877

Year ended December 31, 2004
Reserves deducted from assets to which they apply:
Allowance for doubtful accounts	299,372	110,283	417,151	—	(435,013)	391,793
Deferred tax valuation allowance (foreign)	—	156,569	—	—	—	156,569

(1)	Includes a valuation allowance of $2,629,968 charged to continuing operations, and a valuation allowance of $12,679,388 charged to discontinued operations.