Form 10-Q
period 2007-03-31
PharmaNet Development Group Inc
filed 2007-05-10
CIK 1089542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2007

Commission File No. 1-16119

———————

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

Yes ☐  No: ☑

The registrant has 18,662,141 shares of common stock outstanding as of May 3, 2007.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

1

Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006

1

Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2007 and 2006

2

Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2007 and 2006

3

Notes to Consolidated Financial Statements (Unaudited)

5

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

19

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

27

Item 4.     Controls and Procedures

28

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

30

Item 1A.  Risk Factors

31

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

42

Item 3.     Defaults Upon Senior Securities

42

Item 4.     Submission of Matters to a Vote of Security holders

42

Item 5.     Other Information

43

SIGNATURES

44

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31, 2007	December 31, 2006

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$36,343,890	$45,331,484
Investment in marketable securities	11,049,613	8,422,699
Accounts receivable, net	128,677,339	109,187,958
Income tax receivable	234,921	775,552
Deferred income taxes	4,206,004	4,204,977
Prepaid expenses and other current assets	9,592,960	9,050,043
Construction in progress and land expected to be sold in sale-leaseback transaction	21,251,103	15,851,034
Assets from discontinued operations	5,381,927	7,176,506
Total current assets	216,737,757	200,000,253
Property and equipment, net	55,232,340	52,234,890
Goodwill, net	266,989,107	266,972,827
Other intangibles, net	28,508,168	29,196,942
Other assets, net	8,566,690	8,371,178
Total assets	$576,034,062	$556,776,090
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,105,035	$10,312,359
Accrued liabilities	28,731,474	31,756,070
Client advances, current portion	74,747,555	67,857,356
Capital lease obligations and notes payable, current portion	2,746,186	3,036,407
Liabilities associated with assets held for sale	21,251,103	15,851,034
Liabilities from discontinued operations	2,250,638	4,195,262
Total current liabilities	137,831,991	133,008,488
Client advances	2,881,672	2,785,888
Deferred income taxes	2,335,249	2,202,096
Line of credit	13,800,000	9,400,000
Capital lease obligations and notes payable	2,450,039	2,815,862
2.25% Convertible senior notes payable, due 2024	143,750,000	143,750,000
Other long term liabilities	6,231,231	3,174,543
Minority interest in joint venture	1,710,538	1,560,106
Commitments and contingencies
Stockholders' equity
Preferred stock. $0.10 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized, 18,663,421 shares and 18,546,203 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively

	18,664	18,546
Additional paid-in capital	239,276,626	236,540,036
Retained earnings	16,332,594	12,636,265
Accumulated other comprehensive earnings	9,415,458	8,884,260
Total stockholders' equity	$265,043,342	$258,079,107
Total liabilities and stockholders' equity	$576,034,062	$556,776,090

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months Ended March 31,
	2007	2006

Net revenue
Direct revenue	$84,781,481	$74,423,994
Reimbursed out-of-pockets	22,961,582	29,076,785
Total net revenue	107,743,063	103,500,779
Costs and expenses
Direct costs	50,477,967	45,328,662
Reimbursable out-of-pocket expenses	22,961,582	29,076,785
Selling, general and administrative expenses	25,690,442	22,858,685
Total costs and expenses	99,129,991	97,264,132
Earnings from continuing operations	8,613,072	6,236,647
Other income (expense)
Interest income	541,838	345,478
Interest expense	(1,643,291)	(1,776,241)
Foreign exchange transaction gains (losses), net	392,505	(526,568)
Total other income (expense)	(708,948)	(1,957,331)
Earnings from continuing operations before income taxes
	7,904,124	4,279,316
Income tax expense	1,783,152	786,215
Earnings from continuing operations before minority interest in joint venture
	6,120,972	3,493,101
Minority interest in joint venture	129,169	188,786
Net earnings from continuing operations	5,991,803	3,304,315
Earnings (loss) from discontinued operations, net of tax	640,349	(7,438,695)
Net earnings (loss)	$6,632,152	$(4,134,380)

Basic earnings (loss) per share:
Continuing operations	$0.32	$0.18
Discontinued operations	$0.04	$(0.41)
Net earnings (loss)	$0.36	$(0.23)
Diluted earnings (loss) per share:
Continuing operations	$0.32	$0.18
Discontinued operations	$0.03	$(0.41)
Net earnings (loss)	$0.35	$(0.23)
Shares used in computing earnings (loss) per share:
Basic	18,630,234	17,947,477
Diluted	18,857,543	18,316,002

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net earnings (loss)	$6,632,152	$(4,134,380)
(Earnings) loss from discontinued operations	(640,349)	7,438,695
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,551,224	3,677,119
Amortization of deferred debt issuance costs	394,618	435,843
(Gain) loss on disposal of property and equipment	(961)	31,826
Minority interest	129,169	188,786
Share-based compensation expense	1,134,013	788,960
Changes in assets and liabilities:
Accounts receivable	(19,489,381)	(3,311,313)
Income tax receivable	540,631	(709,566)
Prepaid expenses and other current assets	(542,917)	3,416,211
Other assets	(590,130)	24,613
Accounts payable	(2,207,324)	917,533
Accrued liabilities	(3,024,596)	(743,469)
Client advances	6,985,983	3,825,026
Deferred income taxes	132,126	(779,386)
Other long term liabilities	120,865	—
Total adjustments	(12,866,680)	7,762,183
Net cash (used in) provided by operating activities - continuing operations	(6,874,877)	11,066,498
Net cash (used in) provided by operating activities - discontinued operations	(691,857)	6,325,405
Net cash (used in) provided by operating activities	(7,566,734)	17,391,903
Cash flows from investing activities:
Purchase of property and equipment	(5,420,309)	(3,801,902)
Purchase of property and equipment related to assets held for sale	(5,400,069)	—
Proceeds from the disposal of property and equipment	2,860	5,000
Net (purchases) sales of long term investments in marketable securities	(2,626,914)	4,066,872
Net cash (used in) provided by investing activities - continuing operations	(13,444,432)	269,970
Net cash provided by (used in) investing activities - discontinued operations	1,182,161	(471,365)
Net cash used in investing activities	(12,262,271)	(201,395)
Cash flows from financing activities:
Borrowings on lines of credit	5,000,000	—
Payments on lines of credit	(600,000)	—
Change in capital lease obligations and notes payable	(709,253)	(797,851)
Proceeds from sale/leaseback arrangement	5,400,069	—
Proceeds from stock issued under employee stock purchase and option plans	1,602,693	2,726,969
Net cash provided by financing activities	10,693,509	1,929,118
Net effect of exchange rate changes on cash	147,902	57,239
Net increase (decrease) in cash and cash equivalents	(8,987,594)	19,176,865
Cash and cash equivalents at beginning of period	45,331,484	30,668,417
Cash and cash equivalents at end of period	$36,343,890	$49,845,282

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Three Months Ended March 31,
	2007	2006

Supplemental disclosures:
Interest paid	$2,057,267	$2,582,130
Income taxes paid	$642,428	$1,817,719
Income taxes recovered	$88,490	$3,384,418
Supplemental disclosures of non-cash investing and finance activities:
Capital lease obligations incurred	$—	$410,974

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A. ORGANIZATION AND BASIS OF PRESENTATION

Principles of Consolidation

The consolidated financial statements include the accounts of PharmaNet Development Group, Inc., its wholly-owned subsidiaries and a 49% owned Spanish joint venture. All financial information presented in this report relating to foreign subsidiaries has been converted to United States dollars. All significant intercompany balances and transactions have been eliminated in consolidation.

All references in this report to “we,” “us,” “our,” “PharmaNet Development Group, Inc.,” “PDGI,” or the “Company” refer to PharmaNet Development Group, Inc. and its subsidiaries as a single entity, unless the context otherwise requires. References to “PharmaNet” relate only to PharmaNet, Inc., our late stage subsidiary.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the remaining quarters or for the year ending December 31, 2007.

As a result of the Company’s decision in May 2006 to discontinue operations in Florida, all financial results in this report reflect the Company’s continuing operations only, unless otherwise stated. Certain prior period amounts have been revised as a result of the discontinued operations (see “Note C. Discontinued Operations.”) Certain reclassifications have been made to the 2006 financial statement balances to conform to the 2007 presentation.

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006; and should be read in conjunction with the consolidated financial statements and notes thereto which appear in that report.

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results will inevitably differ from those estimates, and such differences may be material to the Company’s financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and the Company’s actual results are subject to the risk factors referred to and incorporated by reference as listed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.”

Earnings Per Share

The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” which requires dual presentation of net earnings per share, basic and diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Included in diluted shares are common stock equivalents relating to stock options and restricted stock units (“RSU” or “RSUs”) with a dilutive effect of 227,309 and 368,525 shares of common stock for the three-month periods ended March 31, 2007 and 2006, respectively.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Common stock equivalents representing stock options and RSUs of 618,929 and 856,880 shares of the Company’s common stock outstanding as of March 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

Share Based Compensation

The Company records its share based compensation under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments (“SFAS 123R”). The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

Share-based compensation expense is generally recognized over the stated vesting period with the terms of the arrangement. As of March 31, 2007, there was no unrecognized compensation cost related to unvested stock options. For the three-month period ended March 31, 2006 there was approximately $0.3 million of share based compensation expense for unvested stock options. For both three-month periods ended March 31, 2007 and 2006, share-based compensation expense of the Company’s employee stock purchase plan was approximately $0.2 million.

For the three-month period ended March 31, 2007 and 2006, compensation expense related to RSUs was approximately $1.0 million and $0.3 million, respectively. As of March 31, 2007, there was approximately $5.3 million of unrecognized compensation cost related to unvested restricted stock and RSUs, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

The Company has used the following assumptions in determining the grant-date fair value for its option awards. The expected term of the option is based upon the contractual term; taking into account expected employee exercise and expected post-vesting employment termination behavior. The expected volatility of the price of the underlying stock is based upon the historical volatility of the Company’s stock computed over a period of time equal to the expected term of the option. The risk free interest rate is based upon the implied yields currently available from the U.S. Treasury zero-coupon yield curve for issues with a remaining duration equal to the expected term of the option. The fair value of the options granted for the three months ended March 31, 2006 was estimated by using the Black-Scholes pricing model with the following assumptions: (i) expected life of the options of three years, (ii) expected volatility in the market price of the Company’s common stock of 60%, (iii) no expected dividends, and (iv) a risk free interest rate of 3%. There were no stock options granted during the three-month period ended March 31, 2007.

Generally, options granted by the Company vest over a three year period. Historically, these options expired in 10 years or three months after separation of service, whichever occurs earlier. No stock options have been granted by the Company since December 2005.

In June 1999, the Company established a stock option plan which is called the 1999 Stock Plan (the “Plan”). In June 2004, PDGI amended the Plan to broaden the types of awards which could be granted under the Plan to include grants of restricted common stock, RSUs and stock appreciation rights in addition to non-qualified and incentive stock options (collectively, the “Awards”) to employees, directors and consultants of the Company. The issuance and form of the Awards are at the discretion of the Company’s Board of Directors, except that the exercise price of options or stock appreciation rights may not be less than the fair market value at the time of grant.

As of March 31, 2007, there were 717,790 stock rights available for issuance under the Plan and 141,013 shares available for issuance under the Company’s Employee Stock Purchase Plan.

On June 21, 2004, PDGI’s stockholders approved the 2004 Employee Stock Purchase Plan (the “ESPP”) permitting eligible participants (excluding executive officers) to purchase up to 150,000 shares of the Company’s common stock. The ESPP permits employees who are employed for at least 20 hours per week and who have been so employed for at least three months continuously by PDGI, or one of its designated subsidiaries, the option of purchasing common stock from PDGI at a 15% discount from the lower of the fair market value of such shares at the beginning of an offering period or the fair market value of such shares at the end of the offering period. Each offering period (except the initial period) is six months. Each eligible employee is granted an option to purchase such shares at the beginning of each offering period. In May 2005, PDGI’s stockholders approved an amendment to

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the ESPP which increased the total number of shares of the Company’s common stock available under the ESPP to 250,000 shares. In August 2006, PDGI’s stockholders approved an amendment to the ESPP which increased the total number of shares of the Company’s common stock available under the ESPP to 450,000 shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. As of March 31, 2007 and 2006, there were 308,897 shares and 138,909 shares, respectively, issued under the ESPP.

The following tables provide a summary of the Company’s stock option and RSU activity and related information as of and for the three-month period ended March 31, 2007:

Options	Number of Options	Weighted-Average Exercise Price
Outstanding as of 12/31/06	1,034,424	$25.68
Granted	––	––
Exercised	37,550	$15.21
Forfeited	––	––
Outstanding as of 03/31/07	996,874	$26.07
Exercisable as of 03/31/07	996,874	$26.07

The total intrinsic value of options exercised during the three month periods ended March 31, 2007 and 2006 were $0.3 million and $1.3 million, respectively. Intrinsic value is measured using the fair market value price of the Company’s common stock less the applicable exercise price.

Nonvested Shares	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of 12/31/06	315,413	$19.58
Granted	––	––
Vested	––	––
Forfeited	21,043	$22.99
Outstanding as of 03/31/07	294,370	$28.98

Income Taxes

For the three months ended March 31, 2007, the Company recorded income tax expense from continuing operations of approximately $1.8 million. The Company applies Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting known as temporary differences. We record the tax effect of these temporary differences as deferred tax assets or liabilities.

The Company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. These estimates include future taxable profits and losses in each jurisdiction. Based on these estimates, the company evaluates, on a quarterly basis whether it is more likely than not that deferred tax assets are realizable. If not, a valuation allowance is established. The Company has elected to deem its earnings and profits related to its foreign subsidiaries to be permanently reinvested, accordingly, no provision has been recorded for U.S. income taxes that might result from repatriation of these earnings.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The interpretation is

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

effective for fiscal years beginning after December 15, 2006. On January 1, 2007, the Company adopted FIN 48; the impact of which is described in “Note I. Income Taxes.”

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of SFAS 159 and, if adopted, does not expect that it will have a material impact on the Company’s financial position or results of operations.

NOTE C. DISCONTINUED OPERATIONS

On May 17, 2006, the Miami-Dade Unsafe Structures Board (“USB”) announced a decision which required the Company to demolish the Company’s clinical and administrative office building located on Biscayne Boulevard in Miami, Florida (See “Note I. Commitments and Contingencies” in Form 10-K for the year ended December 31, 2006). As a result of that decision, upon the recommendation of the Company’s management, the Board of Directors of the Company authorized the closure of the Company’s operations in Florida consisting of the Miami and Ft. Myers locations. Shortly thereafter, the Company began an orderly completion of its ongoing contracts, a transfer of those contracts which had not been started by third parties, development of a plan for vacating the Miami facilities, the implementation of a termination program for employees located at those subsidiaries and other administrative tasks.

As more fully discussed below, in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” and Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded a goodwill impairment charge, asset write-downs of the Miami buildings and equipment, separation liabilities, the cost to demolish the Miami buildings and costs associated with the remediation of environmental issues and cessation of the use of equipment under operating leases. The assets, including those assets held for sale, liabilities, and the results of operations and cash flows of the subsidiaries based in Miami and Ft. Myers are separately reported for all periods presented as discontinued operations.

Impairment of Goodwill

During the three-months ended March 31, 2006, the Company recorded an impairment charge of $3.5 million to write-off the remaining goodwill associated with Miami operations as a result of a material decline in the Miami subsidiary’s revenue, profitability and cash flow. In addition, the Company also recorded a goodwill impairment charge of approximately $0.6 million in the first quarter of 2006 to write-down all of the goodwill related to the Ft. Myers operation. These impairment charges for Miami and Ft. Myers totaling $4.1 million are included in the loss from discontinued operations for the period ended March 31, 2006. As of March 31, 2007 and December 31, 2006, all goodwill relating to discontinued operations had been written off.

Impairment of Long-lived Assets

As a result of the further material reduction in the Miami forecast in the first quarter of 2006, the Company wrote-down the carrying value of its Miami buildings by approximately $3.0 million to their then estimated fair value. However, in connection with the Company’s decision to discontinue its Florida operations and the requirement by the USB to demolish the Company’s buildings located on Biscayne Boulevard, the Company recorded an additional impairment charge in June 2006 of approximately $11.0 million to write-down the Miami buildings to zero.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Additionally, in the second quarter of 2006 the Company recorded a non-cash charge of approximately $4.9 million related to the write-down of fixed assets which were located at its Florida facilities in Miami and Ft. Myers that would no longer be utilized.

In September 2006, the Company disposed of substantially all remaining fixed assets associated with discontinued operations. As a result of the disposal, the Company recorded an additional write-down of $0.4 million. The remaining property balance at March 31, 2007 was approximately $3.0 million, comprised of Miami land, which is included in assets of discontinued operations. The Company has obtained appraisals and recent offers significantly in excess of the cost basis of the Miami land. In March 2007, the Company sold the former Clinical Pharmacology Associates (“CPA”) building for $1.3 million resulting in a gain of $0.9 million which is included in its earnings from discontinued operations.

Asset Retirement Obligations and Accrued Liabilities

As of March 31, 2007, the Company has accrued liabilites of approximately $1.9 million (see chart below). The separation obligations noted below include severance payments and estimated healthcare benefits for employees. With the exception of payments due to a former officer, all severance payments associated with discontinued operations have been paid as of December 31, 2006.

The table below is a reconciliation of beginning and ending liability balances in connection with asset retirement obligations and accrued liabilities recorded during the three months ended March 31, 2007 in discontinued operations.

	Balance at	Accrued		Balance at
	December 31,	Charges	Cash	March 31,
	2006	(Reversals)	Payments	2007

Severance and healthcare costs	$1,420,691	$(99,919)	$669,200	$651,572
Demolition, asbestos and related costs	700,000	(61,178)	638,822	––
Contract termination costs	1,170,134	––	113,544	1,056,590
Real Estate property taxes	––	150,020	––	150,020
Other	––	27,614	––	27,614
	$3,290,825	$16,537	$1,421,566	$1,885,796

The above accrued liabilities are included in the accompanying condensed financial information under the captions “Liabilities from discontinued operations.” It is possible that actual costs associated with asset retirement obligations, environmental remediation and other separation obligations (such as self insured healthcare benefits to terminated employees) will differ from estimated accrued amounts. Any changes to these amounts will be recorded as additional facts and circumstances require during the period in which they become known. The “Liabilities from discontinued operations” included in the accompanying condensed financial information also include approximately $0.1 million in accounts payable and $0.3 million in advance payment not reflected in the table above.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Financial Information

The assets and liabilities of the Miami and Ft. Myers locations included in discontinued operations are presented in the accompanying consolidated balance sheets under the captions “Assets from discontinued operations” and “Liabilities from discontinued operations.” The carrying amounts of the major classes of these assets and liabilities are as follows:

	As of March 31, 2007	As of December 31, 2006
Assets:
Accounts receivable, net	$2,017,977	$3,572,556
Income tax receivable	317,331	317,331
Property and equipment, primarily land and building held for sale	3,046,619	3,286,619
Assets from discontinued operations	$5,381,927	$7,176,506
Liabilities:
Accounts payable	$108,042	$462,421
Accrued liabilities	1,885,796	3,307,994
Client Advances	256,800	424,847
Liabilities from discontinued operations	$2,250,638	$4,195,262

At March 31, 2007 and December 31, 2006, accounts receivable are $2.0 million and $3.6 million, respectively, net of an allowance for doubtful accounts of $0.6 million and $1.0 million, respectively.

The results of operations of the Miami and Ft. Myers locations are included in the consolidated statements of operations as “Earnings (loss) from discontinued operations, net of tax.” The amounts for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Net revenue:
Direct revenue	$32,307	$5,695,130
Reimbursed out-of-pocket expenses	––	934,917
Total net revenue	32,307	6,630,047
Costs and expenses:
Impairment of long-lived assets	––	3,047,859
Goodwill impairment	––	4,051,082
Salary, severance and healthcare costs	(98,335)	402,174
Demolition costs	(61,178)	––
Other costs and expenses	493,632	8,788,979
Total costs and expenses	334,119	16,290,094
Gain (loss) on disposal of long-lived assets	942,161	––
Earnings (loss) before income taxes	640,349	(9,660,047)
Income tax (benefit) expense	––	(2,221,352)
Earnings (loss) from discontinued operations	$640,349	$(7,438,695)
Earnings (loss) per share:
Basic	$0.04	$(0.41)
Diluted	$0.03	$(0.41)
Shares used in computing earnings (loss) per share:
Basic	18,630,234	17,947,477
Diluted	18,857,543	18,316,002

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 31, 2007, the Company did not record any bad debt expense relating to the remaining accounts receivable from discontinued operations. The Company continues to pursue collections of remaining accounts receivable and will continue to evaluate the adequacy of its allowance for doubtful accounts. As of March 31, 2007, the allowance for doubtful accounts was $0.6 million net of write-offs in the three months ended March 31, 2007 of $0.4 million.

NOTE D. GOODWILL AND INTANGIBLE ASSETS

In connection with adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”), the company reassessed the useful lives and classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company’s intangible assets are approximately as follows:

	March 31, 2007			December 31, 2006
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets subject to amortization:
Internally-developed software	5.0	$454,000	$(244,086)	$454,000	$(221,386)
Contracts and customer relationships	6.5	12,077,000	(4,323,525)	12,077,000	(3,892,751)
Methodologies	4.1	2,568,000	(2,176,376)	2,568,000	(2,134,026)
Technology	5.0	3,859,000	(1,755,845)	3,859,000	(1,562,895)
Employment and non-compete agreements	3.4	1,192,000	(1,192,000)	1,192,000	(1,192,000)
Subtotal		20,150,000	(9,691,832)	20,150,000	(9,003,058)
Intangible assets not subject to amortization
Trade names	—	18,050,000	––	18,050,000	––
Total		$38,200,000	$(9,691,832)	$38,200,000	$(9,003,058)

Amortization expense for intangible assets for the three-month periods ended March 31, 2007 and 2006, were approximately $0.7 million and $0.8, million respectively. The following table provides information regarding the remaining estimated amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2007	$2,755,095
2008	2,755,095
2009	2,621,788
2010	1,723,095
2011	1,291,869
Thereafter	––
$11,146,942

As of March 31, 2007, all intangible assets except goodwill and tradenames were subject to amortization.

Under SFAS 142, the Company is required to perform an annual impairment test of its goodwill and indefinite-lived intangibles. On an annual basis, management assesses the composition of the Company’s assets and liabilities, as well as the events that have occurred and the circumstances which have changed since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill and indefinite-lived intangibles below their carrying amounts, they will be tested for impairment. The Company will recognize an impairment charge if the carrying value of the asset exceeds the fair value

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

determination. The impairment test the Company has selected historically consisted of a 10 year discounted cash flow analysis including the determination of a terminal value, and requires management to make various assumptions and estimates including revenue growth, future profitability, peer group comparisons, and a discount rate which management believes are reasonable.

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

The Company has completed both annual and interim tests during the years ended December 31, 2006 and 2005, respectively. These tests indicated the fair value of the goodwill and other indefinite-lived intangible assets were equivalent to or greater than the recorded value as of December 31, 2005; no adjustment was made to the carrying value of the goodwill in the Company’s financial statements.

In June 2006, the Company recorded an impairment charge in continuing operations of approximately $7.9 million related to Clinical Pharmacology Services, a division of NDS now known as Specialized Pharmaceutical Services (“SPS”), which provides data management and biostatistical services. While SPS contributed to earnings from operations for the first half of 2006, the outlook for the remainder of the year and future periods was significantly reduced because a large portion of SPS revenues related to projects being conducted at the Miami and Ft. Myers locations which the Company discontinued.

The Company completed its annual test on December 31, 2006 for its Taylor Technology Inc. (“Taylor”), Anapharm, Inc. (“Anapharm”) and PharmaNet subsidiaries. The remaining goodwill of SPS, approximately $4.5 million, was combined with PharmaNet for impairment testing purposes, because SPS has been under the operational control of PharmaNet since July 2006 and became a late stage business effective January 1, 2007. These tests indicated the fair value of the goodwill and other indefinite-lived intangible assets were equivalent to or greater than the recorded value; no adjustment has been made to the carrying value of the goodwill in the Company’s financial statements.

As of March 31, 2007, the Company had total net consolidated goodwill of $267.0 million which includes:

•

$232.6 million in goodwill related to the PharmaNet acquisition;

•

$16.8 million in goodwill  related to acquisitions of Anapharm;

•

$14.3 million in goodwill related to the acquisition of Taylor; and

•

$3.3 million in goodwill related to the acquisition of Keystone Analytical Laboratories Inc., now known as Keystone Analytical Inc. (“KAL”).

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E. DEBT

Convertible Senior Notes Payable

In August and September 2004, the Company issued $143.8 million aggregate principal amount of its 2.25% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”). The Company’s net proceeds after repurchasing 820,000 shares of its common stock and transaction costs were approximately $113.0 million. Interest is payable on the Convertible Senior Notes semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2005. The Convertible Senior Notes are convertible into cash and, if applicable, shares of PDGI’s common stock based upon an initial conversion rate of 24.3424 shares per $1,000 in principal amount of the Convertible Senior Notes not to exceed 3,086,445 shares, subject to adjustment in certain circumstances. This results in an initial conversion price of approximately $41.08 per share. The Convertible Senior Notes are convertible at any time prior to the date of maturity and, upon conversion, holders of the Convertible Senior Notes will be entitled to receive cash up to the principal amount of the Convertible Senior Notes and, if applicable, shares of common stock pursuant to a formula contained in the Convertible Senior Notes. Upon a fundamental change, as defined in the Convertible Senior Notes, holders may require PDGI to repurchase all or a portion of their Convertible Senior Notes for cash at a price equal to 100% of the principal amount of the Convertible Senior Notes, plus accrued and unpaid interest. If a fundamental change occurs prior to August 15, 2009, PDGI is required to pay, in addition to the repurchase price, a make-whole premium in cash and/or common stock. On or after August 15, 2009 PDGI, may at its option, redeem the Convertible Senior Notes in whole or in part for cash at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed plus accrued and unpaid interest. On each of August 15, 2009, 2014 and 2019, holders may require the Company to re-purchase all or a portion of their Convertible Senior Notes at a purchase price in cash equal to 100% of the principal amount of the Convertible Senior Notes to be re-purchased plus accrued and unpaid interest. The Convertible Senior Notes are unsecured senior obligations and are effectively subordinated to all of PDGI’s existing and future secured indebtedness and to all existing and future liabilities of PDGI subsidiaries (including trade payables). The Company capitalized all costs related to the issuance of these Convertible Senior Notes, including approximately $1.1 million in one-time bonuses paid to executives directly related to the securing of the Convertible Senior Notes and credit facility, as amended and restated, (the “Credit Facility”) described below and amortizes the costs on a straight-line basis over the expected term of the Convertible Senior Notes which approximates the effective interest method.

Credit Facility

On October 14, 2006, we entered into a Fourth Amendment (the “Amendment”), to our Credit Facility with a syndicate of banks (the “Bank”). As a result of this Amendment, certain financial covenants and conditions in the Credit Facility were modified to reflect our current operations and business needs. The other material terms of the Amendment (i) require us to provide the Bank with additional financial reporting, (ii) permit us to enter into a sale-leaseback transaction for its Quebec City facility, and (iii) would require a temporary reduction in the amount of borrowing capacity under the Credit Facility to $22.5 million in the event our trailing twelve month EBITDA (as defined in the Credit Facility), or TTM, is materially below, by a certain percentage, the forecasts provided to the Bank. If the total amount of our outstanding loans exceeds $22.5 million at the time of the occurrence of such an event, we have no immediate obligation to repay these loans. If the TTM exceeds this threshold in future periods, the full borrowing capacity of the Credit Facility will be restored to $45.0 million. In conjunction with the Fourth Amendment, the Applicable Margin with respect to LIBOR Loans were increased by 25 basis points to 3.25% and the Applicable Margin with respect to Revolving Loans that are Prime Rate Loans were increased by 25 basis points to 2.25%, subject to change based upon certain leverage ratios.

The principal balance outstanding on the Credit Facility at March 31, 2007 was $13.8 million compared to $9.4 million at December 31, 2006. The outstanding balance on the Credit Facility as of March 31, 2007 is classified as long-term debt since we amended the Credit Facility and are in compliance with the covenants and conditions contained therein. The obligations under the Credit Facility are guaranteed by each of our U.S. subsidiaries, is secured by a mortgage on the property in Miami, Florida, a pledge of all of the assets of our U.S. operations and U.S. subsidiaries, and a pledge of 65% of the stock of certain of our foreign subsidiaries. The facility is due in December 2009. The U.S. assets collateralizing the Credit Facility are valued at approximately $394.3 million, including goodwill and intangible assets.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F. COMMITMENTS AND CONTINGENCIES

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

Beginning in late December 2005, a number of class action lawsuits have been filed in the United States District Court for the Southern District of Florida and the United States District Court for the District of New Jersey alleging that PDGI and certain of its current and former officers and directors violated federal securities laws (the “Federal Securities Actions”). The Company was served notice of these lawsuits in early January 2006. On June 21, 2006, the Judicial Panel for Multidistrict Litigation transferred all of the Federal Securities Actions for pre-trial proceedings to the District of New Jersey where they were later consolidated.

On November 1, 2006, Arkansas Teachers’ Retirement System, the lead plaintiff in the Federal Securities Action, filed a consolidated amended class action complaint (the “Amended Complaint”). The Amended Complaint alleges that the Company and several of its current and former officers and directors violated Sections 11, 12 (a)(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Amended Complaint claims violations of these federal securities laws through misstatements or omissions regarding: the maximum occupancy at the Company’s Miami facility; the Miami facility’s purportedly dangerous and unsafe structure; the Company’s clinical practices; purported conflicts of interests involving Independent Review Boards used by the Company; related-party transactions; and some former executives’ qualifications. The parties attended a voluntary mediation on March 8, 2007, but the Company did not reach an agreement with the plaintiffs at that meeting. The Company intends to continue settlement discussions with the plaintiffs, but the Company cannot assure you that it will be able to resolve the Federal Securities Action in mediation. As the outcome of this action is difficult to predict, significant changes in the Company’s estimated exposures could occur.

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

Following the decision of the Judicial Panel for Multidistrict Litigation and the decision to consolidate all of the Federal Derivative Actions in the District of New Jersey, the Florida Circuit Court entered an order staying the cases pending final resolution of the Federal Derivative Action. The individuals named as defendants in these

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

derivative actions intend to vigorously defend against the lawsuits. As the outcome of these matters are difficult to predict, significant changes in the Company’s estimated exposures could occur.

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

On May 17, 2006, the USB failed to issue an extension for reviewing the plans submitted by the Company related to its planned structural improvements to the Miami facility. On June 19, 2006, the Company filed both a petition to reverse the USB’s demolition order and an emergency motion to stay the order during the pendency of the appellate proceedings. Under the USB’s order, the Company had 60 days from May 17, 2006 in which it needed to both demolish and clean up the debris of its Miami facility. On June 28, 2006, the Company learned that the Circuit Court for the 11th Judicial Circuit for Miami-Dade County Florida, Appellate Division granted the Company’s motion to stay the demolition order for its Miami facility pending the outcome of the appellate proceedings. In June 2006, the Company filed a motion and brief with the Circuit Court and a response brief was subsequently filed by Miami-Dade County. Before the appeal could be resolved, the Company entered into a settlement with the USB, pursuant to which the Company agreed to use its reasonable best efforts to demolish the facility within 90 days of receiving a permit from the USB to do so. The appeal was dismissed on September 11, 2006. As of the date of this report, the building has been demolished, all debris has been removed, the underlying land has been graded, all inspections have been passed, and the Company believes all final permits have been received. The Company believes this matter is closed.

Employee Stock Purchase Plan and PharmaNet 401(k) Plan

On June 21, 2004, PDGI’s stockholders approved the ESPP permitting eligible participants (excluding executive officers) to purchase up to 150,000 shares of the Company’s common stock. The ESPP permits employees who are employed for at least 20 hours per week and who have been so employed for at least three months continuously by PDGI or one of its designated subsidiaries the option of purchasing common stock from PDGI at a 15% discount from the lower of the fair market value of such shares at the beginning of an offering period or the fair market value of such shares at the end of the offering period. Each offering period (except the initial period) is six months. Each eligible employee is granted an option to purchase such shares at the beginning of each offering period. In May 2005, PDGI’s stockholders approved an amendment to the ESPP which increased the total number of shares of the Company’s common stock available under the ESPP to 250,000 shares. Additionally, in August 2006, PDGI’s stockholders approved an amendment to the ESPP which increased the total number of shares of the Company’s common stock available under the ESPP by 200,000 shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. As of March 31, 2007 and December 31, 2006, there were 308,897 shares and 231,060 shares, respectively, issued under the ESPP. The ESPP follows IRS guidelines for eligibility.

PDGI stockholders are being asked to approve an amendment to the Purchase Plan, which will increase the number of shares of our common stock reserved for issuance under such plan from 450,000 shares to 550,000

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

shares. The 100,000 share increase will become effective upon stockholder approval of this proposal at the Company’s Annual Meeting in June 2007.

The Company offers a 401(k) plan to its employees with annual matching contributions. The employer matching contribution level is determined by the Company’s Board of Directors, and these contributions vest ratably over a three-year period. Company matching contributions for all employees for the three-month periods ended March 31, 2007 and 2006 were $0.7 million and $0.5 million, respectively. PharmaNet has also provided defined contribution plans for employees of certain foreign subsidiaries with aggregate contributions of approximately $0.7 million and $0.6 million for the three-month periods ended March 31, 2007 and 2006 respectively.

PharmaNet, which was acquired December 22, 2004, has offered a 401(k) plan to its U.S. employees. Effective December 31, 2005, the PharmaNet 401(k) plan was amended to provide that it will not accept further plan contributions. After such date, PharmaNet employees were eligible to participate in the Company’s 401(k) plan. During 2005, the Company discovered the PharmaNet 401(k) plan may have sustained certain operational defects. PharmaNet has applied with the Internal Revenue Service to correct these 401(k) plan defects. This process may result in a substantial liability by PharmaNet to its plan participants as well as related costs. As of March 31, 2007, the Company has accrued $0.5 million related to this matter. Since the application is currently pending before the IRS, it is currently not possible to determine the cost of correction, if any.

NOTE G. SEGMENT INFORMATION

Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company’s early stage segment consists primarily of the Company’s Phase I clinical trial services and the Company’s bioanalytical laboratories. The Company’s late stage segment consists primarily of Phase II through Phase IV services including consulting services. As referenced throughout this report, prior and current year financial results have been revised to exclude discontinued operations consisting of the Miami and Ft. Myers early stage entities. Segment information for the three months ended March 31, 2007 and 2006 is as follows:

	Early Stage Development	Late Stage Development	Other Reconciling Items (1)	Total(3)
Direct revenue
2007	$29,704,489	$55,076,992	$––	$84,781,481
2006	$26,066,047	$48,357,947	$––	$74,423,994
Depreciation and amortization
2007	$1,591,177	$1,939,852	$20,195	$3,551,224
2006	$1,767,733	$1,909,386	$––	$3,677,119
Operating income
2007	$5,041,080	$8,789,878	$(5,217,886)	$8,613,072
2006	$3,196,464	$8,180,019	$(5,139,836)	$6,236,647
Interest income
2007	$161,140	$372,585	$8,113	$541,838
2006	$66,742	$109,900	$168,836	$345,478
Interest expense
2007	$87,842	$19,001	$1,536,448	$1,643,291
2006	$93,417	$262	$1,682,562	$1,776,241
Total assets
2007	$146,393,863	$418,035,867	$6,222,405	$570,652,135	(2)
2006	$109,765,511	$378,017,038	$42,111,228	$529,893,777	(2)
Capital expenditures
2007	$9,674,440	$1,124,866	$21,072	$10,820,378
2006	$2,346,775	$1,866,101	$––	$4,212,876

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

———————

(1)

Represents corporate allocations and reclassifications.

(2)

Excludes assets of discontinued operations.

(3)

Segment related information for SPS on a stand alone basis for 2006 (noted in the chart below) has been reclassified from early stage operations as originally reported in the March 31, 2006 Form 10-Q to late stage operations. Results for 2007 which are included in late stage operations have been provided for comparative purposes.

	Three Months Ended March 31,
Segment Information Related to SPS	2007	2006
Direct Revenues	$921,394	$1,264,508
Depreciation and amortization	6,875	21,966
Operating income	206,778	567,150
Total assets	6,987,673	8,698,650
Capital expenditures	$9,504	$4,771

NOTE H. RELATED PARTY TRANSACTIONS

Loans Receivable from Officers/Stockholders

In connection with the acquisition of KAL, the Company entered into a five-year employment agreement with the former president of KAL. The agreement provided for, among other things, a loan of $1,000,000 repayable in equal installments of $200,000 plus interest of 4.45% per annum on each August 20 commencing in 2002, which is secured by a portion of the common stock issued to the employee. Provided the employee serves on a full-time basis, as defined, the Company will annually forgive $200,000 of the outstanding principal balance and accrued interest until the note is fully satisfied. In that regard, the Company amortized the note and accrued interest receivable to salaries expense on a straight-line basis over a five-year period. On August 20, 2006 the note along with the accrued interest was completely forgiven. As of March 31, 2007 and 2006 respectively, the loan balances reflected as current assets on the balance sheet were $0 and $206,110 which included accrued interest receivable.

Note Receivable from Minority Interest

In December 2005, the Company entered into a five-year promissory note with Novatia, LLC, in which its subsidiary, Taylor, owns a 25% interest. The agreement provides for a note of approximately $0.2 million with an interest rate of 6% per annum repayable in monthly payments of approximately $4,156 for 59 months. A loan balance of approximately $0.2 million is reflected in other assets as of March 31, 2007.

NOTE I. INCOME TAXES

Our effective tax rate for the three months ended March 31, 2007 was 22.6% compared to 18.4% for the same period in 2006. This was primarily attributable to certain discrete items and a change in the proportion of earnings from domestic and international operations.

At December 31, 2006, the Company had approximately $41.9 million of federal net operating losses for U.S. federal income tax purposes. The Company has recorded a full valuation allowance on these losses net of available carryback claims because it believes the full realization of these is not more likely to be realized. The Company also has approximately $38.0 million of state net operating losses which will begin to expire in 2011. The Company has established a valuation allowance against the net operating loss carryforwards, as the Company believes it is not likely that the benefits will be realized prior to expiration. In addition, the Company had approximately $2.5 million of foreign net operating losses that began expiring in 2006. The Company has determined that a significant portion of these net operating losses will not be realized prior to expiration, and therefore has recorded a valuation allowance of approximately $0.5 million against these related deferred tax assets. The Company anticipates that it will continue to generate additional net operating tax losses in the U.S. operations at this time and will record a full valuation allowance against such losses.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We receive significant tax credits from the government of Canada relating to our research and development expenses. These credits lower our tax liability in Canada. We expect the nature of our early stage business and the generation of significant tax credits to continue. However, we cannot assure you as to the future amount of these credits on a quarterly or annual basis due to the mix of contracts and the related amounts of research and development activity. Further, the Company has placed a valuation allowance against certain of these credits, as the amount of credits earned currently exceed projected taxable income in Canada for which such credits can be used to reduce taxes.

PharmaNet generates a significant portion of its net earnings from foreign operations. PharmaNet’s non-U.S. and non-Canadian operations are based in Zumikon (Zurich) Switzerland where the effective tax rate is approximately 10%. The Swiss office subcontracts work to the non-U.S. and non-Canadian PharmaNet offices. Fees are based on a reimbursement to these offices for their operating costs, plus a fair markup based on appropriate transfer pricing comparables. The residual income in these non-U.S. and non-Canadian offices are taxed at their statutory rate which is generally 10% to 37%. The Company has elected to deem its earnings and profits related to its foreign subsidiaries as permanently reinvested, accordingly, no provision has been recorded for U.S. income taxes that might result from repatriation of these earnings. The undistributed earnings of its foreign subsidiaries as March 31, 2007 are approximately $85.0 million.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company maintains a $6.1 million liability for unrecognized tax benefits, which is comprised of $4.2 million related to items generating unrecognized tax benefits, $0.6 million and $1.3 million respectively for interest and related penalties to such items.

The $6.1 million liability is the result of the adjustment to the January 1, 2007 retained earnings balance in the amount of $2.9 million and the previously recognized income tax liability of $3.2 million. The Company recognizes interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

There are no material changes in the $4.2 million liability related to items generating unrecognized tax benefits as of March 31, 2007. The Company has recorded a liability of approximately $0.1 million in interest expense in the Consolidated Statement of Operations for the period ended March 31, 2007. Any recognition of an unrecognized tax liability would impact the Company’s effective tax rate in that period.

The Company’s U.S. subsidiaries have joined in the filing of a U.S. federal consolidated income tax return since acquisition in December 2004. The U.S. federal statute of limitations remains open for the years 2002 onward. The Company is subject to ongoing tax audits by the Internal Revenue Service for tax years ending December 31, 2004 and 2005. The Company believes that the results of these audits will not have a material effect on its financial position. The Company is not currently under examination in any state or foreign jurisdictions.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006.

Due to the Board of Directors’ decision, after management’s recommendation, in May 2006 to discontinue operations in Florida, all financial results in this report reflect our continuing operations only, unless otherwise stated (see “Note C. Discontinued Operations”). Certain prior period amounts have been revised as a result of the discontinued operations.

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

Overview

We report our results of operations in two segments — early stage and late stage clinical development. Our early stage segment consists primarily of our Phase I clinical trial services and our bioanalytical laboratories. Our late stage segment consists primarily of Phase II through Phase IV services including consulting services. Prior to 2005, we grew significantly through organic growth and acquisitions. In 2005 and 2006, we did not complete any acquisitions. During 2006 we discontinued operations at our Miami and Ft. Myers facilities and focused our efforts on addressing issues which impacted us during 2005 as described throughout this report. Due to our decision to discontinue operations in Florida, all financial results in this report reflect our continuing operations only, unless otherwise stated. Certain prior period amounts have been revised as a result of discontinued operations.

Our net revenue consists primarily of fees earned for services performed under contracts with branded pharmaceutical, biotechnology and generic drug company clients. Typically, a portion of our contract fee is due upon signing of the contract, and the majority of the contract fee is generally paid in installments upon the achievement of certain agreed upon performance milestones. Because PharmaNet’s late-stage contracts are generally larger and longer in duration, it typically receives larger advance payments relative to our early stage contracts. Our contracts are generally terminable immediately or after a specified period following notice by the client. These contracts usually require payment to us of expenses to wind-down a study, fees earned to date, and in some cases a termination fee. Prior to the acquisition of PharmaNet, since most of our contracts were early stage trials which are of short duration, we did not experience any significant terminations of contracts in progress. PharmaNet, whose trials are primarily late stage, typically performs services under long-term contracts which are subject to a greater risk of delay or cancellation.

In our late stage PharmaNet business we report revenue line items consisting of direct revenue and reimbursed out-of-pockets, together with an expense line item for reimbursable out-of-pocket expenses which will consist of travel and other expenses for which we are reimbursed by our clients.

We record our recurring operating expenses in three primary categories: (i) direct costs, (ii) selling, general and administrative expenses and (iii) reimbursable out-of-pocket expenses. Direct costs consist primarily of participant fees and associated expenses, direct labor and employee benefits, facility costs, depreciation associated with facilities and equipment used in conducting trials, and other costs and materials directly related to contracts. Direct costs as a percentage of net revenue vary from period to period, due to the varying mix of contracts and services performed and to the percentage of revenue arising from our Canadian operations, which generally have higher direct costs. Selling, general and administrative costs consist primarily of administrative payroll, except for PharmaNet, and overhead, advertising and public relations expense, legal and accounting expense, travel, depreciation and amortization related to amortizable intangibles. PharmaNet includes all payroll related costs as part of direct costs, and all office costs and depreciation as part of selling, general and administrative costs.

The gross profit margins on our contracts vary depending upon the nature of the services we perform for our clients. Gross profit margins for our early stage clinical development trials and bioanalytical services generally tend to be higher than those for our late stage trials, management and other services we perform. Within our early stage business, our gross profit margins are generally higher for trials which involve a larger number of participants, a longer period of study time and/or the performance of more tests. Gross profit margins for our services to branded drug clients generally tend to be higher than those for generic drug clients. In addition, our gross profit margins will vary based upon our mix of domestic and international business. Gross profit margins are calculated by dividing the gross profit excluding reimbursed out-of-pocket expenses by direct revenue.

Discontinued Operations

In connection with our decision to discontinue our Florida operations we have incurred approximately $0.3 million in net costs; and approximately $0.9 million in net gain on the sale of the former CPA property during the three-month period ended March 31, 2007.

During periods subsequent to March 31, 2007, we expect to incur the following cash expenditures in connection with our discontinued operations: (i) approximately $0.5 million remaining to be paid over a period of time for the separation payments made to former employees; and (ii) approximately $1.1 million to be paid over time in connection with the early termination of certain service agreements for office equipment. In addition to these amounts, we expect to incur the following additional estimated amounts relating to potential issues associated with our discontinued operations: (i) between $0.3 million to $0.5 million for general and administrative expenses which are expected to be incurred through December 31, 2007; and (ii) the potential uncollectibility of certain accounts receivable from discontinued operations. Our current outstanding accounts receivable from discontinued operations as of March 31, 2007, is approximately $2.6 million which we have reserved approximately $0.6 million.

The foregoing amounts are our current estimates and are subject to change depending on actual amounts. We will update this disclosure as soon as more information becomes available.

Critical Accounting Estimates

The preparation of our financial statements requires our management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the applicable period. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates and such differences may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors we believe to be reasonable under the circumstances. These estimates and our actual results are subject to known and unknown risks and uncertainties, including those discussed in the “Special Factors Relating to Our Business and Common Stock” section of Part II, Item 1A of this Form 10-Q. There have been no material changes in our critical accounting estimates or our application of these estimates in 2006, with the exception of the Canadian tax credits.

Results of Operations

The following table summarizes our results of continuing operations for the three months ended March 31, 2007 and 2006. With the exception of the tax rate (which is calculated as a percentage of earnings from continuing operations), all percentages calculated are ratios of direct revenue.

	Three Months Ended March 31, 2007	% of Direct Revenue	Three Months Ended March 31, 2006	% of Direct Revenue	$ Change	% Change
Direct revenue	$84,781,481	100.0%	$74,423,994	100.0%	$10,357,487	13.9%
Direct costs	50,477,967	59.5%	45,328,662	60.9%	5,149,305	11.4%
Selling, general and administrative expenses	25,690,442	30.3%	22,858,685	30.7%	2,831,757	12.4%
Total other income (expense)	(708,948)	(0.8)%	(1,957,331)	(2.6)%	1,248,383	63.8%
Earnings from continuing operations before income tax	7,904,124	9.3%	4,279,316	5.7%	3,624,808	84.7%
Income tax	1,783,152	22.6%	786,215	18.4%	996,937	126.8%
Earnings from continuing operations before minority interest in joint venture	6,120,972	7.2%	3,493,101	4.7%	2,627,871	75.2%
Minority interest in joint venture	129,169	0.2%	188,786	0.3%	(59,617)	31.6%
Net earnings from continuing operations	5,991,803	7.1%	3,304,315	4.4%	2,687,488	81.3%
Earnings (loss) from discontinued operations, net of tax	640,349	0.8%	(7,438,695)	(10.0)%	8,079,044	108.6%
Net earnings (loss)	$6,632,152	7.8%	$(4,134,380)	(5.6)%	$10,766,532	260.4%
Earnings per share from continuing operations
Basic	$0.32		$0.18
Diluted	$0.32		$0.18

Direct Revenue

Direct revenue which excludes reimbursed out-of-pocket expenses increased 13.9% for the period ended March 31, 2007 compared to the same period in 2006. The increase in the direct revenue is attributable to an increase in revenues of 14% in our early stage and 13.9% in our late stage segments.

For the three-month period ended March 31, 2007, direct revenue from U.S. operations was approximately $38.6 million and $46.1 million from foreign operations compared to $33.8 million from our U.S. operations and $40.6 million from foreign operations for the same period in 2006. The increase in direct revenue for both U.S. and foreign operations for 2007 compared to the same period in 2006 is consistent with the increased revenues in both our late and early stage businesses.

Direct Costs

Direct costs as a percentage of direct revenue decreased to 59.5% from 60.9% for the three months ended March 31, 2007 compared to the same period in 2006. The decrease in direct costs as a percentage of direct revenue is attributable to a significant decrease in direct costs as a percentage of revenue in our early stage operations offset by an increase in direct costs as a percentage of revenue at our late stage operations. For the three-month period ended March 31, 2007, we experienced a significant improvement in our early stage bioanalytical and clinical business. Although we continue to experience pricing pressure in our early stage business, prices currently have stabilized. Additionally, some of the measures we have taken to reduce costs and changing operations to address this pricing pressure have been successful. We expect this trend to continue for the immediate future, however, there can be no assurances that further pricing pressure will not develop. Direct costs in our early stage business as a percentage of revenue are higher in our clinical operations than in the bioanalytical operations.

Our early stage business historically, has experienced periods of competition however, during 2006 we determined the industry change with generic pricing would become a permanent for the foreseeable future. As a result of this determination we began implementing steps in the third quarter of 2006 to reduce both direct and other costs at our Anapharm subsidiary which comprises the majority of our early stage segments. These steps included headcount reductions, reduction of personnel through attrition, process changes to improve efficiencies, reduced reliance on outside contractors and other cost reductions. These measures yielded approximately $1.5 million in cost savings in 2006. During the first quarter of 2007, as a result of significantly increased backlog and business conditions, we discontinued the reduction of personnel and began recruiting for additional personnel. We continue to pursue cost reduction initiatives, however, there can be no assurance that these measures will be successful nor that the increased backlog will continue to generate increased levels of revenue due to the historic rates of cancellation in our early stage business.

Gross Profit Margins

Our gross profit margins as a percentage of direct revenue increased to 40.5% from 39.1% in the period ended March 31, 2007 compared to the same three-month period ended 2006. Since we perform a wide variety of services, all of which carry different gross margins, our future margins will vary from quarter-to-quarter and year-to-year based upon the mix of these contracts, our capacity levels at the time we begin the projects, and the amount of revenue generated for each type of service we perform. Even within category types, the amount of gross margins generated might vary due to the unique nature and size of each contract and project we undertake. This could impact our future profit margins and profit comparisons to historical levels. During the period ended March 31, 2007, the early stage segment had significantly lower direct costs resulting in higher profit margins than the same period ended 2006.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, or SG&A expenses, increased to approximately $25.7 million for the three-month period ended March 31, 2007 compared to $22.9 million for the same period in the prior year. As a percentage of direct revenue, our SG&A expenses decreased slightly to 30.3% for the three months ended March 31, 2007 compared to 30.7% for the same three months ended 2006. The increase in total SG&A expenses from March 2006 to March 2007 is primarily attributable to additional expenditure consistent with the expansion of our business and direct revenues. Other SG&A expenses have increased due to expansion of our business, including additional administrative and other personnel costs, health and casualty insurance, increased sales, marketing, business development efforts and facility costs.

Additionally, during the period, we recorded a severance charge of approximately $0.8 million related to the departure of an executive officer at Anapharm. Corporate SG&A expenses increased to $5.2 million in the three-month period ended March 31, 2007 compared to $5.1 million in same period in 2006. This increase is attributable to an increase in non-cash compensation expense related to RSUs of $1.0 million for the three months ended March 31, 2007 compared $0.3 million for the same period in 2006 offset by a reduction in non-recurring legal and professional fees related to events described throughout this report of $0.7 million to $0.5 million respectively; and a reduction in expenses related to stock options from $0.3 million to $0 during the period ended March 31,2007 compared to the same period in 2006. For both three-month periods ended March 31, 2007 and 2006, share-based compensation expense of the Company's employee stock purchase plan was approximately $0.2 million.

Interest Income and Expense

Our interest expense decreased to approximately $1.6 million for the three months ended March 31, 2007, compared to approximately $1.8 million for the same period ended March 31, 2006. This decrease is primarily due to substantially lower loan balances offset slightly by higher interest rates. In May 2006, we agreed to permanently reduce the size of our credit facility, as amended and restated, referred to herein as the Credit Facility, from $90.0 million to $45.0 million. As a result of this reduction, we wrote-off approximately $1.2 million of deferred financing costs related to the Credit Facility in the second quarter of 2006.

Interest expense includes amortization of deferred finance costs in both periods ended March 31, 2007 and 2006 of $0.4 million.

At March 31, 2007, the balance outstanding under our Credit Facility was $13.8 million. The current interest rate on this variable rate facility is approximately 8.1% on the revolving line of credit excluding interest expense relating to unused borrowing capacity on our line of credit. Based on this amount outstanding at March 31, 2007, and assuming that no principal payments are made and interest rates do not increase, the projected interest expense on the Credit Facility (and the fees paid on the unutilized portion of the Credit Facility) and convertible debt for the remainder of 2007 will be approximately $3.4 million excluding amortization of deferred finance costs. The remaining deferred financing costs of approximately $4.2 million relating to the convertible notes and remaining Credit Facility are being amortized over a period of between three and four years and are charged to interest expense.

For the three-month period ended March 31, 2007, we recorded approximately $0.5 million in interest income compared to approximately $0.3 million for the same period ended March 31, 2006. This increase is primarily attributable to higher interest rates available on cash balances and investments and slightly higher on hand average cash balances during 2007 compared to the same period in 2006.

Income tax

Our effective tax rate for the three months ended March 31, 2007 was 22.6% compared to 18.4% for the same period in 2006. This was primarily attributable to certain discrete items and a change in the proportion of earnings from domestic and international operations.

At December 31, 2006, we had approximately $41.9 million of federal net operating losses for U.S. federal income tax purposes. We have recorded a full valuation allowance on these losses net of available carryback claims because we believe the full realization of these is not more likely to be realized. We also have approximately $38.0 million of state net operating losses which will begin to expire in 2011. We have established a valuation allowance against the net operating loss carryforwards; as we believe it is not likely that the benefits will be realized prior to expiration. In addition, we had approximately $2.5 million of foreign net operating losses which began expiring in 2006. We have determined that a significant portion of these net operating losses will not be realized prior to expiration, and therefore have recorded a valuation allowance of approximately $0.5 million against these related deferred tax assets. We anticipate that we will continue to generate additional net operating tax losses in the U.S. operations at this time and will record a full valuation allowance against such losses.

We receive significant tax credits from the government of Canada relating to our research and development expenses. These credits lower our tax liability in Canada. We expect the nature of our early stage business and the generation of significant tax credits to continue. However, we cannot assure you as to the future amount of these credits on a quarterly or annual basis due to the mix of contracts and the related amounts of research and development activity. Further, we have placed a valuation allowance against certain of these credits, as the amount of credits earned currently exceed projected taxable income in Canada for which such credits can be used to reduce taxes.

PharmaNet generates a significant portion of its net earnings from foreign operations. PharmaNet’s non-U.S. and non-Canadian operations are based in Zumikon (Zurich) Switzerland where the effective tax rate is approximately 10%. The Swiss office subcontracts work to the non-U.S. and non-Canadian PharmaNet offices. Fees are based on a reimbursement to these offices for their operating costs, plus a fair markup based on appropriate transfer pricing comparables. The residual income in these non-U.S. and non-Canadian offices are taxed at their statutory rate which is generally 10% to 37%. We have elected under APB 23 to permanently reinvest earnings and profits related to its foreign subsidiaries, accordingly, no provision has been recorded for U.S. income taxes that might result from repatriation of these earnings. The undistributed earnings of its foreign subsidiaries as March 31, 2007 are approximately $85.0 million.

In June 2006, the FASB issued FASB Interpretation No. 48, also referred to herein as FIN 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company maintains a $6.1 million liability for unrecognized tax benefits, which is comprised of $4.2 million related to items generating unrecognized tax benefits, $0.6 million and $1.3 million respectively for interest and related penalties to such items.

The $6.1 million liability is the result of the adjustment to the January 1, 2007 retained earnings balance in the amount of $2.9 million and the previously recognized income tax liability of $3.2 million. The Company recognizes interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

There are no material changes in the $4.2 million liability related to items generating unrecognized tax benefits as of March 31, 2007. The Company has recorded a liability of approximately $0.1 million in interest expense in the Consolidated Statement of Operations for the period ended March 31, 2007. Any recognition of an unrecognized tax liability would impact the Company’s effective tax rate in that period.

Our U.S. subsidiaries have joined in the filing of a U.S. federal consolidated income tax return since acquisition in December 2004. The U.S. federal statute of limitations remains open for the years 2002 onward. We are subject to ongoing tax audits by the Internal Revenue Service for tax years ending December 31, 2004 and 2005. We believe the results of these audits will not have a material effect on its financial position. We are not currently under examination in any state or foreign jurisdictions.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

PharmaNet operates both in the U.S. and in numerous different taxing jurisdictions worldwide, many with lower tax rates than the U.S. We expect (i) the nature of Anapharm’s business and the generation of Canadian tax credits to continue; and (ii) PharmaNet to continue generating the majority of their profits in taxing jurisdictions with lower effective tax rates than the U.S. There can be no assurance as to the future amount of Canadian tax credits on a quarterly or annual basis due to the mix of contracts and the related amounts of research and development activity. Nor can there be any assurance that PharmaNet’s foreign subsidiaries can contribute to pre-tax earnings on the same proportion from period to period.

For the remainder of 2007, we expect our average effective tax rate to be approximately 20% based on current projections. It cannot be certain, however, that the changes in the operating income of our operations, or shifts in the location of the performance of work, or other expected factors such as FIN 48 described above will not adversely impact the effective tax rate.

Earnings (loss) Per Share

Net earnings (loss) from continuing operations increased to $6.0 million for the three-month period ended March 31, 2007 compared to income of $3.3 million for the same period in 2006. On a diluted basis, our earnings per share was $0.32 for the three months ended March 31, 2007 compared to earnings per share of $0.18 for the same period in 2006. The principal reasons for the increase in net earnings in the three-month period was primarily due to a significant increase in earnings in our early stage segment, and to a lesser extent an increase in earnings in our late stage segment, and a significant reduction in other income and expense due to a substantial improvement in foreign exchange gain compared to a loss in the prior year. For the three months ended March 31, 2007, we had 18,857,543 shares of diluted shares of common stock outstanding compared to 18,316,002 shares for the same period in 2006. The change is primarily attributable to previously issued RSUs and the exercise of stock options. If our average common stock price exceeds $41.08 during a reporting period, we will be required to include additional shares in calculating the weighted average number of fully diluted shares due to our convertible notes. The amount of additional shares will be calculated comparable to the treasury method used for in-the-money stock options.

Liquidity and Capital Resources

At March 31, 2007, we had cash, cash equivalents and marketable securities of approximately $47.4 million, and working capital (which includes the assets and liabilities of discontinued operations) of $78.9 million, compared to $53.8 million of cash, cash equivalents and marketable securities and working capital of $67.0 million at March 31, 2006. For the three months ended March 31, 2007, net cash used in continuing operating activities was $6.9 million compared to $11.1 million of net cash provided by continuing operating activities for the corresponding period last year. The decrease in cash flow from continuing operating activities is primarily attributable to a negative adjustment related to changes in operating assets and liabilities totaling $18.1 million during the first three months of 2007 as compared to a positive adjustment of $2.6 million related to the same categories for the corresponding period in 2006. The decrease related to changes in operating assets and liabilities for the first three months of 2007 is primarily due to an increase of $19.5 million in accounts receivable and decreases of $2.2 million in accounts payable and $3.0 million in accrued liabilities, offset by an increase of $7.0 million in client advances and $0.7 million in current and deferred income taxes.

For the three months ended March 31, 2007, net cash used in investing activities was $13.4 million compared to $0.3 million provided by investing activities for the corresponding period last year. During the three months ended March 31, 2007, we used approximately $10.8 million for capital expenditures, including $5.3 million for construction costs (paid for by the investor that owns the new Quebec facility as part of the sale-leaseback transaction described below) for the new Quebec facility, compared to $3.8 million in capital expenditures for the corresponding period last year. Additionally, during the three months ended March 31, 2007, we invested cash of approximately $2.6 million in marketable securities as compared to our receipt of proceeds totaling approximately $4.1 million from the redemption or sale of investments in marketable securities in the corresponding period last year.

For the three months ended March 31, 2007, net cash provided by financing activities was $10.7 million compared to net cash provided financing activities of $1.9 million in the corresponding period last year. The increase in cash received from investing activities is primarily attributable to $4.4 million in net borrowings on our Credit Facility and approximately $5.3 million in investor payments related to the construction of our Quebec City facility. Additionally, during the three months ended March 31, 2007, we received $1.6 million in proceeds from stock option exercises and our employee stock purchase program compared to $2.7 million in proceeds from option exercises and our employee stock purchase program in the corresponding period last year.

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

The principal balance outstanding on the Credit Facility at March 31, 2007 was $13.8 million compared to $9.4 million at December 31, 2006. The outstanding balance on the Credit Facility as of March 31, 2007 is classified as long-term debt since we amended the Credit Facility and it is in compliance with the covenants and conditions. The obligations under the Credit Facility is guaranteed by each of our U.S. subsidiaries, is secured by a mortgage on its property in Miami, Florida, a pledge of all of the assets of our U.S. operations and U.S. subsidiaries, and a pledge of 65% of the stock of certain of our foreign subsidiaries. The facility is due in December 2009. The U.S. assets collateralizing the Credit Facility are approximately valued at $394.3 million, including goodwill and intangible assets.

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

When we purchased New Drug Services, Inc., also referred to herein as NDS, in 2002, we agreed to pay the seller additional purchase consideration based upon NDS’ future operating results over a three-year period commencing September 30, 2002. Although NDS was profitable, except for approximately $0.5 million in guaranteed payments, we had not paid any additional purchase consideration. Beginning in 2005, we began tracking on a stand-alone basis the core business of that subsidiary as it existed as of the date of acquisition and PharmaNet began operating our Charlotte, North Carolina based late stage business. As a result, we entered into an amendment of our earn-out agreement with the former shareholders of NDS, and, based upon the profitability of the core business, we paid $2.0 million in April of 2006 to the former shareholders of NDS.

We anticipate spending between $9.0 million and $11.0 million in capital asset expenditures for the remainder of 2007, consisting primarily of new bioanalytical equipment and maintenance capital expenditures.

On October 16, 2006, we and our subsidiary Anapharm entered into an agreement to sell its Quebec City facility, also referred to herein as the Facility, which is currently under construction and which is expected to house all of Anapharm, Inc.’s Quebec City operations commencing in the second quarter of 2007, to a third-party Canadian investor, also referred to herein as the Investor. The Investor, pursuant to the terms of the agreement, simultaneously agreed to lease the Facility back to us. Upon execution of the agreement, we received approximately $11.2 million Canadian dollars (or approximately $9.8 million U.S. dollars based upon the conversion rate on October 16, 2006) from the Investor. Commencing in June 2007, we will pay market rate rent to the Investor for the use of the Facility.

Under the terms of the agreement, the Investor was required to pay the remaining construction costs to complete the Facility, up to an amount of $17.5 million. Any construction costs incurred above $17.5 million up to a maximum amount of $18.0 million will result in an adjustment to the base rent in the lease agreement. Any construction costs in excess of $18.0 million will be borne by us. Since that time the Investor has made all required payments to the builder of the Quebec property. In the event the Investor is unable to pay all of the on-going constructions costs, we will be required under its existing construction contract to make such payments to the builder. As of March 31, 2007 the Investor had paid a total of $21.3 million for the building and land cost. As of May 3, 2007 the remaining construction costs are estimated to be approximately $3.0 million. In the event we are required to pay any construction costs, we will receive a rent subsidy for the equivalent value from the Investor. Based on the financial strength of the Investor, we believe it is likely the Investor will make these payments.

Under the terms of FASB 98 Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, our contingent liability to the builder as well our involvement in ensuring the building is designed and built to properly meet its operational need, constitutes “continuing involvement”. As of May 3, 2007 the building was substantially completed and approximately 70% occupied. Although the construction project is under budget and unlikely to incur any cost overrun, the sale –leaseback for accounting purposes cannot be completed until all required building documentation is completed and the company no longer has any legal liability for construction payments. Therefore, we will continue to classify the Quebec City building as “construction in progress and land expected to be sold in sale-leaseback transaction” on the balance sheet along with a corresponding liability until these final approvals are obtained. The sale leaseback is expected to be completed in the third quarter of 2007. This accounting treatment has no impact on our Credit Facility or liquidity

Based upon our cash balances and cash flows from operations, we believe we have adequate working capital to meet our operational needs for the next 12 months.

In order to provide a liquidity metric that enables investors to benchmark us against others in its industry, we calculate days sales outstanding, also referred to herein as DSO’s, for each three-month period for continuing operations. DSO’s are calculated by taking the consolidated accounts receivable balance for continuing operations at the end of a period and subtracting both short term and long term client advances balances for continuing operations at the end of the period. The resulting number is divided by average net revenue per day for continuing operations for the three-month period. For the three-month period ended March 31, 2007, DSO’s were 43 days. We expect our annual DSO’s to be between 35 – 40 days which is within the industry’s range for companies of our size.

Capital Expenditures and Commitments

During the three months ended March 31, 2007, we incurred approximately $10.8 million for capital expenditures. Approximately $5.3 million was attributable to the construction of our new Phase I facility in Quebec and paid by the Investor directly to the builder. We expect to expend approximately $9.0 million to $11.0 million for capital assets for the remainder of 2007 consisting primarily of new bioanalytical laboratory computer equipment.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. At March 31, 2007, these non-cancelable purchase obligations were not materially different than those disclosed in the Contractual Commitments table contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Under our agreement with our joint venture partner in Spain, we are required to fund the working capital of Anapharm Europe, S.L. Since that operation generates sufficient cash flow from operations, we have not had to provide it any working capital nor do we expect to be required to do so in the immediate future.

When we purchased New Drug Services, Inc. in 2002, we agreed to pay the seller additional purchase consideration based upon New Drug Services’ future operating results over a three-year period commencing September 30, 2002. Although New Drug Services was profitable, except for approximately $0.5 million in guaranteed payments, we have not paid any additional purchase consideration. Beginning in 2005, we began tracking on a stand-alone basis the core business of that subsidiary as it existed as of the date of acquisition and PharmaNet began operating our Charlotte, North Carolina based late stage business. As a result, we entered into an amendment of our earn-out agreement. Based upon the profitability of the core business, we paid $2.0 million in April 2006 to the former shareholders of NDS.

Forward-Looking Statements

There are a number of forward-looking statements in this report within the meaning of the Private Securities Litigation Reform Act of 1995, including industry trends and information; our ability to implement our strategy described in Item 1 of our Annual Report on Form 10-K; our ability to determine our impairment charges and costs of discontinued operations; whether we will achieve our estimated value for our discontinued operations; developments with respect to the SEC’s inquiry and securities class action lawsuits and derivative lawsuits; our ability to successfully achieve and manage the technical requirements of specialized clinical trial services, while complying with applicable rules and regulations; regulatory changes; changes affecting the clinical research industry; a reduction of outsourcing by pharmaceutical and biotechnology companies; our ability to compete internationally in attracting clients in order to develop additional business; our evaluation of our backlog and the potential cancellation of contracts; our ability to retain and recruit new employees; our clients’ ability to provide the drugs and medical devices used in our clinical trials; our future stock price; our assessment of our effective tax rate; our financial guidance; our future effective tax rate; our anticipated 2007 capital expenditures; our 2007 costs of compliance of Section 404 of the Sarbanes-Oxley Act; the impact of foreign currency transaction costs and the effectiveness of any hedging strategies that we implement; and the national and international economic climate as it affects drug development operations. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

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

Market Risk

In 2007 and 2006, we purchased certain debt securities. We classify our investments in debt securities as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments classified as available-for-sale are carried at fair value based on quoted market prices. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive earnings, net of applicable deferred income taxes. For the three-month periods ended March 31, 2007 and 2006, the unrealized gain on investments in marketable securities was insignificant. Cost is determined on the actual purchase price of the marketable security for determining realized gains and losses. For the three-month periods ended March 31, 2007 and 2006, there were no material realized gains or losses. As of March 31, 2007 and December 31, 2006, we had approximately $11.0 million and $8.4 million, respectively, in investments in marketable securities.

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

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, convertible senior notes and notes payable. At March 31, 2007, the fair value of these instruments approximates their carrying amounts.

Currency Risk

For the three-month period ended March 31, 2007 our foreign revenue accounted for 54.4% of the direct revenue. The significant growth of the foreign subsidiaries has created the need to engage in hedging activities to protect our forecasted growth. We have focused on protecting our Canadian as well as our European operations from currency fluctuations. At our foreign operations where the local currency is the functional currency, assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the end of the applicable reporting period. Revenue and expenses of our foreign operations are translated at the average exchange rate during the period. Prior to our acquisition of PharmaNet our currency translation risks arose primarily from our Canadian operations. The aggregate effect of translating the financial statements of our foreign operations is included in a separate component of stockholders’ equity entitled “Accumulated Other Comprehensive Earnings.” For the three-month period ended March 31, 2007 we had a pre-tax gain from foreign currency transactions of $0.4 million, compared to a loss of $0.5 million for the corresponding period in 2006.

Interest rate risk

We have a $45.0 million Credit Facility. At March 31, 2007, our outstanding balance under the Credit Facility was $13.8 million. The interest rate on the Credit Facility is LIBOR based and variable. The Credit Facility is secured by substantially all of our U.S. assets and a pledge of 65% of the capital stock of certain of our foreign subsidiaries. Changes in interest rates and LIBOR in particular, will affect our cost of funds under this facility. A 10% change in our variable rate Credit Facility would result in a change in annual interest expense of approximately $0.1 million.

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

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures. The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this report. In the course of this evaluation, we sought to identify any significant deficiencies in our use of a disclosure committee or reporting to our management of information relating to our operating subsidiaries. This type of evaluation will be done quarterly so the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

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

(b) Changes in Internal Controls

There has been no change in our internal control over financial reporting which occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Beginning in late December 2005, a total of five stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida and the United States Court for the District of New Jersey against certain of our current and former officers and directors, as well as PDGI (as a nominal defendant) for alleged violations of state and federal law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, disgorgement under the Sarbanes-Oxley Act of 2002 and violation of Section 14(a) of the Securities Exchange Act of 1934, such actions are referred to herein as the Federal Derivative Actions. We were served notice of these lawsuits in early January 2006. The Federal Derivative Actions allege that the individual defendants misrepresented and engaged in a conspiracy to misrepresent our business condition, prospects and financial results, failed to disclose our allegedly improper and reckless business practices, such as mismanagement of clinical trials and mistreatment of research participants, used our artificially inflated stock to acquire other companies and complete public offerings and engaged in illegal insider trading. Beginning in late January 2006, two substantially similar derivative actions were filed in Florida Circuit Court, also referred to herein as the Florida Circuit Court Derivative Action. On June 21, 2006, the Judicial Panel for Multidistrict Litigation transferred the Federal Derivative Actions pursuant to 28 U.S.C. § 1407 for pre-trial proceedings in the District of New Jersey where they were later consolidated, such consolidated action is referred to herein as the Federal Derivative Action. A consolidated amended complaint in the Federal Derivative Action was filed on November 13, 2006. On January 11, 2007, the defendants filed a motion to dismiss the amended complaint in the Federal Derivative Action. We cannot assure you that the defendant’s motion to dismiss will be successful.

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

On March 21, 2006, another law firm made a demand for documents pursuant to Section 220 of the Delaware Code on behalf of an alleged shareholder, also referred to herein as the Demand. The Demand was purportedly made to investigate potential wrongdoing, mismanagement or breaches of fiduciary duties by our Board of Directors in connection with clinical trials and financial reporting since January 1, 2003 and take action on behalf of us in the event that our Board of Directors did not discharge its fiduciary duties. Additionally, the Demand was purportedly brought to assess the impartiality of the Board of Directors to consider a demand to take action on behalf of us. The Demand sought certain meeting minutes of the Board of Directors and documents concerning our Board of Directors, financial statements, financial data reporting procedures and controls, auditing procedures and controls, recruitment and retention of clinical trial participants, clinical trials in Florida and Montreal, the Bloomberg Magazine articles, any internal investigation relating to the foregoing. Additionally, the Demand requested all documents requested by or provided to the United States Senate Finance Committee or United States Food and Drug Administration, or United States Department of Justice. On May 12, 2006, we agreed to provide documents in response to the demand subject to an agreement narrowing the scope of the requests, ensuring the confidentiality of the documents, and limiting use of the documents to the purposes articulated in the Demand. No such agreements have been finalized. Legal fees incurred in connection with the Demand could have a material adverse effect on future profitability. The Demand may also result in additional derivative litigation.

On May 17, 2006, the Unsafe Structures Board of Miami-Dade County, referred to herein as the USB, failed to issue an extension for reviewing the plans submitted by us related to our planned structural improvements to the Miami facility. On June 19, 2006, we filed both a petition to reverse the USB’s demolition order and an emergency motion to stay the order during the pendency of the appellate proceedings. Under the USB’s order, we had 60 days from May 17, 2006 in which we needed to both demolish and clean up the debris of its Miami facility. On June 28, 2006, we learned that the Circuit Court for the 11th Judicial Circuit for Miami-Dade County Florida, Appellate Division granted our motion to stay the demolition order for our Miami facility pending the outcome of the appellate proceedings. In June 2006, we filed a motion and brief with the Circuit Court and a response brief was subsequently filed by Miami-Dade County. Before the appeal could be resolved, we entered into a settlement with the USB, pursuant to which we agreed to use our reasonable best efforts to demolish the facility within ninety days of receiving a permit from the USB to do so. The appeal was dismissed on September 11, 2006. As of the date of this report, the building has been completely demolished, all debris has been removed, the underlying land has been graded, all inspections have been passed, and we believe all final permits have been received. We believe the matter is closed.

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

We are subject to a number of class actions and derivative actions in federal court, which were consolidated in the District of New Jersey. Our $250,000 insurance deductible was reached as of December 31, 2006. We expect that our insurance carrier will pay our legal and other costs, any settlement amount and any adverse judgment, subject to the limits of the policies. However, we are responsible for any additional amounts above our policy limits, and the legal fees incurred by our underwriters named in those lawsuits. These amounts are currently indeterminable and may be material. If the amount of defense costs and any agreed upon settlement or adverse judgment exceeds the insurance limits or if coverage were otherwise unavailable, our future earnings and financial condition could be materially and adversely affected. Additionally, litigation is generally time-consuming and can divert the attention of our management and other personnel.

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

During May 2006, we made the strategic decision to exit our Florida operations in order to focus more selectively on our other businesses. There continue to be risks associated with closing the Florida operations. In addition, we face related risks and uncertainties, including the inability to effectively manage restructured business units and the inability to effectively manage costs or difficulties related to the operation of the businesses or execution of restructuring of our exit activities. While the former Miami facility has been demolished as of the date of this report, we may incur costs in addition to those disclosed in the discontinued operations note to our financial statements and elsewhere in the “Management’s Discussion and Analysis” section of this Form 10-Q. For additional costs related to this risk factor, see the “Management’s Discussion and Analysis” section of this Form 10-Q.

If we are unable to convince our clients that the problems principally related to our Miami facility were either not accurately reported or have been rectified, we may lose future revenue and our future results of operations may be materially and adversely affected.

Although the report of our independent counsel which our Board of Directors retained to review the allegations contained in the Bloomberg Reports largely concluded that the reports’ allegations were unfounded, the repetition of these allegations in the media has harmed our reputation. Ultimately, we closed our Miami facility and we discontinued operations in Florida. As a result, clients may decline to give us contracts for studies to be performed by us unless we can convince them that the allegations, which affected our Miami facility are not impacting our ability to provide high quality clinical research in compliance with our client’s protocols and all regulatory requirements. For example, we have previously indicated that the late stage business backlog has been negatively impacted by these allegations. Depending upon the impact of the forgoing and previous issues on our business for future quarters, the foregoing allegations may still have a material adverse affect on our future results of operations, including a reduction not only in our net earnings but a deviation from our forecasted net earnings.

FDA actions or inspections may cause clients not to award future contracts to us or cancel existing contracts, which may have a material and adverse affect on our future results of operations.

We may be subject to continuing inspections of our facilities in connection with studies we have conducted in support of marketing applications or routine inspections of our offices/facilities that have yet to be inspected by the FDA. The FDA has significant authority over the conduct of clinical trials, and has the power to take regulatory and legal action in response to violations of clinical standards and subject protection in the form of civil and criminal fines, injunctions, and other measures. If the FDA obtains an injunction such actions could result in significant obstacles to future operations. Additionally, there is a risk these FDA actions, if they result in significant Form 483 observations or other measures, could cause clients to not award us future contracts or cancel existing contracts. Depending upon the amount of revenue lost, the results may have a material and adverse affect on our future results of operations, including a reduction not only in our net earnings but a deviation from our forecasted net earnings.

The risks set forth immediately above as well as those in the balance of these risk factors may cause us not to meet our future earnings guidance, which could cause our stock price to fall substantially.

We provide earnings guidance in press releases and in public conference calls on an annual basis. This guidance is not incorporated by reference into this report. The guidance is made in a good faith belief that we will achieve the range of net revenue and earnings per share we forecast. In the second quarter of 2006, we significantly reduced our guidance. That guidance was based upon a consideration of the relevant risks and a full review of our business units as well as our anticipated outside legal and other expenses as of the date of the review. Depending upon future events including legal and other fees associated with our outstanding litigation, including any additional legal fees for our underwriters named in those lawsuits, and the SEC investigation as well as clients’ perceptions about doing business with us, we may not achieve the forecasted results. In addition, we have implemented cost reduction and process improvements in our early stage businesses. If we fail to reduce costs or meet our forecasted results, our revisions of our guidance or our announcement of our earnings may cause our common stock price to fall, which decline may be material. Our forecasts reflect numerous assumptions concerning our expected performance, as well as other factors, which are beyond our control, and which might not turn out to be correct. Although we believe the assumptions underlying our projections are reasonable, actual results could be materially different. Our financial results are subject to numerous risks and uncertainties, including those identified throughout these risk factors and elsewhere in this report.

Risks Related to Our Business

If we do not continue to generate a large number of new client contracts, or if our clients cancel or defer contracts, our future profitability may be adversely affected.

Our late stage contracts generally extend over a period of 31 months, although some may be of longer duration. However, all of our contracts are generally cancelable by our clients with little or no notice. A client may cancel or delay existing contracts with us at its discretion and is likely to do so for a variety of reasons, including:

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

Our reported backlog of $431.5 million at March 31, 2007 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the amount of revenue that remains to be earned and recognized on written awards, signed contracts and letters of intent. Contracts included in backlog are subject to termination by our clients at any time. In the event that the client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to approximately six years. We cannot assure that this backlog will be indicative of future results. A number of factors may affect backlog, including:

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

As of March 31, 2007 we had approximately $162.7 million of consolidated indebtedness. Subject to applicable restrictions in our outstanding indebtedness, we may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

As of March 31, 2007, approximately $13.8 million of our outstanding indebtedness bears interest at a floating rate tied to LIBOR. As of March 31, 2007 we had no outstanding ABR Loans. $143.8 million of our outstanding indebtedness bears interest at a fixed rate of 2.25% per year. Accordingly, if interest rates increase, whether generally or as the result of our lender’s requirement in connection with a proposed amendment, then the amount of the interest payments on our floating rate indebtedness will also increase. General economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance. As a result, these and other factors may affect our ability to make principal and interest payments on our indebtedness. Our business might not continue to generate cash flow at or above current levels. Moreover, if we are required to repatriate foreign earnings in order to pay our debt service, we may incur additional income taxes at rates as high as 35% in some jurisdictions. This would have the impact of reducing our earning per share and the amount of net cash we receive. If we cannot generate sufficient cash flow from operations in the future to service our indebtedness, we may, among other things:

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

sell assets; or

•

pursue mergers or acquisitions.

We may not have sufficient funds to pay the principal return upon conversion or to repurchase our outstanding convertible senior notes under circumstances when we are required to do so or fund ongoing operations without having to repatriate funds from foreign operations.

We have outstanding $143.8 million in aggregate principal amount of our 2.25% convertible senior notes due 2024. The notes are convertible at the option of the holders at any time. The initial conversion rate of the notes is 24.3424 shares of common stock per $1,000 principal amount of the notes. This is equivalent to an initial conversion price of approximately $41.08 per share of common stock. However, the notes provide for what is known as “net share settlement” upon conversion. This means that upon conversion of the notes, we will be required to pay up to $1,000 in cash, per $1,000 principal amount of notes, and, if applicable, issue a number of shares of our common stock based upon the conversion value in excess of the principal amount. The conversion value of the notes is based on the volume weighted average price of our common stock for the 10 trading day period commencing the second trading day after we receive notice of conversion. The conversion value must be paid as soon as practicable after it is determined. In addition, holders of the notes may require us to purchase their notes for cash on August 15, 2009, 2014 and 2019 and, under certain circumstances, in the event of a “fundamental change”, as defined in the indenture under which the notes were issued. Further, if a fundamental change occurs prior to August 15, 2009, we will be required to pay a “make-whole premium” in addition to the repurchase price which may be payable at our election in cash or shares of our common stock, valued at 97% of the then current market price, or a combination of both.

Finally, if we violate certain covenants contained in the notes, which includes a covenant to timely file certain SEC reports, such a violation may be considered an event of default under the notes.

We may not have sufficient funds at any such time to make the required payment upon conversion or to purchase the notes and we may not be able to raise sufficient funds to satisfy our obligations. Furthermore, the terms of our existing Credit Facility contains, and the terms of other indebtedness we may incur in the future may contain, financial covenants or other provisions that could be violated by payment of the required amounts upon conversion or the repurchase of the notes. Our failure to pay the required amounts on conversion of any of the notes when converted or to repurchase any of the notes when we are required to do so would result in an event of default with respect to the notes, which could result in the entire outstanding principal balance and accrued but unpaid interest on all of the notes being accelerated and could also result in an event of default under our other outstanding indebtedness.

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

We have grown rapidly over the last few years and our growth has placed, and is expected to continue to place, significant demands on us.

We have grown rapidly over the last seven years through acquisitions and we continue to integrate these businesses. Businesses that grow rapidly often have difficulty managing their growth. Our rapid growth has placed and is expected to continue to place significant demands on our management, on our accounting, financial, information and other systems and on our business. Although we have expanded our management, we need to continue recruiting and employing experienced employees capable of providing the necessary support. In addition, we will need to continue to improve our financial, accounting, information and other systems in order to effectively manage our growth. In particular, our late stage clinical trial management business faces stiff competition for clinical trial monitors and other experienced personnel. Historically, when making acquisitions, we have targeted operations we believe can be operated as autonomous business units. As the result of the 2005/2006 problems in our former Miami facility, the discontinuation of our Florida operations and our change in senior management, we have reorganized and are now managing our operations on a more centralized basis from our Princeton, New Jersey headquarters. This prior decentralization of our operations and systems may create difficulties for us in the future. For example, each of our business segments use a different accounting software platform. Moreover, in 2006, we began the expansion of our operations and facilities in Toronto, Barcelona and Quebec City. This recent expansion may cause logistical problems for the planning and execution of our move to our new facility in 2007. Also, any delays with this project could have an adverse affect on our business in Quebec City. In addition, we entered into a sale of this Quebec City facility and subsequent leaseback of this facility, which has not yet been completed. There may be a risk the buyer of this facility may not fund its remaining obligations, which would require us to sue such third party buyer to collect such amounts. We cannot assure you that we will be able to manage our growth and integrate acquired businesses effectively or successfully, or that our financial, accounting, information or other systems will be able to successfully accommodate our external and internal growth. Our failure to meet these challenges could materially impair our business.

A significant portion of our growth has come from acquisitions and we may make more acquisitions in the future as part of our continuing growth strategy. This growth strategy subjects us to numerous risks.

A very important aspect of our growth strategy has been to pursue strategic acquisitions of related businesses that we believe can expand or complement our business. Since March 2000, we have substantially grown our business through the completion of 11 acquisitions. We did not complete any acquisitions in 2005 or 2006 but as part of our ordinary cause of business, we continue to explore future acquisitions although on a limited basis. Acquisitions require significant capital resources and divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct pre-dating our acquisition of a business that were not known to us at the time of acquisition. We may also incur significantly greater expenditures in integrating an acquired business than we had anticipated at the time of its purchase. In addition, acquisitions may create unanticipated tax and accounting problems, including the possibility that we might be required to write-off goodwill which we have paid for in connection with an acquisition. A key element of our acquisition strategy has been to retain management of acquired businesses to operate the acquired business for us. Many of these individuals maintain important contacts with clients of the acquired business. Our inability to retain these individuals could materially impair the value of an acquired business. Our failure to successfully identify and consummate future acquisitions or to manage and integrate the acquisitions we make could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that:

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

Economic factors and industry and regulatory trends that affect our primary clients, branded pharmaceutical, biotechnology, generic drug and medical device companies, also affect our business and operating results. The outsourcing of drug development activities grew substantially during the past decade and we benefited from this trend. If these industries reduce the outsourcing of their clinical research and other drug development projects, our operations will be adversely affected. A continuing negative trend could have an ongoing adverse effect on our business, results of operations or financial condition. Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. Potential regulatory changes under consideration include the mandatory substitution of generic drugs for innovator drugs, relaxation in the scope of regulatory requirements or the introduction of simplified drug approval procedures. If future regulatory cost containment efforts limit the profits, which can be derived from new and generic drugs or if regulatory approval standards are relaxed, our clients may reduce the business they outsource to us. We cannot predict the likelihood of any of these events.

If branded pharmaceutical, biotechnology, generic drug or medical device companies reduce their expenditures, our future revenue and profitability may be reduced.

Our business and continued expansion depend on the research and development expenditures of our clients, which in turn is impacted by their profitability. If these companies want to reduce costs, they may proceed with fewer clinical trials and other drug development. An economic downturn or other factors may cause our clients to decrease their research and development expenditures, which would adversely affect our future revenue and profitability.

We might lose business opportunities as a result of healthcare reform.

Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with healthcare providers and drug companies. Healthcare reform could reduce demand for our services, and, as a result, our revenue. In the last several years, the U.S. Congress has reviewed several comprehensive health care reform proposals. The proposals are intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. The U.S. Congress has also considered and may adopt legislation, which could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. Any such legislation could cause our customers to spend less on research and development. If this were to occur, we could have fewer clinical trials for our business, which could reduce our earnings. Similarly, pending future healthcare reform proposals outside the United States could negatively impact our revenues from our international operations. In addition, the United States Senate

Finance Committee has twice requested documents and/or information from us and we have complied fully with its requests. The public disclosure of the Committee’s requests has negatively affected our common stock price. Although we had reported that these matters were deemed closed by the Finance Committee, future legislation, if any, by the Finance Committee may have a material adverse effect on our future results of operations.

At any given time, one or a limited number of clients may account for a large percentage of our revenue, which means we could face a greater risk of loss of revenue if we lose a major client.

Historically, a small number of clients have generated a large percentage of our direct revenue in any given period. In each of 2006 and 2005, no client provided more than 10% of our direct revenue, but our 10 largest clients provided approximately 40% of our direct revenue in 2006 and 42% of our direct revenue in 2005. Our late stage segment has experienced greater client concentration. For example, during 2006, direct revenue from one client in our late stage segment represented 11% of our late stage segment direct revenue in 2006, and four of our late stage segment clients provided approximately 36.5% of our late stage segment direct revenue in 2006 and 37.6% of our late stage segment direct revenue in 2005. Companies that constitute our largest clients vary from year to year and our direct revenue from individual clients fluctuates each year. If we lose one or more major clients in the future or if one or more clients encounter financial difficulties, our business, financial condition and results of operations could be materially and adversely affected.

We may incur significant taxes to repatriate funds.

On March 31, 2007, we had approximately $47.4 million of cash and marketable securities with approximately $8.1 million held in the United States, and approximately $39.3 million in all other foreign subsidiaries. As of December 31, 2006, we could repatriate limited amounts of cash without incurring additional significant U.S. tax liability. If a significant amount of cash is needed in the United States or we are not able to negotiate revised covenant terms on the Credit Facility, we may need to repatriate funds from foreign subsidiaries in a non-tax-efficient manner, which would require us to pay additional U.S. taxes.

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

If we are required to write-off goodwill or other intangible assets, our financial position and results of operations would be adversely affected.

For the twelve months ended December 31, 2006, we incurred a non-cash goodwill impairment charge of $7.9 million relating to our SPS operation, which historically received a significant portion of its business from our former Miami and Ft. Myers facilities. For the year ended December 31, 2005, we incurred a non-cash goodwill impairment charge of $20.3 million relating to our Miami operations. These charges had a material adverse effect on our results of operations for the twelve-month periods ended December 31, 2006 and 2005. We had goodwill and other intangible assets of approximately $296.2 million as of December 31, 2006 and $307.0 million for the same period ending in 2005, which constituted approximately 53.3% of our total assets for 2006 and 54% of our total assets for 2005. We periodically evaluate goodwill and other intangible assets for impairment. In addition, the impairment of our Miami operations may adversely affect the goodwill of Clinical Pharmacology Services. Any future determination requiring the write off of a significant portion of our goodwill or other intangible assets could adversely affect our results of operations and financial condition.

Our business is subject to international economic, political and other risks that could negatively affect our results of operations or financial position.

A significant portion of our revenue is derived from countries outside the United States. Further, we anticipate revenue from international operations may grow in the future. Accordingly, our business is subject to risks associated with doing business internationally, including:

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

Our financial statements are denominated in U.S. dollars and accordingly, changes in the exchange rate between the Canadian dollar, Euros or other foreign currencies and the U.S. dollar could materially affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. Due to the acquisition of PharmaNet, which has locations worldwide, we are subject to exchange rate gains and losses for multiple currencies. We also may be subject to foreign currency transaction risk when our service contracts are denominated in a currency other than the currency in which we incur expenses or earn fees related to such contracts. For example, our Canadian operations often perform services for a fixed price denominated in U.S. dollars or in Euros while their payroll and other expenses are primarily Canadian dollar expenses. In 2005, we adopted a formal foreign currency risk hedging policy in attempt to mitigate this risk in the future. We initiated hedging transactions in 2005 to seek to mitigate our foreign currency risks. In 2006, we incurred a pre-tax loss from foreign currency transactions relating to our foreign operations for the year of approximately $3.3 million. As of March 31, 2007, we have incurred a pre-tax gain from foreign currency transactions relating to our foreign operations of approximately $0.4 million. We expect to expand our hedging programs during 2007. We cannot assure you that we will be successful in limiting risks associated with foreign currency transactions.

We could be adversely affected by tax law changes in Canada or in other jurisdictions.

Our operations in Canada currently benefit from favorable corporate tax arrangements. We receive substantial tax credits in Canada from both the Canadian federal and Quebec governments. Our Canadian operations employ a large number of research and development employees, which results in significant expenses related to these services. Due to the nature of these services, the Canadian government subsidizes a portion of these expenses through tax credits that result in a reduced effective tax rate as well as a significant deferred tax asset on our balance sheet. However, there is no assurance the credits will be fully realized. Further, any reduction in the availability or amount of these tax credits could have a material adverse effect on our profits and cash flow from our Canadian operations. Additionally, a large part of our net earnings is generated outside of the United States where tax rates are generally lower. If applicable foreign tax rates, particularly in Canada and Switzerland, increase, it will reduce our consolidated net earnings.

Governmental authorities may question our inter-company transfer pricing policies or change their laws in a manner that could increase our effective tax or otherwise harm our business.

As a U.S. company doing business in international markets through subsidiaries, we are subject to foreign tax and inter-company pricing laws, including those relating to the flow of funds between our company and our subsidiaries. Regulators in the United States and in foreign markets closely monitor our corporate structure and how we effect inter-company fund transfers. If regulators challenge our corporate structure, transfer pricing mechanisms or inter-company transfers, our operations may be negatively impacted and our effective tax rate may increase. Tax rates vary from country to country and if regulators determine that our profits in one jurisdiction need to be increased, we may not be able to fully utilize all foreign tax credits that are generated, which would increase our effective tax rate. We cannot assure you that we will be in compliance with all applicable customs, exchange control and transfer pricing laws despite our efforts to be aware of and to comply with such laws. Further, if these laws change, we may need to adjust our operating procedure and our business could be adversely affected.

Because we are smaller than our largest competitors, we may lack the resources needed to compete effectively.

There are a large number of drug development services companies ranging in size from one-person firms to full service, global drug development corporations. Intense competition may lead to price pressure or other conditions, which could adversely affect our business. Some of our competitors are substantially larger than us and have greater financial, human and other resources. We may lack the operating and financial resources needed to compete effectively.

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

We risk potential liability when conducting clinical trials, which could cost us significant amounts of money.

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

We may be subject to regulatory action, which in some jurisdictions includes criminal sanctions, if we fail to comply with applicable laws and regulations. Failure to comply can also result in the termination of ongoing research and disqualification of data collected during the clinical trials. This could harm our reputation, our prospects for future work and our operating results. A finding by the FDA that we are not in compliance with GLP standards for our laboratories, current GMP standards, and/or GCP standards for our clinical facilities could materially and adversely affect us. Similarly, a finding by the TPD that we are not in compliance with Canadian Good Manufacturing Practices, or Canadian GMP, standards, and/or Canadian Good Clinical Practices, or Canadian GCPs, and/or other legislative requirements for clinical trials in Canada, could materially and adversely affect us. In addition to the above United States and Canadian laws and regulations, we must comply with the laws of all countries where we do business, including laws governing clinical trials in the jurisdiction where the trials are performed. Failure to comply with applicable requirements could subject us to regulatory risk, liability and potential costs associated with redoing the trials, which could damage our reputation and adversely affect our operating results.

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

Our stock price can be extremely volatile and your investment could suffer a decline in value.

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

•

media articles such as the Bloomberg Reports; or

•

loss of a major client or contract.

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

Item 4.

Submission of Matters to a Vote of Security holders

Not applicable.

Item 5.

Other Information

Exhibits

(a) Exhibit Index

Exhibit Number	Description
10.1	Transaction Release and Discharge by and between Marc LeBel and Anapharm, Inc. (1)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

———————

(1)

Filed as an exhibit to the Form 8-K filed by the Company on March 30, 2007.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 10, 2007 by the undersigned, thereunto duly authorized.

PharmaNet Development Group, Inc.

/s/ JEFFREY P. MCMULLEN
Jeffrey P. McMullen, Chief Executive Officer (principal executive officer)

/s/ JOHN P. HAMILL
John P. Hamill, Chief Financial Officer (principal financial officer)

/s/ DAVID NATAN
David Natan, Chief Accounting Officer (principal accounting officer)