Form 10-Q
period 2007-06-30
PharmaNet Development Group Inc
filed 2007-08-09
CIK 1089542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2007

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

Yes ☐ No: ☑

The registrant has 18,896,577 shares of common stock outstanding as of July 30, 2007.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

1

Consolidated Balance Sheets June 30, 2007 (Unaudited) and December 31, 2006

1

Consolidated Statements of Operations (Unaudited) for the Three and

Six Months Ended June 30, 2007 and 2006

2

Consolidated Statements of Cash Flows (Unaudited) for the Six Months

Ended June 30, 2007 and 2006

3

Notes to Consolidated Financial Statements (Unaudited)

5

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

20

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

30

Item 4.     Controls and Procedures

31

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

33

Item 1A.  Risk Factors

35

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

46

Item 3.     Defaults Upon Senior Securities

46

Item 4.     Submission of Matters to a Vote of Security Holders

47

Item 5.     Other Information

47

Item 6.     Exhibits

47

Signatures

48

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$43,643,259	$45,331,484
Investment in marketable securities	6,338,874	8,422,699
Accounts receivable, net	128,707,992	109,187,958
Income tax receivable	1,917,812	775,552
Deferred income taxes	4,205,659	4,204,977
Prepaid expenses and other current assets	13,527,513	9,050,043
Construction in progress and land expected to be sold in sale-leaseback transaction	23,745,131	15,851,034
Assets from discontinued operations	5,021,843	7,176,506
Total current assets	227,108,083	200,000,253
Property and equipment, net	59,775,419	52,234,890
Goodwill, net	267,147,752	266,972,827
Other intangibles, net	27,819,395	29,196,942
Other assets, net	8,172,864	8,371,178
Total assets	$590,023,513	$556,776,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,765,571	$10,312,359
Accrued liabilities	38,856,217	26,426,659
Client advances, current portion	76,060,866	67,857,356
Capital lease obligations and notes payable, current portion	3,012,857	3,036,407
Liabilities associated with assets held for sale	23,745,131	15,851,034
Liabilities from discontinued operations	2,562,017	4,195,262
Total current liabilities	156,002,659	127,679,077
Client advances	2,643,455	2,785,888
Deferred income taxes	1,515,940	2,202,096
Line of credit	—	9,400,000
Capital lease obligations and notes payable	3,794,321	2,815,862
2.25% Convertible senior notes payable, due 2024	143,750,000	143,750,000
Other long term liabilities	12,468,075	8,503,954
Minority interest in joint venture	1,797,317	1,560,106
Commitments and contingencies
Stockholders’ equity
Preferred stock. $0.10 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized, 18,823,811 shares and 18,546,203 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	18,824	18,546
Additional paid-in capital	242,200,177	236,540,036
Retained earnings	11,812,770	12,636,265
Accumulated other comprehensive earnings	14,019,975	8,884,260
Total stockholders’ equity	$268,051,746	$258,079,107
Total liabilities and stockholders’ equity	$590,023,513	$556,776,090

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue
Direct revenue	$85,594,711	$72,837,375	$170,376,192	$147,261,369
Reimbursed out-of-pockets	23,408,605	23,806,956	46,370,187	52,883,741
Total net revenue	109,003,316	96,644,331	216,746,379	200,145,110
Costs and expenses
Direct costs	52,700,963	44,785,489	103,178,930	90,114,151
Reimbursable out-of-pocket expenses	23,408,605	23,806,956	46,370,187	52,883,741
Selling, general and administrative expenses	27,742,530	26,744,566	53,432,972	49,603,251
Provision for settlement of litigation	8,900,000	—	8,900,000	—
Impairment of goodwill	—	7,873,000	—	7,873,000
Total costs and expenses	112,752,098	103,210,011	211,882,089	200,474,143
Earnings (loss) from continuing operations	(3,748,782)	(6,565,680)	4,864,290	(329,033)
Other income (expense)
Interest income	475,663	551,025	1,017,501	896,503
Interest expense	(1,889,371)	(2,979,861)	(3,532,662)	(4,756,102)
Foreign exchange transaction gains (losses), net	(1,124,569)	(1,828,243)	(732,064)	(2,354,811)
Other income (expense), net	478,293	—	478,293	—
Total other income (expense)	(2,059,984)	(4,257,079)	(2,768,932)	(6,214,410)
Earnings (loss) from continuing operations before income taxes	(5,808,766)	(10,822,759)	2,095,358	(6,543,443)
Income tax expense (benefit)	(1,278,527)	(7,199,438)	504,625	(6,413,223)
Earnings (loss) from continuing operations Before minority interest in joint venture	(4,530,239)	(3,623,321)	1,590,733	(130,220)
Minority interest in joint venture	71,512	105,177	200,681	293,963
Net earnings (loss) from continuing operations	(4,601,751)	(3,728,498)	1,390,052	(424,183)
Earnings (loss) from discontinued operations, net of tax	81,927	(15,986,568)	722,276	(23,425,263)
Net earnings (loss)	$(4,519,824)	$(19,715,066)	$2,112,328	$(23,849,446)

Basic earnings (loss) per share:
Continuing operations	$(0.25)	$(0.21)	$0.07	$(0.02)
Discontinued operations	$0.01	$(0.88)	$0.04	$(1.30)
Net earnings (loss)	$(0.24)	$(1.09)	$0.11	$(1.32)
Diluted earnings (loss) per share:
Continuing operations	$(0.25)	$(0.21)	$0.07	$(0.02)
Discontinued operations	$0.01	$(0.88)	$0.04	$(1.30)
Net earnings (loss)	$(0.24)	$(1.09)	$0.11	$(1.32)
Shares used in computing earnings (loss) per share:
Basic	18,704,895	18,150,267	18,667,855	18,049,464
Diluted	18,704,895	18,150,267	18,916,778	18,049,464

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$2,112,328	$(23,849,446)
Loss (earnings) from discontinued operations	(722,276)	23,425,263
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	7,204,482	7,384,211
Amortization of deferred debt issuance costs	789,237	2,062,402
Provision for settlement of litigation	8,900,000	—
Impairment of goodwill	—	7,873,000
Loss on disposal of property and equipment	146,694	66,013
Minority interest	200,681	293,963
Share-based compensation expense	2,281,549	1,646,916
Changes in assets and liabilities:
Accounts receivable	(19,520,034)	(5,000,967)
Income tax receivable	(997,931)	(676,899)
Prepaid expenses and other current assets	(4,477,470)	2,575,598
Other assets	(590,923)	(200,116)
Accounts payable	1,453,212	580,813
Accrued liabilities	3,529,558	4,716,152
Client advances	8,061,077	9,495,548
Deferred income taxes	(686,838)	(6,646,200)
Other long term liabilities	883,969	—
Total adjustments	7,177,263	24,170,434
Net cash provided by operating activities - continuing operations	8,567,315	23,746,251
Net cash provided by operating activities - discontinued operations	61,533	5,163,527
Net cash provided by operating activities	8,628,848	28,909,778
Cash flows from investing activities:
Additional purchase price consideration from prior acquisitions	—	(2,000,000)
Purchase of property and equipment	(7,489,959)	(10,105,139)
Purchase of property and equipment related to assets held for sale	(7,894,097)	—
Proceeds from the disposal of property and equipment	23,773	8,255
Net sales of long term investments in marketable securities	2,083,825	4,457,827
Net cash used in investing activities - continuing operations	(13,276,458)	(7,639,057)
Net cash provided by investing activities - discontinued operations	1,182,161	61,612
Net cash used in investing activities	(12,094,297)	(7,577,445)
Cash flows from financing activities:
Borrowings on lines of credit	5,000,000	—
Payments on lines of credit	(14,400,000)	—
Payments on capital lease obligations and notes payable	(1,532,663)	(895,524)
Proceeds from sale/leaseback arrangement	7,894,097	—
Proceeds from stock issued under employee stock purchase and option plans	3,378,870	3,515,426
Net cash provided by financing activities	340,304	2,619,902
Net effect of exchange rate changes on cash	1,436,920	1,927,453
Net increase (decrease) in cash and cash equivalents	(1,688,225)	25,879,688
Cash and cash equivalents at beginning of period	45,331,484	30,668,417
Cash and cash equivalents at end of period	$43,643,259	$56,548,105

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Six Months Ended June 30,
	2007	2006
Supplemental disclosures:
Interest paid	$2,743,425	$2,700,616
Income taxes paid	$3,311,046	$2,440,620
Income taxes recovered	$204,941	$3,557,602
Supplemental disclosures of non-cash investing and finance activities:
Restricted stock units granted as long term incentive compensation to executives and board members	$1,062,500	$1,646,916
Capital lease obligations incurred	$2,000,356	$430,047
Capitalized leasehold incentives included in accrued liabilities	$—	$2,146,794

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the remaining quarters or for the year ending December 31, 2007.

As a result of the Company’s decision in May 2006 to discontinue operations in Florida, all financial results in this report reflect the Company’s continuing operations only, unless otherwise stated. In addition, certain reclassifications, primarily related to rent escalation clauses, leasor incentives and FIN 48 liabilities, have been made to the 2006 financial statement balances to conform to the 2007 presentation.

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006; and should be read in conjunction with the consolidated financial statements and notes thereto which appear in that report.

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Future events and their effects cannot be determined with absolute certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results will inevitably differ from those estimates, and such differences may be material to the Company’s financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors that are believed to be reasonable under the circumstances. These estimates and the Company’s actual results are subject to the risk factors referred to and incorporated by reference as listed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Earnings Per Share

The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) which requires dual presentation of net earnings per share, basic and diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by increasing the denominator to include additional common share equivalents. Due to the loss reported for the three month period ended June 30, 2007, 273,989 dilutive equivalents have been excluded from the calculation of diluted earnings per common share because their inclusion would be anti-dilutive. Included in diluted shares for the six month period ended June 30, 2007 are common stock equivalents relating to stock options and restricted stock units (“RSU” or “RSUs”) with a dilutive effect of 248,923 shares. Due to the loss reported for the three and six month periods ended June 30, 2006, 139,237 and 370,593 dilutive equivalents have been excluded from the calculation of diluted earnings per common share, respectively, since they were anti-dilutive.

Common stock equivalents representing stock options and RSUs of 493,408 shares and 495,075 shares of the Company’s common stock outstanding for the three and six month periods ended June 30, 2007, respectively, were not included in the computation of diluted earnings per share because their prices were greater than the average market price of the Company’s common stock during these periods. In addition, 1,055,238 and 794,764 of stock options and RSUs were not included in the computation of diluted earnings per share for the same three and six month periods ended June 30, 2006, respectively, because their inclusion would be anti-dilutive.

Share Based Compensation

The Company records its share based compensation under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123R”). The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

Share-based compensation expense is generally recognized over the stated vesting period with the terms of the arrangement. For the three and six month periods ended June 30, 2007, there were no unrecognized compensation costs related to unvested stock options as compared to $0.3 million and $0.6 million of share based compensation expense for unvested stock options for the same periods in 2006. For the three and six month periods ended June 30, 2007, share-based compensation expense of the Company’s employee stock purchase plan was approximately $0.2 million and $0.3 million, respectively, compared to $0 and $0.2 million for the same periods in 2006.

For the three and six month periods ended June 30, 2007, compensation expense related to RSUs was approximately $1.0 million and $2.0 million, respectively, compared to $1.0 million and $1.2 million for the same periods in 2006. As of June 30, 2007 and 2006, there was approximately $5.4 million and $7.0 million respectively, of unrecognized compensation cost related to unvested restricted stock and RSUs, which is expected to be recognized over a weighted-average period of approximately 1.5 years and 2.6 years, respectively.

Generally, options granted by the Company vest over a three year period. Historically, these options expire between 5 and 10 years or three months after separation of service. Except for options which were granted to our executive officers on August 3, 2007, the Company has not granted any stock options since December 2005.

In June 1999, the Company established a stock option plan, which is called the 1999 Stock Plan (the “Plan”). In June 2004, PDGI amended the Plan to broaden the types of awards which could be granted under the Plan to include grants of restricted common stock, RSUs and stock appreciation rights in addition to non-qualified and incentive stock options (collectively, the “Awards”) to employees, directors and consultants of the Company. The issuance and form of the Awards are at the discretion of the Company’s Board of Directors, except that the exercise price of options or stock appreciation rights may not be less than the fair market value at the time of grant.

As of June 30, 2007, there were 693,115 stock rights available for issuance under the Plan. On June 21, 2004, PDGI’s stockholders approved the 2004 Employee Stock Purchase Plan (the “ESPP”) permitting eligible participants (excluding executive officers) to purchase up to 150,000 shares of the Company’s common stock. The ESPP permits employees who are employed for at least 20 hours per week and who have been so employed for at least three months continuously by PDGI, or one of its designated subsidiaries, the option of purchasing common stock from PDGI at a 15% discount from the lower of the fair market value of such shares at the beginning of an offering period or the fair market value of such shares at the end of the offering period. Each offering period (except the initial period) is six months. Each eligible employee is granted an option to purchase such shares at the beginning of each offering period. In June 2007, PDGI’s stockholders approved an amendment to the ESPP, which increased the total number of shares of the Company’s common stock available under the ESPP to 550,000 shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. As of June 30, 2007 and 2006, there were 308,897 shares and 138,909 shares, respectively, issued under the ESPP.

As of June 30, 2007, there were 241,103 shares available for issuance under the Company’s Employee Stock Purchase Plan.

The following tables provide a summary of the Company’s stock option and RSU activity and related information for the six month period ended June 30, 2007:

Options	Number of Options	Weighted-Average Exercise Price
Outstanding as of 01/01/07	1,034,424	$25.68
Granted	––	––
Exercised	129,946	$18.42
Forfeited	8,943	$38.00
Outstanding and exercisable as of 06/30/07	895,535	$26.61

The total intrinsic value of options exercised during the three and six month periods ended June 30, 2007 were $1.0 million and $1.4 million, respectively, compared to $1.7 million and $3.0 million for the same periods in 2006. Intrinsic value is measured using the fair market value of the Company’s common stock less the applicable exercise price.

Nonvested Shares	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of 01/01/07	315,413	$19.58
Granted	33,618	$31.60
Vested	89,327	$19.04
Forfeited	21,043	$22.83
Outstanding as of 06/30/07	238,661	$21.19

Income Taxes

For the six month period ended June 30, 2007, the Company recorded income tax expense from continuing operations of approximately $0.5 million. The Company applies Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes (“SFAS 109”).” Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting known as temporary differences. We record the tax effect of these temporary differences as deferred tax assets or liabilities.

The Company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. These estimates include future taxable profits and losses in each jurisdiction. Based on these estimates, the company evaluates, on a quarterly basis whether it is more likely than not that deferred tax assets are realizable. If not, a valuation allowance is established. The Company has elected to deem its earnings and profits related to its foreign subsidiaries to be permanently reinvested; accordingly, no provision has been recorded for U.S. income taxes that might result from repatriation of these earnings.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for fiscal years beginning after December 15, 2006. On January 1, 2007, the Company adopted FIN 48; the impact of which is described in “Note I. Income Taxes.”

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is currently evaluating the impact of SFAS 157 and, if adopted, does not expect that it will have a material impact on the Company’s financial position or results of operations.

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

NOTE C. DISCONTINUED OPERATIONS

On May 17, 2006, the Miami-Dade Unsafe Structures Board (“USB”) announced a decision that required the Company to demolish the Company’s clinical and administrative office building located on Biscayne Boulevard in Miami, Florida (See “Note I. Commitments and Contingencies” in Form 10-K for the year ended December 31, 2006). As a result of that decision, upon the recommendation of the Company’s management, the Board of Directors of the Company authorized the closure of the Company’s operations in Florida consisting of the Miami and Ft. Myers locations. Shortly thereafter, the Company began an orderly completion of its ongoing contracts, a transfer of those contracts which had not been started by third parties, development of a plan for vacating the Miami facilities, the implementation of a termination program for employees located at those subsidiaries and other administrative tasks.

As more fully discussed below, in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”) and Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company recorded a goodwill impairment charge, asset write-downs of the Miami buildings and equipment, separation liabilities, the cost to demolish the Miami buildings and costs associated with the remediation of environmental issues and cessation of the use of equipment under operating leases. The assets, including those assets held for sale, liabilities, results of operations and cash flows of the subsidiaries based in Miami and Ft. Myers are separately reported for all periods presented as discontinued operations.

Impairment of Goodwill

During the three month period ended March 31, 2006, the Company recorded an impairment charge of $3.5 million to write-off the remaining goodwill associated with Miami operations as a result of a material decline in the Miami subsidiary’s revenue, profitability and cash flows. In addition, the Company also recorded a goodwill impairment charge of approximately $0.6 million in the first quarter of 2006 to write-down all of the goodwill related to the Ft. Myers operation. These impairment charges for Miami and Ft. Myers totaling $4.1 million are included in the loss from discontinued operations for the period ended March 31, 2006. As of December 31, 2006, all goodwill relating to discontinued operations had been fully written off.

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

Additionally, in the second quarter of 2006 the Company recorded a non-cash charge of approximately $4.9 million related to the write-down of fixed assets, which were located at its Florida facilities in Miami and Ft. Myers that would no longer be utilized.

In September 2006, the Company disposed of substantially all remaining fixed assets associated with discontinued operations. As a result of the disposal, the Company recorded an additional write-down of $0.4 million. The remaining property balance at June 30, 2007 was approximately $3.0 million, comprised of Miami land, which is included in assets of discontinued operations. The Company is currently assessing the value of the vacant land in Miami. In March 2007, the Company sold the former Clinical Pharmacology Associates (“CPA”) building for $1.3 million, resulting in a gain of $0.9 million which is included in its earnings from discontinued operations.

Asset Retirement Obligations and Accrued Liabilities

As of June 30, 2007, the Company has accrued liabilities of approximately $1.6 million (see table below). The separation obligations noted below include severance payments and estimated healthcare benefits for former employees. With the exception of payments due to a former officer, all severance payments associated with discontinued operations have been paid as of December 31, 2006.

The table below is a roll forward of asset retirement obligations and accrued liabilities recorded during the six month period ended June 30, 2007 in discontinued operations.

	Balance at	Accrued		Balance at
	December 31,	Charges	Cash	June 30,
	2006	(Reversals)	Payments	2007
Severance and healthcare costs	$1,420,691	$(210,608)	$833,021	$377,062
Demolition, asbestos and related costs	700,000	(61,178)	638,822	––
Contract termination costs	1,170,134	(103,431)	199,711	866,992
Real Estate property taxes	—	299,740	150,020	149,720
Sample storage fees	—	177,000	––	177,000
Other	––	27,782	10,446	17,336
	$3,290,825	$129,305	$1,832,020	$1,588,110

The above accrued liabilities are included in the accompanying condensed financial information under the caption “Liabilities from discontinued operations.” It is possible that actual costs associated with asset retirement obligations, and other separation obligations (such as self insured healthcare benefits to terminated employees) will differ from estimated accrued amounts. Any changes to these amounts will be recorded, as additional facts and circumstances require, during the period in which they become known. The “Liabilities from discontinued operations” included in the accompanying condensed financial information also include approximately $0.6 million in accounts payable and $0.4 million in advance payments for studies that have been subcontracted not reflected in the table above.

Condensed Financial Information

The assets and liabilities of the Miami and Ft. Myers locations included in discontinued operations are presented in the accompanying consolidated balance sheets under the captions “Assets from discontinued operations” and “Liabilities from discontinued operations.” The carrying amounts of the major classes of these assets and liabilities are as follows:

	June 30, 2007	December 31, 2006
Assets
Accounts receivable, net	$1,657,893	$3,572,556
Income tax receivable	317,331	317,331
Property and equipment, primarily land and building held for sale	3,046,619	3,286,619
Assets from discontinued operations	$5,021,843	$7,176,506
Liabilities
Accounts payable	$560,991	$462,421
Accrued liabilities	1,588,110	3,307,994
Client Advances	412,916	424,847
Liabilities from discontinued operations	$2,562,017	$4,195,262

At June 30, 2007 and December 31, 2006, accounts receivable are $1.7 million and $3.6 million, respectively, net of an allowance for doubtful accounts of $1.1 million and $1.0 million, respectively. The Company continues to pursue collections of remaining accounts receivable and will continue to evaluate the adequacy of its allowance for doubtful accounts.

The results of discontinued operations are included in the consolidated statements of operations as “Earnings (loss) from discontinued operations, net of tax.” The amounts for the three and six month periods ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue:
Direct revenue	$––	$2,803,258	$32,307	$8,498,388
Reimbursed out-of-pocket expenses	––	22,125	––	957,042
Total net revenue	––	2,825,383	32,307	9,455,430
Cost and Expenses:
Impairment of long-lived assets	––	15,550,159	––	18,598,018
Goodwill impairment	––	––	––	4,051,082
Purchase consideration due to stockholders	––	1,000,000	––	1,000,000
Salary, severance and healthcare costs	(109,273)	2,616,038	(207,608)	2,616,038
Demolition costs	––	700,000	(61,178)	700,000
Contract termination costs	(103,431)	1,007,890	(103,431)	1,007,890
Other costs and expense	130,777	8,852,773	624,409	17,882,813
Total costs and expenses	(81,927)	29,726,860	252,192	45,855,841
Other income (expense)
Interest income (expense)	––	(115,209)	––	(276,322)
Gain on disposal of long-lived assets	––	––	942,161	––
Total other income (expense)	—	(115,209)	942,161	(276,322)
Earnings (loss) before income taxes	81,927	(27,016,686)	722,276	(36,676,733)
Income tax (benefit)	––	(11,030,118)	––	(13,251,470)
Net earnings (loss) from discontinued operations	$81,927	$(15,986,568)	$722,276	$(23,425,263)
Earnings (loss) per share:
Basic	$0.01	$(0.88)	$0.04	$(1.30)
Diluted	$0.01	$(0.88)	$0.04	$(1.30)
Shares used in computing earnings (loss) per share:
Basic	18,704,895	18,150,267	18,667,855	18,049,464
Diluted	18,704,895	18,150,267	18,916,778	18,049,464

NOTE D. GOODWILL AND INTANGIBLE ASSETS

In connection with adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the company reassessed the useful lives and classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company’s intangible assets are approximately as follows:

		June 30, 2007			December 31, 2006
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Internally-developed software	5.0	$454,000	$(266,786)	$187,214	$454,000	$(221,386)	$232,614
Employment & non-compete agreements	3.4	1,192,000	(1,192,000)	––	1,192,000	(1,192,000)	––
Methodologies	4.1	2,568,000	(2,218,726)	349,274	2,568,000	(2,134,026)	433,974
Technology	5.0	3,859,000	(1,948,795)	1,910,205	3,859,000	(1,562,895)	2,296,105
Contracts & customer relationships	6.5	12,077,000	(4,754,298)	7,322,702	12,077,000	(3,892,751)	8,184,249
Subtotal		20,150,000	(10,380,605)	9,769,395	20,150,000	(9,003,058)	11,146,942
Intangible assets not subject to amortization:
Trade names	—	18,050,000	—	18,050,000	18,050,000	—	18,050,000

Total		$38,200,000	$(10,380,605)	$27,819,395	$38,200,000	$(9,003,058)	$29,196,942

Amortization expense for intangible assets for the three and six month periods ended June 30, 2007, were approximately $0.7 million and $1.4 million, respectively and approximately $0.7 million and $1.5 million for the same periods ended June 30, 2006. The following table provides information regarding the remaining estimated amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

2007	$2,755,095
2008	2,755,095
2009	2,621,788
2010	1,723,095
2011 and thereafter	1,291,869
$11,146,942

As of June 30, 2007, all intangible assets except goodwill and trade names were subject to amortization.

Under SFAS 142, the Company is required to perform an annual impairment test of its goodwill and indefinite-lived intangibles. On an annual basis, management assesses the composition of the Company’s assets and liabilities, as well as the events that have occurred and the circumstances which have changed, since the most recent fair value determination. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill and indefinite-lived intangibles below their carrying amounts, they will be tested for impairment. The Company will recognize an impairment charge if the carrying value of the asset exceeds the fair value determination. The impairment test the Company has selected, historically consisted of a 10 year discounted cash flow analysis including the determination of a terminal value, and requires management to make various assumptions and estimates including revenue growth, future profitability, peer group comparisons, and a discount rate which management believes are reasonable.

The impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting subsidiary to which goodwill has been assigned. The Company then compares the fair value of each reporting subsidiary to its carrying value, including goodwill. The Company estimates the fair value of each reporting subsidiary by estimating the present value of the reporting subsidiary’s future cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss.

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

The Company has completed both annual and interim tests during the year ended December 31, 2006. These tests indicated the fair value of the goodwill and other indefinite-lived intangible assets were equivalent to or greater than the recorded value as of December 31, 2006; no adjustment was made to the carrying value of the goodwill in the Company’s financial statements.

In June 2006, the Company recorded an impairment charge in continuing operations of approximately $7.9 million related to Specialized Pharmaceutical Services (“SPS”) formerly Clinical Pharmacology Services, a division of NDS, which provides data management and biostatistical services. While SPS contributed to earnings from operations for the first half of 2006, the outlook for the remainder of the year and future periods was significantly reduced because a large portion of SPS revenues related to projects being conducted at the Miami and Ft. Myers locations which the Company discontinued.

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

As of June 30, 2007, the Company had total net consolidated goodwill of $267.1 million which includes:

•

$232.6 million in goodwill related to the of PharmaNet acquisition;

•

$16.9 million in goodwill related to acquisition of Anapharm;

•

$14.3 million in goodwill related to the acquisition of Taylor;

•

$3.3 million in goodwill related to the acquisition of Keystone Analytical Inc. (“KAL”) formerly SFBC Analytical Laboratories Inc.

NOTE E. DEBT

Convertible Senior Notes Payable

In August and September 2004, the Company issued $143.8 million aggregate principal amount of its 2.25% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”). The Company’s net proceeds after repurchasing 820,000 shares of its common stock and transaction costs were approximately $113.0 million. Interest is payable on the Convertible Senior Notes semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2005. The Convertible Senior Notes are convertible into cash and, if applicable, shares of PDGI’s common stock based upon an initial conversion rate of 24.3424 shares per $1,000 in principal amount of the Convertible Senior Notes not to exceed 3,086,445 shares, subject to adjustment in certain circumstances. This results in an initial conversion price of approximately $41.08 per share. The Convertible Senior Notes are convertible at any time prior to the date of maturity and, upon conversion, holders of the Convertible Senior Notes will be entitled to receive cash up to the principal amount of the Convertible Senior Notes and, if applicable, shares of common stock pursuant to a formula contained in the Convertible Senior Notes. Upon a fundamental change, as defined in the Convertible Senior Notes, holders may require PDGI to repurchase all or a portion of their Convertible Senior Notes for cash at a price equal to 100% of the principal amount of the Convertible Senior Notes, plus accrued and unpaid interest. If a fundamental change occurs prior to August 15, 2009, PDGI is required to pay, in addition to the repurchase price, a make-whole premium in cash and/or common stock. On or after August 15, 2009 PDGI, may at its option, redeem the Convertible Senior Notes in whole or in part for cash at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed plus accrued and unpaid interest. On each of August 15, 2009, 2014 and 2019, holders may require the Company to re-purchase all or a portion of their Convertible Senior Notes at a purchase price in cash equal to 100% of the principal amount of the Convertible Senior Notes to be re-purchased plus accrued and unpaid interest. The Convertible Senior Notes are unsecured senior obligations and are effectively subordinated to all of PDGI’s existing and future secured indebtedness and to all existing and future liabilities of PDGI subsidiaries (including trade payables). The Company capitalized all costs related to the issuance of these Convertible Senior Notes in 2004, including approximately $1.1 million in one-time bonuses paid to executives directly related to the securing of the Convertible Senior Notes and credit facility, as amended and restated, (the “Credit Facility”) described below and amortizes the costs on a straight-line basis over the expected term of the Convertible Senior Notes which approximates the effective interest method.

Credit Facility

On October 14, 2006, the Company entered into a Fourth Amendment (the “Amendment”), to its Credit Facility with a syndicate of banks (the “Bank”). As a result of this Amendment, certain financial covenants and conditions in the Credit Facility were modified to reflect its current operations and business needs. The other material terms of the Amendment (i) require the Company to provide the Bank with additional financial reporting, (ii) permit the Company to enter into a sale-leaseback transaction for the Company’s Quebec City facility, and (iii) would require a temporary reduction in the amount of borrowing capacity under the Credit Facility to $22.5 million in the event the Company’s trailing twelve month EBITDA (as defined in the Credit Facility), or TTM, is materially below, by a certain percentage, the forecasts provided to the Bank. If the total amount of the Company’s outstanding loans exceeds $22.5 million at the time of the occurrence of such an event, the Company has no immediate obligation to repay these loans. If the TTM exceeds this threshold in future periods, the full borrowing capacity of the Credit Facility will be restored to $45.0 million. In conjunction with the Fourth Amendment, the Applicable Margin with respect to LIBOR Loans were increased by 25 basis points to 3.25% and the Applicable Margin with respect to Revolving Loans that are Prime Rate Loans were increased by 25 basis points to 2.25%, subject to change based upon certain leverage ratios.

In June 2007, the Company entered into a Fifth Amendment, to its Credit Facility. This amendment modified the Company’s financial reporting requirements to the Bank. This amendment had no impact on the covenants or borrowing capacity available to the Company on the line of Credit.

The principal balance outstanding on the Credit Facility at June 30, 2007 was $0 compared to $9.4 million at December 31, 2006. Although the outstanding balance of the Credit Facility is $0 at June 30, 2007 the Company may borrow against the credit line in the future to meet its cash needs. We are in compliance with the covenants and conditions contained therein at June 30, 2007. The obligations under the Credit Facility are guaranteed by each of our U.S. subsidiaries, is secured by a lien on the vacant land in Miami, Florida, a pledge of all of the assets of our U.S. operations and U.S. subsidiaries, and a pledge of 65% of the stock of certain of our foreign subsidiaries. The Credit Facility is due in December 2009. The U.S. assets collateralizing the Credit Facility are valued at approximately $399.8 million, including goodwill and intangible assets.

NOTE F. COMMITMENTS AND CONTINGENCIES

On March 12, 2007, the Company received notice that the SEC staff has secured a formal order of private investigation. The formal order relates to revenue recognition, earnings, company operations and related party transactions. The Company has been cooperating fully with the SEC. In late December 2005, the Company received an informal request from the SEC for documents relating to the duties, qualifications, compensation, and reimbursement of former officers and employees. This request also asked for a copy of the report to Senator Grassley by the Company’s independent counsel. In a second request, sent March 28, 2006, the SEC asked for information regarding related parties and transactions, duties and compensation of various employees, internal controls, revenue recognition and other accounting policies and procedures, and selected regulatory filings. As part of its investigation, the SEC staff has interviewed several former and current employees on the topics identified in the formal order. On June 11, 2007, the Company received a subpoena from the SEC for additional accounting documents. The Company has voluntarily complied with these requests and has produced and will continue to produce documents to the SEC.

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

On August 1, 2007, the Company issued a press release announcing that the Company had entered into an Agreement to settle the Federal Securities Action on the principal terms set forth in an Agreement to Settle Class Action. Pursuant to the terms of the settlement, the class will receive $28.5 million (less legal fees, administration and other costs). The Company recorded a charge of $8.9 million in the second quarter ended June 30, 2007 associated with the Agreement to Settle Class Action and other related litigation, of which the Company may elect to pay up to $4.0 million in stock, or in all cash. The stock will be valued according to the volume weighted average closing price for the ten trading days leading up to the date the district court enters an Order finally approving the settlement.

The Agreement to Settle Class Action is contingent upon the satisfaction of various conditions, including, but not limited to, preliminary approval by the district court and final approval by the court after notice to the class and a hearing. The Company cannot assure you that the settlement will be approved by the court or upheld if challenged by the class action.

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

A consolidated amended complaint was filed in the Federal Derivative Action on November 13, 2006. On January 11, 2007, the defendants filed a motion to dismiss that amended complaint. On July 24, 2007, the district court denied defendants' motion to dismiss the Federal Derivative Action.

The individuals named as defendants in the Federal Derivative Action and the Florida Circuit Court Derivative Action intend to vigorously defend against the lawsuits. As the outcome of these matters is difficult to predict, significant changes in the Company’s estimated exposures could occur.

As a result of the settlement of the Federal Securities Action, disclosed above, the Company’s applicable insurance policies to cover the derivative actions and other proceedings have been exhausted, and any amounts spent on settling or challenging these matters will be borne by the Company.

On March 21, 2006, another law firm made a demand for documents pursuant to Section 220 of the Delaware Code on behalf of an alleged shareholder (the “Demand”). The Demand was purportedly made to investigate potential wrongdoing, mismanagement or breaches of fiduciary duties by the Company’s Board of Directors in connection with clinical trials and financial reporting since January 1, 2003 and take action on behalf of the Company in the event that the board did not discharge its fiduciary duties. Additionally, the demand was purportedly brought to assess the impartiality of the Board of Directors to consider a demand to take action on behalf of the Company. The Demand sought certain meeting minutes of the Board of Directors and documents concerning the Company’s Board of Directors, financial statements, financial data reporting procedures and controls, auditing procedures and controls, recruitment and retention of clinical trial participants, clinical trials in Florida and Montreal, the Bloomberg Magazine articles, and any internal investigation relating to the foregoing. Additionally, the Demand requested all documents requested by or provided to the United States Senate Finance Committee or United States Food and Drug Administration, or United States Department of Justice. On May 12, 2006, the Company agreed to provide documents in response to the demand subject to an agreement narrowing the scope of the requests, ensuring the confidentiality of the documents, and limiting use of the documents to the purposes articulated in the Demand. No such agreements have been finalized. The Company has not heard from the law firm which made such demand since May 2006. Legal fees incurred in connection with the Demand could have a material adverse effect on future profitability. The Demand may also result in additional derivative litigation.

Employee Stock Purchase Plan and PharmaNet 401(k) Plan

On June 21, 2004, PDGI’s stockholders approved the ESPP permitting eligible participants (excluding executive officers) to purchase up to 150,000 shares of the Company’s common stock. The ESPP permits employees who are employed for at least 20 hours per week and who have been so employed for at least three months continuously by PDGI or one of its designated subsidiaries the option of purchasing common stock from PDGI at a 15% discount from the lower of the fair market value of such shares at the beginning of an offering period or the fair market value of such shares at the end of the offering period. Each offering period (except the initial period) is six months. Each eligible employee is granted an option to purchase such shares at the beginning of each offering period. In August 2006, PDGI’s stockholders approved an amendment to the ESPP which increased the total number of shares of the Company’s common stock available under the ESPP by 200,000 shares. At its June 2007 Annual Meeting, PDGI stockholders approved an amendment to the Purchase Plan, which increased the number of shares of our common stock reserved for issuance under such plan from 450,000 shares to 550,000 shares.

The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. As of June 30, 2007 and June 30, 2006, there were 308,897 shares and 138,909 shares, respectively, issued under the ESPP. The ESPP follows IRS guidelines for eligibility.

As of June 30, 2007 there were 241,103 shares available for issuance under the Company’s Employee Stock Purchase Plan.

The Company offers a 401(k) plan to its employees with annual matching contributions. The employer matching contribution level is determined by the Company’s Board of Directors, and these contributions vest ratably over a three-year period. Company matching contributions for all employees for the three and six month periods ended June 30, 2007 were $0.5 million and $1.2 million, respectively, compared to $0.5 million and $1.0 million, respectively for the three and six month periods ended June 30, 2006. PharmaNet has also provided defined contribution plans for employees of certain foreign subsidiaries with aggregate contributions of approximately $0.8 million and $1.5 million for the three and six month periods ended June 30, 2007, respectively, and $0.7 million and $1.3 million for the three and six month periods ended June 30, 2006, respectively.

PharmaNet has offered a 401(k) plan to its U.S. employees. Effective December 31, 2005, the PharmaNet 401(k) plan was amended to provide that it will not accept further plan contributions. After such date, PharmaNet employees were eligible to participate in the Company’s 401(k) plan. During 2005, the Company discovered the

PharmaNet 401(k) plan may have sustained certain operational defects. PharmaNet applied with the Internal Revenue Service to correct these 401(k) plan defects. During the three month period ended June 30, 2007, the Company resolved the matter with the IRS for a nominal amount, and as a result, reversed its accrual of approximately $0.5 million and recorded this amount as “Other income” in its results of operations for the three and six month periods ended June 30, 2007.

NOTE G. SEGMENT INFORMATION

Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”) requires a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company’s early stage segment consists primarily of the Company’s Phase I clinical trial services and the Company’s bioanalytical laboratories. The Company’s late stage segment consists primarily of Phase II through Phase IV services including consulting services. As referenced throughout this report, prior and current year financial results have been revised to exclude discontinued operations.

Segment information for the three month periods ended June 30, 2007 and 2006, respectively is as follows:

	Early Stage Development	Late Stage Development	Other Reconciling Items (1)	Total Continuing Operations (3)
Direct revenue
2007	$30,710,146	$54,884,565	$––	$85,594,711
2006	$22,141,129	$50,696,246	$––	$72,837,375
Depreciation and amortization
2007	$1,673,528	$1,958,997	$20,733	$3,653,258
2006	$1,769,790	$1,937,302	$––	$3,707,092
Goodwill Impairment
2007	$––	$––	$––	$––
2006	$––	$7,873,000	$––	$7,873,000
Operating income (loss)
2007	$4,410,203	$6,049,914	$(14,208,899)		$(3,748,782)
2006	$(647,464)	$336,352	$(6,254,568)		$(6,565,680)
Interest income
2007	$110,885	$363,365	$1,413	$475,663
2006	$71,651	$343,928	$135,446	$551,025
Interest expense
2007	$71,796	$32,297	$1,785,278	$1,889,371
2006	$92,649	$77,721	$2,809,491	$2,979,861
Total assets
2007	$156,369,336	$419,738,152	$8,894,182	$585,001,670	(2)
2006	$120,860,262	$391,950,584	$30,229,816	$543,040,662	(2)
Capital expenditures
2007	$3,971,215	$2,587,669	$5,150	$6,564,034
2006	$3,781,238	$2,541,122	$––	$6,322,360

———————

(1)

Represents corporate allocations and reclassifications.

(2)

Excludes assets of discontinued operations.

(3)

Segment related information for SPS on a stand alone basis for 2006 (noted in the table below) has been reclassified from early stage operations as originally reported in the June 30, 2006 Form 10-Q to late stage operations. Results for 2007 which are included in late stage operations have been provided for comparative purposes.

	Three Months Ended June 30,
Segment Information Related to SPS	2007	2006
Direct Revenues	$961,010	$1,311,163
Depreciation and amortization	61,380	(19,974)
Operating income	267,917	(7,485,288	)(a)
Total assets	7,653,225	852,109
Capital expenditures	$12,270	$2,691

———————

(a)

Includes impairment of goodwill of $7.9 million.

Segment information for the six month periods ended June 30, 2007 and 2006, respectively is as follows:

	Early Stage Development	Late Stage Development	Other Reconciling Items (1)	Total Continuing Operations (3)
Direct revenue
2007	$60,414,635	$109,961,557	$––	$170,376,192
2006	$48,207,176	$99,054,193	$––	$147,261,369
Depreciation and amortization
2007	$3,264,705	$3,898,849	$40,928	$7,204,482
2006	$3,537,523	$3,846,688	$––	$7,384,211
Goodwill Impairment
2007	$––	$––	$––	$––
2006	$––	$7,873,000	$––	$7,873,000
Operating income (loss)
2007	$9,451,283	$14,839,792	$(19,426,785)	$4,864,290
2006	$2,549,000	$8,516,371	$(11,394,404)		$(329,033)
Interest income
2007	$272,025	$735,950	$9,526	$1,017,501
2006	$138,393	$453,828	$304,282	$896,503
Interest expense
2007	$159,638	$51,298	$3,321,726	$3,532,662
2006	$186,066	$77,983	$4,492,053	$4,756,102
Total assets
2007	$156,369,336	$419,738,152	$8,894,182	$585,001,670	(2)
2006	$120,860,262	$391,950,584	$30,229,816	$543,040,662	(2)
Capital expenditures
2007	$13,645,655	$3,712,535	$26,222	$17,384,412
2006	$6,128,013	$4,407,223	$––	$10,535,236

———————

(1)

Represents corporate allocations and reclassifications.

(2)

Excludes assets of discontinued operations.

(3)

Segment related information for SPS on a stand alone basis for 2006 (noted in the table below) has been reclassified from early stage operations as originally reported in the June 30, 2006 Form 10-Q to late stage operations. Results for 2007 which are included in late stage operations have been provided for comparative purposes.

	Six Months Ended June 30,
Segment Information Related to SPS	2007	2006
Direct Revenues	$1,882,404	$2,575,671
Depreciation and amortization	54,505	(41,940)
Operating income	474,695	(6,918,138	)(a)
Total assets	7,653,225	852,109
Capital expenditures	$21,774	$7,462

———————

(a)

Includes impairment of goodwill of $7.9 million.

NOTE H. RELATED PARTY TRANSACTIONS

Loans Receivable from Officers/Stockholders

In connection with the acquisition of KAL, the Company entered into a five-year employment agreement with the former president of KAL. The agreement provided for, among other things, a loan of $1,000,000 repayable in equal installments of $200,000 plus interest of 4.45% per annum on each August 20th commencing in 2002, which is secured by a portion of the common stock issued to the employee. Provided the employee serves on a full-time basis, as defined, the Company will annually forgive $200,000 of the outstanding principal balance and accrued interest until the note is fully satisfied. In that regard, the Company amortized the note and accrued interest receivable to salaries expense on a straight-line basis over a five-year period. On August 20, 2006, the note along with the accrued interest was completely forgiven. As of December 31, 2006 the loan balance was $0.

Note Receivable from Minority Interest

In December 2005, the Company entered into a five-year promissory note with Novatia, LLC, in which its subsidiary, Taylor, owns a 25% interest. The agreement provides for a note of approximately $0.2 million with an interest rate of 6% per annum repayable in monthly payments of approximately $4,156 for 59 months. As of June 30, 2007, the loan balance was $0.2 million, which is reflected in “Other assets” in the consolidated balance sheet.

NOTE I. INCOME TAXES

Our effective tax rate for the six month period ended June 30, 2007 was an expense of 24.1% compared to benefit of 98.0% for the same period in 2006. This change is primarily attributable to certain discrete items and a change in the proportion of earnings from domestic and international operations.

At December 31, 2006, the Company had approximately $41.9 million of federal net operating losses for U.S. federal income tax purposes. The Company also has approximately $38.0 million of state net operating losses which will begin to expire in 2011. The Company maintains a full valuation allowance against both the federal and state net operating loss carryforwards, as the Company believes it is not likely that the benefits will be realized prior to expiration. In addition, the Company had approximately $2.5 million of foreign net operating losses that began expiring in 2006. The Company has determined that a significant portion of these net operating losses will not be realized prior to expiration, and therefore has a valuation allowance of approximately $0.5 million against these related deferred tax assets. The Company anticipates that it will continue to generate additional net operating tax losses in the U.S. operations at this time and will record future valuation allowance against such losses.

The Company received significant tax credits from the government of Canada relating to its research and development expenses. These credits lower our tax liability in Canada. We expect the nature of our early stage business and the generation of significant tax credits to continue. However, we cannot assure you as to the future amount of these credits on a quarterly or annual basis due to the mix of contracts and the related amounts of research and development activity. Further, the Company has placed a valuation allowance against certain of these credits, as the amount of credits earned currently exceed projected taxable income in Canada for which such credits can be used to reduce taxes.

PharmaNet generates a significant portion of its net earnings from foreign operations. PharmaNet’s non-U.S. and non-Canadian operations are based in Zurich, Switzerland where the effective tax rate is approximately 10%. The Swiss office subcontracts work to the non-U.S. and non-Canadian PharmaNet offices. Fees are based on a reimbursement to these offices for their operating costs, plus a fair markup based on appropriate transfer pricing comparables. The residual income in these non-U.S. and non-Canadian offices are taxed at their statutory rate, which is generally 10% to 37%. The Company has elected to deem its earnings and profits related to its foreign subsidiaries as permanently reinvested, accordingly, no provision has been recorded for U.S. income taxes that might result from repatriation of these earnings. The undistributed earnings of its foreign subsidiaries as June 30, 2007 are approximately $81.7 million.

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company maintains a $6.5 million liability for unrecognized tax benefits, which is comprised of $4.4 million related to items generating unrecognized tax benefits, $0.8 million and $1.4 million respectively for interest and related penalties to such items.

The Company recognizes interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses.

During the three and six month periods ended June 30, 2007 the Company recorded expense of $0.1 million and $0.2 million, respectively for interest expense related to FIN 48. The Company has recorded a liability of approximately $0.1 million in interest expense in the Consolidated Statement of Operations for the three month period ended June 30, 2007.

The Company’s U.S. subsidiaries have joined in the filing of a U.S. federal consolidated income tax return since acquisition in December 2004. The U.S. federal statute of limitations remains open for the years 2002 onward. The Company is subject to ongoing tax audits by the Internal Revenue Service for tax years ending December 31, 2004 and 2005. The Company believes that the results of these audits will not have a material effect on its financial position. The Company is scheduled to have a Quebec provincial audit for years 2003, 2004 and 2005 commence in the third quarter of this year.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

NOTE J. SUBSEQUENT EVENTS

On August 1, 2007, the Company entered into an Agreement to Settle Class Action regarding the settlement of its securities class action lawsuit (the “Agreement”).

Subject to the terms and conditions set forth in the Agreement, the Company has agreed to settle the foregoing Federal Securities Actions. Accordingly, the Agreement provides that the class will receive $28.5 million (less legal fees, administration and other costs). The Company recorded a charge of $8.9 million in the second quarter ended June 30, 2007 associated with the Agreement and other related litigation, of which the Company may elect to pay up to $4.0 million in stock or all in cash. The stock will be valued according to the volume weighted average closing price for the ten trading days leading up to the date of the Final Approval Order (as defined below).

The Agreement is contingent upon the satisfaction of various conditions, including, but not limited to, preliminary approval by the court and final approval by the court after notice to the class and a hearing (the “Final Approval Order”). We cannot assure you that the Agreement will be approved by the Court or upheld if challenged by the class.

Additionally, the Company is still attempting to resolve its derivative class action lawsuit. On July 24, 2007, the United States District Court for the District of New Jersey denied our motion to dismiss the derivative class action lawsuit. As a result of the Agreement disclosed above, the Company’s applicable insurance policies to cover these matters has been exhausted, and any amounts spent on settling or challenging the derivative lawsuit will be borne by the Company.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006.

Due to the Board of Directors’ decision, after management’s recommendation, in May 2006, to discontinue operations in Florida, all financial results in this report reflect our continuing operations only, unless otherwise stated (see “Note C. Discontinued Operations”).

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

Overview

We report our results of operations in two segments — early stage and late stage clinical development. Our early stage segment primarily includes the areas of Phase I bioequivalency clinical trials, bioanalytical services and support services. Our late stage segment primarily consists of the conduct of Phase II through IV clinical trials, data management and biostatistics, medical and scientific affairs, regulatory affairs and submissions, and provides software tools and services for use in clinical trials. Prior to 2005, we grew significantly through organic growth and acquisitions. We have not completed any acquisitions since December 2004. During 2006, we discontinued operations at our Miami and Ft. Myers facilities and focused our efforts on addressing issues which impacted us during 2005 as described throughout this report. Due to our decision to discontinue operations in Florida, all financial results in this report reflect our continuing operations only, unless otherwise stated. In addition, certain reclassifications, primarily related to rent escalation clauses, leasor incentives and FIN 48 liabilities, have been made to the 2006 financial statement balances to conform to the 2007 presentation.

Our net revenue consists primarily of fees earned for services performed under contracts with branded pharmaceutical, biotechnology and generic drug company clients. Typically, a portion of our contract fee is due upon signing of the contract, and the majority of the contract fee is generally paid in installments upon the achievement of certain agreed upon performance milestones. Because PharmaNet’s late-stage contracts are generally larger and longer in duration, it typically receives larger advance payments relative to our early stage contracts. Our contracts are generally terminable immediately or after a specified period following notice by the client. These contracts usually require payment to us of expenses to wind-down a study, fees earned to date, and in some cases a termination fee. Specifically, most of our contracts in our early stage segment are of short duration, and accordingly, we do not experience any significant terminations of contracts in progress. In contrast, our late stage segment typically performs services under long-term contracts, which are subject to a greater risk of delay or cancellation.

In our late stage business, we report revenue line items consisting of direct revenue and reimbursed out-of-pockets, together with an expense line item for reimbursable out-of-pocket expenses which will consist of travel and other expenses that are reimbursed by our clients.

We record our recurring operating expenses in three primary categories: (i) direct costs, (ii) selling, general and administrative expenses and (iii) reimbursable out-of-pocket expenses. Direct costs consist primarily of participant fees and associated expenses, direct labor and employee benefits, facility costs, depreciation associated with facilities and equipment used in conducting trials, and other costs and materials directly related to contracts. Direct costs as a percentage of net revenue vary from period to period, due to the varying mix of contracts and services performed and to the percentage of revenue arising from our early stage Canadian operations, which generally have higher direct costs. Selling, general and administrative costs consist primarily of administrative payroll, except for PharmaNet, overhead, advertising, legal and accounting expense, travel, depreciation and amortization related to amortizable intangibles. PharmaNet includes all payroll related costs as part of direct costs, and all office costs and depreciation as part of selling, general and administrative costs.

The gross profit margins on our contracts vary depending upon the nature of the services we perform for our clients. Gross profit margins for our early stage clinical development trials and bioanalytical services generally tend to be higher than those for our late stage trials, management and other services we perform. Within our early stage business, our gross profit margins are generally higher for trials that involve a larger number of participants, a longer period of study time and/or the performance of more tests. Gross profit margins for our services to branded drug clients generally tend to be higher than those for generic drug clients. In addition, our gross profit margins will vary based upon our mix of domestic and international business. Gross profit margins are calculated by dividing the gross profit excluding reimbursed out-of-pocket expenses by direct revenue.

Discontinued Operations

In connection with our decision to discontinue our Florida operations, we have incurred approximately $0.2 million in net costs; and approximately $0.9 million in net gain on the sale of the former CPA property during the six month period ended June 30, 2007.

During periods subsequent to June 30, 2007, we expect to incur the following cash expenditures in connection with our discontinued operations: (i) approximately $0.3 million remaining to be paid over a period of time for the separation payment made to a former officer; and (ii) approximately $0.9 million to be paid over time in connection with the early termination of certain service agreements for office equipment. In addition to these amounts, we expect to incur the following additional estimated amounts relating to potential issues associated with our discontinued operations: (i) between $0.1 million to $0.3 million for general and administrative expenses which are expected to be incurred through December 31, 2007; and (ii) the potential uncollectibility of certain accounts receivable from discontinued operations. Our current gross outstanding accounts receivable from discontinued operations as of June 30, 2007 is approximately $2.8 million which we have reserved approximately $1.1 million.

The foregoing amounts are our current estimates and are subject to change depending on actual amounts. We will update this disclosure as soon as more information becomes available.

Critical Accounting Estimates

The preparation of our financial statements requires our management to make estimates and assumptions, which affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the applicable period. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates and such differences may be material to our financial statements. Our management continually evaluates its estimates and assumptions, which are based on historical experience and other factors we believe to be reasonable under the circumstances. These estimates and our actual results are subject to known and unknown risks and uncertainties, including those discussed in the “Special Factors Relating to Our Business and Common Stock” section of Part II, Item 1A of this Form 10-Q. There have been no material changes in our critical accounting estimates or our application of these estimates in 2007, with the exception of the Canadian tax credits.

Results of Operations

The following table summarizes our results of continuing operations for the three month periods ended June 30, 2007 and  2006. With the exception of the tax rate, which is calculated as a percentage of loss from continuing operations before income tax, all percentages calculated are ratios of direct revenue.

	Three Months Ended June 30, 2007	% of Direct Revenue	Three Months Ended June 30, 2006	% of Direct Revenue	$ Change	% Change
Direct revenue	$85,594,711	100.0%	$72,837,375	100.0%	$12,757,336	17.5%
Direct costs	52,700,963	61.6%	44,785,489	61.5%	7,915,474	17.7%
Selling, general and administrative expenses	27,742,530	32.4%	26,744,566	36.7%	997,964	3.7%
Provision for settlement of litigation	8,900,000	10.4%	––	0.0%	8,900,000	100.0%
Impairment of goodwill	––	0.0%	7,873,000	10.8%	(7,873,000)	(100.0)%
Total other income (expense)	(2,059,984)	(2.4)%	(4,257,079)	(5.8)%	2,197,095	(51.6)%
Loss from continuing operations before income tax	(5,808,766)	(6.8)%	(10,822,759)	(14.9)%	5,013,993	(46.3)%
Income tax benefit	(1,278,527)	(22.0)%	(7,199,438)	(66.5)%	5,920,911	(82.2)%
Loss from continuing operations before minority interest in joint venture	(4,530,239)	(5.3)%	(3,623,321)	(5.0)%	(906,918)	25.0%
Minority interest in joint venture	71,512	0.1%	105,177	0.1%	(33,665)	(32.0)%
Net loss from continuing operations	(4,601,751)	(5.4)%	(3,728,498)	(5.1)%	(873,253)	23.4%
Earnings (loss) from discontinued operations, net of tax	81,927	0.1%	(15,986,568)	(21.9)%	16,068,495	100.5%
Net loss	$(4,519,824)	(5.3)%	$(19,715,066)	(27.1)%	$15,195,242	77.1%
Loss per share from continuing operations
Basic	$(0.25)		$(0.21)
Diluted	$(0.25)		$(0.21)

The following table summarizes our results of continuing operations for the six month periods ended June 30, 2007 and 2006. With the exception of the tax rate, which is calculated as a percentage of earnings (loss) from continuing operations before income tax, all percentages calculated are ratios of direct revenue.

	Six Months Ended June 30, 2007	% of Direct Revenue	Six Months Ended June 30, 2006	% of Direct Revenue	$ Change	% Change
Direct revenue	$170,376,192	100.0%	$147,261,369	100.0%	$23,114,823	15.7%
Direct costs	103,178,930	60.6%	90,114,151	61.2%	13,064,779	14.5%
Selling, general and administrative expenses	53,432,972	31.4%	49,603,251	33.7%	3,829,721	7.7%
Provision for settlement of litigation	8,900,000	5.2%	––	0.0%	8,900,000	100.0%
Impairment of goodwill	––	0.0%	7,873,000	5.3%	(7,873,000)	(100.0)%
Total other income (expense)	(2,768,932)	(1.6)%	(6,214,410)	(4.2)%	3,445,478	(55.4)%
Earnings (loss) from continuing operations before income tax	2,095,358	1.2%	(6,543,443)	(4.4)%	8,638,801	(132.0)%
Income tax expense (benefit)	504,625	24.1%	(6,413,223)	(98.0)%	6,917,848	(107.9)%
Earnings (loss) from continuing operations before minority interest in joint venture	1,590,733	0.9%	(130,220)	(0.1)%	1,720,953	(1321.6)%
Minority interest in joint venture	200,681	0.1%	293,963	0.2%	(93,282)	(31.7)%
Net earnings (loss) from continuing operations	1,390,052	0.8%	(424,183)	(0.3)%	1,814,235	(421.7)%
Earnings (loss) from discontinued operations, net of tax	722,276	0.4%	(23,425,263)	(15.9)%	24,147,539	(103.1)%
Net earnings (loss)	$2,112,328	1.2%	$(23,849,446)	(16.2)%	$25,961,774	(108.9)%
Earnings (loss) per share from continuing operations
Basic	$0.07		$(0.02)
Diluted	$0.07		$(0.02)

Direct Revenue

Direct revenue, which does not include reimbursed out-of-pocket expenses, was $85.6 million for the three month period ended June 30, 2007, compared to $72.8 million for the corresponding period ended June 30, 2006. Direct revenue was $170.4 million for the six month period ended June 30, 2007 compared to $147.3 million for the corresponding period ended June 30, 2006. This represents an increase of 17.5% and 15.7%, respectively for the three month and six month periods ended June 30, 2007 compared to the same periods in 2006. The increase in both the three and six month period is attributable to an increase in revenues of 38.7% in our early stage segments and 8.3% in our late stage segments. The increase in the six month period is attributable to an increase in revenues of 25.3% in our early stage segments and 11.0% in our late stage segments.

For the three month period ended June 30, 2007, direct revenue was approximately $39.0 million from U.S. operations and $46.6 million from foreign operations compared to $35.0 million from our U.S. operations and $37.8 million from foreign operations for the same three month period in 2006. For the six month period ended June 30, 2007, direct revenue was approximately $77.6 million from U.S. operations and $92.8 million from foreign operations compared to approximately $70.0 million from our U.S. operations and approximately $77.3 million from foreign operations for the same six month period in 2006. The increase in direct revenue for both U.S. and foreign operations for 2007 compared to the same periods in 2006 is consistent with the increased revenues and segment mix from our late and early stage businesses.

Direct Costs

Direct costs as a percentage of direct revenue increased to 61.6% for the three months ended June 30, 2007 compared to 61.5% for the same period in 2006. For the six month period ended June 30, 2007, direct costs as a percentage of direct revenue decreased to 60.6% from 61.2% for the same period in 2006. The decrease in direct costs as a percentage of direct revenue for the six month period ended June 30, 2006 is attributable to a significant decrease in direct costs as a percentage of revenue in our early stage operations offset by an increase in direct costs as a percentage of revenue at our late stage operations. In both of our early stage and late stage businesses, we often receive requests from our clients for a change in the scope of project. During the change order process, we may begin to perform additional work for a client while waiting for final client approval on the change order amount. This is done to avoid delays in the progress of a study. Unsigned change orders for the late stage segment were unusually high at the end of the second quarter 2007. We expect to close most of those change orders and recognize the associated revenue in the third quarter of 2007. However, there can be no assurances. For the six month period ended June 30, 2007, we experienced a significant improvement in our early stage bioanalytical and clinical businesses. Although we continue to experience pricing pressure in our early stage business, prices currently have stabilized. Additionally, some of the measures we have taken to reduce costs and change operations to address this pricing pressure have been successful. We expect this trend to continue for the immediate future, however, there can be no assurances that further pricing pressure will not develop. Direct costs in our early stage business as a percentage of revenue are higher in our clinical operations than in the bioanalytical operations.

Our early stage business has historically experienced periods of competition. However, during 2006, we concluded that the industry change with generic pricing would become permanent for the foreseeable future. As a result of this determination we began implementing steps in the third quarter of 2006 to reduce both direct and other costs at our Anapharm subsidiaries which comprises the majority of our early stage segments. These steps included headcount reductions, reduction of personnel through attrition, process changes to improve efficiencies, reduced reliance on outside contractors and other cost reductions. These measures yielded approximately $1.5 million in cost savings in 2006. During the first quarter of 2007, as a result of significantly increased backlog and business conditions, we discontinued the reduction of personnel and began recruiting for additional personnel. We continue to pursue cost reduction initiatives, however, there can be no assurance that these measures will be successful nor that the increased backlog will continue to generate increased levels of revenue due to the historic rates of cancellation in our early stage business and other factors.

Gross Profit Margins

Our gross profit margins as a percentage of direct revenue decreased to 38.4% from 38.5% for the three month period ended June 30, 2007 compared to the same period in the prior year. For the six month period ended June 30, 2007, gross profit margins as a percentage of direct revenue increased to 39.4% from 38.8% compared to the same period in the prior year. Since we perform a wide variety of services, all of which carry different gross margins, our future margins will vary from quarter-to-quarter and year-to-year based upon the mix of these contracts, our capacity levels at the time we begin the projects, and the amount of revenue generated for each type of service we perform. Even within category types, the amount of gross margins generated might vary due to the unique nature and size of each contract and project we undertake. This could impact our future profit margins and profit comparisons to historical levels. During the three and six month periods ended June 30, 2007, the early stage segment experienced significantly lower direct costs resulting in higher profit margins which were slightly offset by increased direct costs resulting in lower profit margins from the late stage segment compared to the same period in 2006. As noted above, unsigned change orders were unusually high at the end of the second quarter 2007. The change order process negatively impacted our late stage segment’s gross profit margin, as we incurred costs for such change orders with no associated revenues.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, or SG&A expenses, which includes corporate SG&A expenses, increased to approximately $27.7 million for the three month period ended June 30, 2007 compared to $26.7 million for the same period in the prior year. For the six month period ended June 30, 2007, SG&A expenses were $53.4 million compared to $49.6 million for the six month period in 2006. The increase in the six month period in SG&A expenses for the period ended June 30, 2007 compared to 2006, is primarily attributable to additional expenditures consistent with the expansion of our business, including additional administrative and other personnel costs, health and casualty insurance, increased sales, marketing, business development efforts and facility costs in 2007 related to the move to the new Quebec and Toronto facilities; offset by a decrease in legal fees. The moving costs to the new Quebec facility were $0.4 million in the second quarter of 2007. Commencing July 1, 2007, the rent expense for the new Quebec facility will be approximately $1.8 million per year in excess of previous levels.

As a percentage of direct revenue, our SG&A expenses decreased to 32.4% for the three month period ended June 30, 2007 compared to 36.7% for the same three month period ended June 30, 2006. As a percentage of direct revenue, our SG&A expenses decreased to 31.4%, for the six month period ended June 30, 2007 compared to 33.7% for the same six month period ended June 30, 2006. The decrease in both the three and six month periods is primarily attributable to an increase in direct revenue offset to a lesser extent, by additional expenditures in 2007.

Corporate SG&A expenses for the three month period ended June 30, 2007 amounted to $5.3 million compared to $5.9 million in same period in 2006. Corporate SG&A expenses for the six month period ended June 30, 2007 amounted to $10.5 million compared to $11.1 million in same period in 2006. This decrease for both the three and six month periods in 2007 compared to 2006 is primarily attributable to a decrease in legal fees related to events described throughout this report, of $0.5 million for the three month period ended June 30, 2007 and to $1.0 million for the six month period ended June 30, 2007, compared to $1.1 million for the three month period ended June 30, 2006 and $1.9 million for the six month period ended June 30, 2007; offset by increases in non-cash compensation expense related to RSUs for the six month period ended June 30, 2007 compared to 2006.

Provision for Settlement of Litigation

For the three month period ended June 30, 2007, the Company recorded a charge of $8.9 million for the settlement of the securities class action lawsuit and other litigation. For further discussion regarding this matter, refer to Note J. Subsequent Events.

Interest Income and Expense, Other Income

Our interest expense decreased to approximately $1.9 million for the three month period ended June 30, 2007 compared to approximately $3.0 million for the same period ended June 30, 2006. Our interest expense decreased to approximately $3.5 million for the six month period ended June 30, 2007, compared to approximately $4.8 million for the same period ended June 30, 2006. This decrease is primarily due to substantially lower loan balances, offset slightly by higher interest rates and a write-off of deferred finance costs in the three month period ended June 30, 2006. In May 2006, we agreed to permanently reduce the size of our credit facility, as amended and restated, referred to herein as the Credit Facility, from $90.0 million to $45.0 million. As a result of this reduction, we wrote-off approximately $1.2 million of deferred financing costs related to the Credit Facility in the second quarter of 2006.

Interest expense, includes amortization of deferred finance costs, which amounted to $0.4 million and $0.8 million for both the three and six months periods ended June 30, 2007 and 2006, respectively.

At June 30, 2007, the balance outstanding under our Credit Facility was $0. The current interest rate on this variable rate facility is approximately 8.1% on the revolving line of credit, excluding interest expense relating to unused borrowing capacity on our line of credit. Based upon a zero loan balance outstanding at June 30, 2007, and assuming no further borrowings are made and interest rates do not increase, the projected interest expense on the Credit Facility (and the fees paid on the unutilized portion of the Credit Facility) and convertible debt for the remainder of 2007 will be approximately $1.8 million excluding amortization of deferred finance costs. The remaining deferred financing costs of approximately $3.8 million relating to the convertible notes and remaining Credit Facility are being amortized over a period of between three and four years and are charged to interest expense.

For the three and six month periods ended June 30, 2007, we recorded approximately $0.5 million and $1.0 million in interest income compared to approximately $0.6 million and $0.9 million for the same periods ended June 30, 2006. This increase is primarily attributable to higher interest rates available on cash balances and investments and slightly higher average cash balances during 2007 compared to the same period in 2006.

During the three month period ended June 30, 2007, the Company resolved a 401(k) plan matter with the IRS for a nominal amount and as a result reversed its accrual of $0.5 million and recorded this amount as “Other income” in its results of operations for the three and six month periods ended June 30, 2007. Refer to Note F “Commitments and Contingencies” for further details.

Income tax

Our effective tax rate for the three months ended June 30, 2007 was a benefit of 22.0% compared to a benefit of 66.5% for the same three months ended in 2006. Our effective tax rate for the six months ended June 30, 2007 was an expense of 24.1%, compared to a benefit of 98.0% for the same six months ended in 2006. This was primarily attributable to certain discrete items and a change in the proportion of earnings between domestic and international operations.

At December 31, 2006, the Company had approximately $41.9 million of federal net operating losses for U.S. federal income tax purposes. The Company also has approximately $38.0 million of state net operating losses which will begin to expire in 2011. The Company maintains a full valuation allowance against both the federal and state net operating loss carryforwards, as the Company believes it is not likely that the benefits will be realized prior to expiration. In addition, the Company had approximately $2.5 million of foreign net operating losses that began expiring in 2006. The Company has determined that a significant portion of these net operating losses will not be realized prior to expiration, and therefore has a valuation allowance of approximately $0.5 million against these related deferred tax assets. The Company anticipates that it will continue to generate additional net operating tax losses in the U.S. operations at this time and will record future valuation allowances against such losses.

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

PharmaNet generates a significant portion of its net earnings from foreign operations. PharmaNet’s non-U.S. and non-Canadian operations are based in Zurich, Switzerland where the effective tax rate is approximately 10%. The Swiss office subcontracts work to the non-U.S. and non-Canadian PharmaNet offices. Fees are based on a reimbursement to these offices for their operating costs, plus a fair markup based on appropriate transfer pricing comparables. The residual income in these non-U.S. and non-Canadian offices are taxed at their statutory rate, which is generally 10% to 37%. We have elected under APB 23 to permanently reinvest earnings and profits related to its foreign subsidiaries, accordingly, no provision has been recorded for U.S. income taxes that might result from repatriation of these earnings. The undistributed earnings of its foreign subsidiaries as June 30, 2007 are approximately $81.7 million.

The Company adopted the provisions of FIN 48 effective January 1, 2007. As of June 30, 2007, the Company maintains a FIN 48 liability of $6.5 million for unrecognized tax benefits, which is comprised of $4.4 million related to items generating unrecognized tax benefits, $0.8 million and $1.3 million respectively for interest and related penalties to such items.

During the three and six month periods ended June 30, 2007 the Company recorded expense of $0.1 million and $0.2 million, respectively for interest expense related to FIN 48. The Company has recorded a liability of approximately $0.1 million in interest expense in the Consolidated Statement of Operations for the period ended June 30, 2007.

Our U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return since acquisition in December 2004. The U.S. federal statute of limitations remains open for the years 2002 onward. We are subject to ongoing tax audits by the Internal Revenue Service for tax years ending December 31, 2004 and 2005. We believe the results of these audits will not have a material effect on our financial position. We are scheduled to have a Quebec provincial audit for years 2003, 2004 and 2005 commencing in the third quarter of this year.

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

For the full year 2007, we expect our average effective tax rate excluding the provision for settlement of litigation to be approximately 18 - 20% based on current projections. We cannot be certain, however, that the changes in the operating income of our operations, or shifts in the location of the performance of work, or other expected factors such as FIN 48 described above will not adversely impact the effective tax rate.

Earnings (loss) Per Share

For the three month period ended June 30, 2007, net loss from continuing operations increased to $4.6 million from $3.7 million for the same period during 2006. For the six month period ended June 30, 2007, net earnings (loss) from continuing operations increased to income of $1.4 million from a loss of $0.4 million for the same period during 2006. On a diluted basis, our loss per share was $0.25 for the three months ended June 30, 2007 compared to loss per share of $0.21 for the three month period ended June 30, 2006. The principal reasons for the change in net earnings (loss) for both the three and six month periods were primarily due to the provision recorded for the settlement of litigation of $8.9 million, offset by a significant increase in earnings in our early stage segment and a decrease in earnings in our late stage segment, excluding prior year SPS charge, and a reduction in other income and expense due to a slight improvement in foreign exchange losses, reduction of interest expense, and reversal of pre-acquisition accrual which resulted in $0.5 million of income. For the three months ended June 30, 2007, we had 18,704,895 diluted shares of common stock outstanding compared to 18,150,267 shares for the same period in 2006. The change is primarily attributable to previously issued RSUs and the exercise of stock options. For the six months ended June 30, 2007, we had 18,916,778 diluted shares of common stock compared to 18,049,464 shares of diluted stock for the same period in 2006. If our average common stock price exceeds $41.08 during a reporting period, we will be required to include additional shares in calculating the weighted average number of fully diluted shares due to our convertible notes. The amount of additional shares will be calculated comparable to the treasury method used for in-the-money stock options.

Liquidity and Capital Resources

At June 30, 2007, we had cash, cash equivalents and marketable securities of approximately $50.0 million, and working capital (which includes the assets and liabilities of discontinued operations) of $71.1 million, compared to $60.3 million of cash, cash equivalents and marketable securities and working capital of $56.6 million at June 30, 2006. For the six months ended June 30, 2007, net cash provided by continuing operating activities was $8.6 million compared to $23.7 million for the corresponding period during the prior year. The decrease in cash flow from continuing operating activities is primarily due to the following changes in operating assets and liabilities: which were an increase of $19.5 million in accounts receivable, $1.0 million in income tax receivable and $4.5 million in prepaid expenses and other current assets, offset by increases of $1.5 million in accounts payable, $3.5 million in accrued liabilities, $8.1 million in client advances and $0.9 million in other long term liabilities.

For the six month period ended June 30, 2007, net cash used in investing activities was $13.3 million compared to $7.6 million for the corresponding period during the prior year. During the first six months of 2007, we used approximately $15.4 million for capital expenditures, including $7.9 million of construction costs (paid for by the investor that owns the new Quebec facility as part of the sale-leaseback transaction described below) for the new Quebec facility, compared to $10.1 million in capital expenditures for the corresponding period during the prior year. Additionally, during the six months ended June 30, 2007, our receipt of proceeds of marketable securities increased to $2.1 million as compared to $4.5 million during the prior year as a result of the redemption or sale of investments in marketable securities.

For the six months ended June 30, 2007, net cash provided by financing activities was $0.3 million compared to $2.6 million in the corresponding period during the prior year. The decrease in cash received from investing activities is primarily attributable to $9.4 million in net payments on our Credit Facility and principal repayment of $1.5 million on capital lease obligations, offset by approximately $7.9 million in investor payments related to the construction of our Quebec City facility. Additionally, during the six months ended June 30, 2007, we received $3.4 million in proceeds from stock option exercises and our employee stock purchase program compared to $3.5 million in proceeds from option exercises and our employee stock purchase program in the corresponding period last year.

On October 14, 2006, we entered into a Fourth Amendment, referred to herein as the Amendment, to our Credit Facility with a syndicate of banks. As a result of this Amendment, certain financial covenants and conditions in the Credit Facility were modified to reflect our current operations and business needs. The other material terms of the Amendment (i) require us to provide the Bank with additional financial reporting, (ii) permit us to enter into a sale-leaseback transaction for its Quebec City facility, and (iii) would require a temporary reduction in the amount of borrowing capacity under the Credit Facility to $22.5 million in the event our trailing twelve month EBITDA (as defined in the Credit Facility), or TTM, is materially below, by a certain percentage, the forecasts provided to the Bank. If the total amount of our outstanding loans exceeds $22.5 million at the time of the occurrence of such an event, we have no immediate obligation to repay these loans. If the TTM exceeds this threshold in future periods, the full borrowing capacity of the Credit Facility will be restored to $45.0 million. In conjunction with the Fourth Amendment, the Applicable Margin with respect to LIBOR Loans was increased by 25 basis points to 3.25% and the Applicable Margin with respect to Revolving Loans that are Prime Rate Loans was increased by 25 basis points to 2.25%, subject to change based upon certain leverage ratios.

In June 2007 we entered into a Fifth Amendment. This amendment modified our financial reporting requirements to the Bank. This amendment had no impact on the covenants or borrowing capacity available to us on the line of credit.

The principal balance outstanding on the Credit Facility at June 30, 2007 was $0 compared to $9.4 million at December 31, 2006. Although the outstanding balance of the Credit Facility was $0 at June 30, 2007, we may borrow against the Credit Facility in the future to meet our cash needs. We are in compliance with the covenants and conditions contained therein at June 30, 2007. The obligations under the Credit Facility are guaranteed by each of our U.S. subsidiaries, are secured by a lien on the vacant land in Miami, Florida, a pledge of all of the assets of our U.S. operations and U.S. subsidiaries, and a pledge of 65% of the stock of certain of our foreign subsidiaries. The facility is due in December 2009. The U.S. assets collateralizing the Credit Facility are approximately valued at $399.8 million including goodwill and intangible assets.

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

When we purchased New Drug Services, Inc., also referred to herein as NDS, in 2002, we agreed to pay the seller additional purchase consideration based upon NDS’ future operating results over a three year period commencing September 30, 2002. Although NDS was profitable, except for approximately $0.5 million in guaranteed payments, we have not paid any additional purchase consideration. Beginning in 2005, we began tracking on a stand-alone basis the core business of that subsidiary as it existed as of the date of acquisition and PharmaNet began operating our Charlotte, North Carolina based late stage business. As a result, we entered into an amendment of our earn-out agreement with the former shareholders of NDS, and, based upon the profitability of the core business, we paid $2.0 million in April 2006 to the former shareholders of NDS.

We anticipate spending between $9.5 million and $11.5 million in capital asset expenditures for the remainder of 2007, consisting primarily of new bioanalytical equipment and maintenance (excluding construction costs related to the new Quebec facility) expenditures.

On October 16, 2006, we and our subsidiary Anapharm entered into an agreement to sell its Quebec City facility, also referred to herein as the Facility, which is currently under construction and which is expected to house all of Anapharm, Inc.’s Quebec City operations commencing in the second quarter of 2007, to a third-party Canadian investor, also referred to herein as the Investor. The Investor, pursuant to the terms of the agreement, simultaneously agreed to lease the Facility back to us. Upon execution of the agreement, we received approximately $11.2 million Canadian dollars (or approximately $9.8 million U.S. dollars based upon the conversion rate on October 16, 2006) from the Investor. Commencing in June 2007, we began paying rent to the Investor for the use of the Facility.

Under the terms of the agreement, the Investor was required to pay the remaining construction costs to complete the Facility, up to an amount of $17.5 million. Any construction costs incurred above $17.5 million up to a maximum amount of $18.0 million will result in an adjustment to the base rent in the lease agreement. Any construction costs in excess of $18.0 million will be borne by us. Since that time the Investor has made all required payments to the builder of the Quebec property. In the event the Investor is unable to pay all of the on-going constructions costs, we will be required under its existing construction contract to make such payments to the builder. As of the date of this report the Investor had paid a total of $23.7 million for the building and land cost. As of July 30, 2007 the estimated remaining construction costs were nominal. In the event we are required to pay any construction costs, we will receive a rent subsidy for the equivalent value from the Investor. Based on the financial strength of the Investor, we believe it is likely the Investor will make these payments.

Under the terms of Statement of Financial Accounting Standards No. 98 “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate”, our contingent liability to the builder as well our involvement in ensuring the building is designed and built to properly meet its operational need, constitutes “continuing involvement.” As of July 30, 2007 the building was nearly 100% completed and fully occupied. Although the construction project is under budget and highly unlikely to incur any cost overrun, the sale –leaseback for accounting purposes cannot be completed until all required building documentation is completed and the company no longer has any legal liability for construction payments. Therefore, we will continue to classify the Quebec City building as “construction in progress and land expected to be sold in sale-leaseback transaction” on the balance sheet along with a corresponding liability until these final approvals are obtained. The sale lease-back is expected to be completed in the third quarter of 2007. This accounting treatment has no impact on our Credit Facility or liquidity or on our earnings from operations

Based upon our cash balances and cash flows from operations, we believe we have adequate working capital to meet our operational needs for the next 12 months.

In order to provide a liquidity metric that enables investors to benchmark us against others in the industry, we calculate days’ sales outstanding, also referred to herein as DSO, for each three month period for continuing operations. DSO’s are calculated by taking the consolidated accounts receivable balance for continuing operations at the end of a period, and subtracting both short term and long term client advances balances for continuing operations at the end of the period. The resulting number is divided by average net revenue per day for continuing operations for the three month period. For the three month period ended June 30, 2007, our DSO was 42 days. We expect our annual DSO to be between 35 – 42 days.

Capital Expenditures and Commitments

During the three and six months ended June 30, 2007, we incurred approximately $4.1 million and $9.5 million, respectively for capital expenditures, which includes $2.0 million financed through capital lease obligations. For the three and six month periods ended June 30, 2007, approximately $2.5 million and $7.9 million, respectively, was attributable to the construction of our new Phase I facility in Quebec and paid by the Investor directly to the builder. We expect to expend between $9.5 million and $11.5 million in capital asset expenditures (excluding construction costs related to the new Quebec facility) for the remainder of 2007, consisting primarily of new bioanalytical laboratory computer equipment.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. At June 30, 2007, these non-cancelable purchase obligations were not materially different than those disclosed in the Contractual Commitments table contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Under our agreement with our joint venture partner in Spain, we are required to fund the working capital of Anapharm Europe, S.L. Since that operation generates sufficient cash flow from operations, we have not had to provide it any working capital nor do we expect to be required to do so in the immediate future.

When we purchased New Drug Services, Inc. in 2002, we agreed to pay the seller additional purchase consideration based upon New Drug Services’ future operating results over a three year period commencing September 30, 2002. Although New Drug Services was profitable, except for approximately $0.5 million in guaranteed payments, we have not paid any additional purchase consideration. Beginning in 2005, we began tracking on a stand-alone basis the core business of that subsidiary as it existed as of the date of acquisition and PharmaNet began operating our Charlotte, North Carolina based late stage business. As a result, we entered into an amendment of our earn-out agreement. Based upon the profitability of the core business, we paid $2.0 million in April 2006 to the former shareholders of NDS.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in some of our financial instruments. These instruments are carried at fair value on our financial statements. We are subject to currency risk due to our foreign operations. We are also subject to interest rate risk on our Credit Facility as described below. We have not entered into any market risk sensitive instruments for trading purposes.

Market Risk

In 2007 and 2006, we purchased certain debt securities. We classify our investments in debt securities as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments classified as available-for-sale are carried at fair value based on quoted market prices. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive earnings, net of applicable deferred income taxes. For the three month periods ended June 30, 2007 and 2006, the unrealized gain on investments in marketable securities was insignificant. Cost is determined on the actual purchase price of the marketable security for determining realized gains and losses. For the three month periods ended June 30, 2007 and 2006, there were no material realized gains or losses. As of June 30, 2007 and December 31, 2006, we had approximately $6.3 million and $8.4 million, respectively, in investments in marketable securities.

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

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, convertible senior notes and notes payable. At June 30, 2007, the fair value of these instruments approximates their carrying amounts.

Currency Risk

For both the three and six month periods ended June 30, 2007 our foreign subsidiaries accounted for 54.5%, respectively, of the direct revenue. The significant growth of the foreign subsidiaries has created the need to engage in hedging activities to protect our forecasted growth. We have focused on protecting our Canadian as well as our European operations from currency fluctuations. At our foreign operations where the local currency is the functional currency, assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the end of the applicable reporting period. Revenue and expenses of our foreign operations are translated at the average exchange rate during the period. Prior to our acquisition of PharmaNet our currency translation risks arose primarily from our Canadian operations. The aggregate effect of translating the financial statements of our foreign operations is included in a separate component of stockholders’ equity entitled “Accumulated Other Comprehensive Earnings.” For the three and six month periods ended June 30, 2007 we had a pre-tax loss from foreign currency transactions of $1.1 million and $0.7 million, compared to a pre-tax loss of $1.8 million and $2.4 million, respectively, for the corresponding periods in 2006.

Interest rate risk

We have a $45.0 million Credit Facility. At June 30, 2007, our outstanding balance under the Credit Facility was $0. The interest rate on the Credit Facility is LIBOR based and variable. The Credit Facility is secured by substantially all of our U.S. assets and a pledge of 65% of the capital stock of certain of our foreign subsidiaries. Changes in interest rates and LIBOR in particular, will affect our cost of funds under this facility. A 10% change in our variable rate Credit Facility would result in a change in annual interest expense of approximately $0.1 million.

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

Based on their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic reports filed with the SEC as of the end of the period covered by this report. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur.

(b) Changes in Internal Controls

There has been no change in our internal control over financial reporting which occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

On March 12, 2007, we received notice that the SEC staff had secured a formal order of private investigation. The formal order relates to revenue recognition, earnings, company operations and related party transactions. We have been cooperating fully with the SEC. In late December 2005, we received an informal request from the SEC for documents relating to the duties, qualifications, compensation, and reimbursement of former officers and employees. This request also asked for a copy of the report to Senator Grassley by our independent counsel. In a second request, sent March 28, 2006, the SEC asked for information regarding related parties and transactions, duties and compensation of various employees, internal controls, revenue recognition and other accounting policies and procedures, and selected regulatory filings. As part of its investigation, the SEC staff has interviewed several former and current employees on the topics identified in the formal order. On June 11, 2007, we received a subpoena from the SEC for additional accounting documents. We have voluntarily complied with these requests and have produced and will continue to produce documents to the SEC.

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

On August 1, 2007, we issued a press release announcing that we had entered into an Agreement to settle the Federal Securities Action on the principal terms set forth in an Agreement to Settle Class Action. Pursuant to the terms of the settlement, the class will receive $28.5 million (less legal fees, administration and other costs). We recorded a charge of $8.9 million in the second quarter ended June 30, 2007 associated with the Agreement to Settle Class Action and other related litigation, of which we may elect to pay up to $4.0 million in stock, or in all cash. The stock will be valued according to the volume weighted average closing price for the ten trading days leading up to the date the district court enters an Order finally approving the settlement. The Agreement to Settle Class Action is contingent upon the satisfaction of various conditions, including, but not limited to, preliminary approval by the district court and final approval by the court after notice to the class and a hearing. We cannot assure you that the settlement will be approved by the court or upheld if challenged by the class. Beginning in late December 2005, a total of five stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida and the United States Court for the District of New Jersey against certain of our current and former officers and directors, as well as PDGI (as a nominal defendant) for alleged violations of state and federal law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, disgorgement under the Sarbanes-Oxley Act of 2002 and violation of Section 14(a) of the Securities Exchange Act of 1934, such actions are referred to herein as the Federal Derivative Actions. We were served notice of these lawsuits in early January 2006. The Federal Derivative Actions allege that the individual defendants misrepresented and engaged in a conspiracy to misrepresent our business condition, prospects and financial results, failed to disclose our allegedly improper and reckless business practices, such as mismanagement of clinical trials and mistreatment of research participants, used our artificially inflated stock to acquire other companies and complete public offerings and engaged in illegal insider trading. Beginning in late January 2006, two substantially similar derivative actions were filed in Florida Circuit Court, also referred to herein as the Florida Circuit Court Derivative Action. On June 21, 2006, the Judicial Panel for Multidistrict Litigation transferred the Federal

Derivative Actions pursuant to 28 U.S.C. § 1407 for pre-trial proceedings in the District of New Jersey where they were later consolidated; such consolidated action is referred to herein as the Federal Derivative Action.

Following the decision of the Judicial Panel for Multidistrict Litigation and the decision to consolidate all of the Federal Derivative Actions in the District of New Jersey, the Florida Circuit Court entered an order staying those cases pending final resolution of the Federal Derivative Action.

A consolidated amended complaint was filed in the Federal Derivative Action on November 13, 2006. On January 11, 2007, the defendants filed a motion to dismiss that amended complaint. On July 24, 2007, the district court denied defendants' motion to dismiss the Federal Derivative Action.

The individuals named as defendants in the Federal Derivative Action and the Florida Circuit Court Derivative Action intend to vigorously defend against the lawsuits. As the outcome of these matters is difficult to predict, significant changes in our estimated exposures could occur.

As a result of the settlement of the Federal Securities Action, disclosed above, our applicable insurance policies to cover the derivative actions and other proceedings have been exhausted and any amounts spent on settling or challenging these matters will be borne by us.

On March 21, 2006, another law firm made a demand for documents pursuant to Section 220 of the Delaware Code on behalf of an alleged shareholder, also referred to herein as the Demand. The Demand was purportedly made to investigate potential wrongdoing, mismanagement or breaches of fiduciary duties by our Board of Directors in connection with clinical trials and financial reporting since January 1, 2003 and take action on behalf of us in the event that our Board of Directors did not discharge its fiduciary duties. Additionally, the Demand was purportedly brought to assess the impartiality of the Board of Directors to consider a demand to take action on behalf of us. The Demand sought certain meeting minutes of the Board of Directors and documents concerning our Board of Directors, financial statements, financial data reporting procedures and controls, auditing procedures and controls, recruitment and retention of clinical trial participants, clinical trials in Florida and Montreal, the Bloomberg Magazine articles, and any internal investigation relating to the foregoing. Additionally, the Demand requested all documents requested by or provided to the United States Senate Finance Committee or United States Food and Drug Administration, or United States Department of Justice. On May 12, 2006, we agreed to provide documents in response to the demand subject to an agreement narrowing the scope of the requests, ensuring the confidentiality of the documents, and limiting use of the documents to the purposes articulated in the Demand. No such agreements have been finalized. We have not heard from the law firm which made such demand since May 2006. Legal fees incurred in connection with the Demand could have a material adverse effect on future profitability. The Demand may also result in additional derivative litigation.

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

Item 1A.

Risk Factors

You should carefully consider the following risks and all of the other information set forth in this Form 10-Q before deciding to invest in shares of our common stock. The risks described below are not the only ones facing us. Additional risks not presently known to us, or that we currently deem immaterial may also impair our business operations.

If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In such case, the market price of our common stock would likely decline due to the occurrence of any of these risks, and you may lose all or part of your investment.

Risks Associated with Recent Actions, Inquiries and Lawsuits

While we have insurance coverage in connection with the pending class and derivative actions, the current proposed settlement exceeds our insurance coverage and there will be no additional coverage for the derivative actions.

We are subject to a number of class actions and derivative actions in federal court, which were consolidated in the District of New Jersey. Our $250,000 insurance deductible was reached as of December 31, 2006. We expect that our insurance carrier will pay our legal and other costs, any settlement amount and any adverse judgment, subject to the limits of the policies. However, we are responsible for any additional amounts above our policy limits, and the legal fees incurred by our underwriters named in those lawsuits. On August 1, 2007 we entered into an Agreement to Settle Class Action to settle the securities class action lawsuit. Subject to the Agreement to Settle Class Action, if the amount of defense costs and any agreed upon settlement or adverse judgment exceeds the insurance limits or if coverage were otherwise unavailable, our future earnings and financial condition could be materially and adversely affected. Additionally, litigation is generally time-consuming and can divert the attention of our management and other personnel.

If there is an adverse outcome in the securities class action lawsuits that have been filed against us, our business may be materially harmed. Further, defending against these and other lawsuits may be expensive and could divert the attention of our management.

A number of securities class actions and derivative actions have been filed against us. The securities class actions allege that we and certain of our former and current officers and directors engaged in violations of the anti-fraud provisions of the federal securities laws. The derivative suits are brought on behalf of PharmaNet against certain of our former and current officers and/or directors alleging, among other things, breaches of fiduciary duty. The complaints in these actions seek, among other things, unspecified damages and costs associated with the litigation.

As with any litigation proceeding, we cannot predict with certainty the eventual outcome of these pending lawsuits. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. Subject to the Agreement to Settle Class Action referenced above, in the event of an adverse outcome, our business could be materially harmed. Moreover, responding to and defending the pending litigation could result in a significant diversion of management’s attention and resources and an increase in professional fees.

Depending upon the outcome, the inquiry by the SEC can result in our being sued by the SEC and being subject to equitable relief including payment of a fine and civil monetary penalties.

On March 12, 2007, we received notice that the SEC staff has secured a formal order of private investigation. The formal order relates to revenue recognition, earnings, company operations and related party transactions. In late December 2005, we received an informal request from the SEC for documents relating to the duties, qualifications, compensation, and reimbursement of former officers and employees. This request also asked for a copy of the report to Senator Grassley by Independent Counsel. In a second request, sent March 28, 2006, the SEC asked for information regarding related parties and transactions, duties and compensation of various employees, internal controls, revenue recognition and other accounting policies and procedures, and selected regulatory filings. As part of its investigation, the SEC staff has interviewed several former and current employees on the topics identified in the formal order. On June 11, 2007, the Company received a subpoena from the SEC for additional accounting documents. We have voluntarily complied with these requests and have produced and will continue to produce documents to the SEC. We have been cooperating fully with the SEC.

The risks and uncertainties associated with discontinued operations could adversely impact our company.

During May 2006, we made the strategic decision to exit our Florida operations in order to focus more selectively on our other businesses. There continue to be risks associated with closing the Florida operations, primarily associated with moving our finance and administrative functions from our Miami, Florida office to our Princeton, New Jersey headquarters. While the former Miami facility has been demolished as of the date of this report, we may incur costs in addition to those disclosed in the discontinued operations note to our financial statements and elsewhere in the “Management’s Discussion and Analysis” section of our most recent Form 10-Q. For additional costs related to this risk factor, see the “Management’s Discussion and Analysis” section of our most recent Form 10-Q.

If we are unable to convince our clients that the problems principally related to our Miami facility were either not accurately reported or have been rectified, we may lose future revenue and our future results of operations may be materially and adversely affected.

Although the report of our independent counsel, which our Board of Directors retained to review the allegations contained in the Bloomberg Reports, largely concluded that the reports’ allegations were unfounded, the repetition of these allegations in the media has harmed our reputation. Ultimately, we closed our Miami facility and we discontinued operations in Florida. As a result, clients may decline to give us contracts for studies to be performed by us unless we can convince them that the allegations, which affected our Miami facility, are not impacting our ability to provide high quality clinical research in compliance with our client’s protocols and all regulatory requirements. Depending upon the impact of the forgoing and previous issues on our business for future quarters, the foregoing allegations may still have a material adverse affect on our future results of operations, including a reduction not only in our net earnings but a deviation from our forecasted net earnings.

The risks set forth immediately above as well as those in the balance of these risk factors may cause us not to meet our future earnings guidance, which could cause our stock price to fall substantially.

We provide earnings guidance in press releases and in public conference calls on an annual basis. This guidance is not incorporated by reference into this report. The guidance is made in a good faith belief that we will achieve the range of net revenue and earnings per share we forecast. Depending upon future events including legal and other fees associated with our outstanding litigation, including any additional legal fees for our underwriters named in those lawsuits, and the SEC investigation, as well as clients’ perceptions about doing business with us, we may not achieve the forecasted results. In addition, we have implemented cost reduction and process improvements in our early stage businesses. If we fail to reduce costs or meet our forecasted results, our revisions of our guidance or our announcement of our earnings may cause our common stock price to fall, which decline may be material. Our forecasts reflect numerous assumptions concerning our expected performance, as well as other factors, which are beyond our control, and which might not turn out to be correct. Although we believe the assumptions underlying our projections are reasonable, actual results could be materially different. Our financial results are subject to numerous risks and uncertainties, including those identified throughout these risk factors and elsewhere in this report.

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

Our reported backlog of $444.0 million at June 30, 2007 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the amount of revenue that remains to be earned and recognized on written awards, signed contracts and letters of intent. Contracts included in backlog are subject to termination by our clients at any time. In the event that the client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to approximately six years. We cannot assure that this backlog will be indicative of future results. A number of factors may affect backlog, including:

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

Most of our contracts are fixed price contracts. We bear the financial risk if we initially under-price our contracts or otherwise overrun our cost estimates. In addition, we may not be successful convincing our clients to approve change orders, which change the scope of current contracts. For example, in the second quarter of 2007, we experienced a high level of change orders that were not executed prior to the end of the quarter causing a delay in our ability to recognize the associated revenue. Such under-pricing, lack of change orders or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our indebtedness may impact our financial condition and results of operations; and the terms of our outstanding indebtedness may limit our activities.

As of June 30, 2007 we had approximately $150.6 million of consolidated indebtedness. Subject to applicable restrictions in our outstanding indebtedness, we may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

As of June 30, 2007 since our line of credit had no balance, we had no outstanding debt tied to LIBOR or ABR loans. $143.8 million of our outstanding indebtedness bears interest at a fixed rate of 2.25% per year. Accordingly, if interest rates increase, whether generally or as the result of our lender’s requirement in connection with a proposed amendment, then the amount of the interest payments on our floating rate indebtedness will also increase. General economic conditions, industry cycles, financial business and other factors affecting our operations, many of which are beyond our control, may affect our future performance. As a result, these and other factors may affect our ability to make principal and interest payments on our indebtedness. Our business might not continue to generate cash flow at or above current levels. Moreover, if we are required to repatriate foreign earnings in order to pay our debt service, we may incur additional income taxes at rates as high as 35% in some jurisdictions. This would have the impact of reducing our earning per share and the amount of net cash we receive. If we cannot generate sufficient cash flow from operations in the future to service our indebtedness, we may, among other things:

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

We may not have sufficient funds at any such time to make the required payment upon conversion or to purchase the notes and we may not be able to raise sufficient funds to satisfy our obligations. Furthermore, the terms of our existing Credit Facility contain, and the terms of other indebtedness we may incur in the future may contain, financial covenants or other provisions that could be violated by payment of the required amounts upon conversion or the repurchase of the notes. Our failure to pay the required amounts on conversion of any of the notes when converted or to repurchase any of the notes when we are required to do so would result in an event of default with respect to the notes, which could result in the entire outstanding principal balance and accrued but unpaid interest on all of the notes being accelerated and could also result in an event of default under our other outstanding indebtedness.

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

We have grown rapidly over the last seven years through acquisitions and we continue to integrate these businesses. Businesses that grow rapidly often have difficulty managing their growth. Our rapid growth has placed and is expected to continue to place significant demands on our management, on our accounting, financial, information and other systems and on our business. Although we have expanded our management, we need to continue recruiting and employing experienced employees capable of providing the necessary support. In addition, we will need to continue to improve our financial, accounting, information and other systems in order to effectively manage our growth. In particular, our late stage clinical trial management business faces stiff competition for clinical trial monitors and other experienced personnel. Historically, when making acquisitions, we have targeted operations we believe can be operated as autonomous business units. As the result of the 2005/2006 problems in our former Miami facility, the discontinuation of our Florida operations and our change in senior management, we have reorganized and are now managing our operations on a more centralized basis from our Princeton, New Jersey headquarters. This prior decentralization of our operations and systems may create difficulties for us in the future. For example, each of our business segments uses a different accounting software platform. We also continue to expand our early and late stage facilities. In 2006 we began the expansion of our operations and facilities in Toronto, Barcelona and Quebec City. This process continues throughout 2007. In addition, we entered into a sale of this Quebec City facility and subsequent leaseback of this facility, which has not yet been completed. There may be a risk the buyer of this facility may not fund its remaining obligations, which would require us to sue such third party buyer to collect such amounts. We cannot assure you that we will be able to manage our growth and integrate acquired businesses effectively or successfully, or that our financial, accounting, information or other systems will be able to successfully accommodate our external and internal growth. Our failure to meet these challenges could materially impair our business.

A significant portion of our growth has come from acquisitions and we may make more acquisitions in the future as part of our continuing growth strategy. This growth strategy subjects us to numerous risks.

A very important aspect of our growth strategy has been to pursue strategic acquisitions of related businesses that we believe can expand or complement our business. Since March 2000, we have substantially grown our business through the completion of 11 acquisitions. We did not complete any acquisitions in 2005 or 2006 but as part of our ordinary course of business, we continue to explore future acquisitions although on a limited basis. Acquisitions require significant capital resources and divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct pre-dating our acquisition of a business that were not known to us at the time of acquisition. We may also incur significantly greater expenditures in integrating an acquired business than we had anticipated at the time of its purchase. In addition, acquisitions may create unanticipated tax and accounting problems, including the possibility that we might be required to write-off goodwill, which we have paid for in connection with an acquisition. A key element of our acquisition strategy has been to retain management of acquired businesses to operate the acquired business for us. Many of these individuals maintain important contacts with clients of the acquired business. Our inability to retain these individuals could materially impair the value of an acquired business. Our failure to successfully identify and consummate future acquisitions or to manage and integrate the acquisitions we make could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that:

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

We are subject to changes in outsourcing trends and regulatory requirements affecting the branded pharmaceutical, biotechnology, generic drug and medical device industries, which could adversely affect our operating results.

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

Our business and continued expansion depend on the research and development expenditures of our clients, which in turn are impacted by their profitability. If these companies want to reduce costs, they may proceed with fewer clinical trials and other drug development. An economic downturn or other factors may cause our clients to decrease their research and development expenditures, which would adversely affect our future revenue and profitability.

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

On June 30, 2007, we had approximately $50.0 million of cash and marketable securities with approximately $12.1 million held in the United States, and approximately $37.9 million in all other foreign subsidiaries. As of December 31, 2006, we could repatriate limited amounts of cash without incurring additional significant U.S. tax liability. If a significant amount of cash is needed in the United States or we are not able to negotiate revised covenant terms on the Credit Facility, we may need to repatriate funds from foreign subsidiaries in a non-tax-efficient manner, which would require us to pay additional U.S. taxes.

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

Our financial statements are denominated in U.S. dollars and accordingly, changes in the exchange rate between the Canadian dollar, Euro or other foreign currencies and the U.S. dollar could materially affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. We have locations worldwide, and as a result, we are subject to exchange rate gains and losses for multiple currencies. We also may be subject to foreign currency transaction risk when our service contracts are denominated in a currency other than the currency in which we incur expenses or earn fees related to such contracts. For example, our Canadian operations often perform services for a fixed price denominated in U.S. dollars or in Euros while their payroll and other expenses are primarily Canadian dollar expenses. In 2005, we adopted a formal foreign currency risk hedging policy in attempt to mitigate this risk in the future. We initiated hedging transactions in 2005 to seek to mitigate our foreign currency risks. In 2006, we incurred a pre-tax loss from foreign currency transactions relating to our foreign operations for the year of approximately $3.3 million. As of June 30, 2007, we have incurred a pre-tax loss from foreign currency transactions relating to our foreign operations of approximately $0.7 million. We expect to expand our hedging programs during 2007. We cannot assure you that we will be successful in limiting risks associated with foreign currency transactions.

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

Our contracts may not have adequate indemnification agreements requiring our clients to indemnify us in the event of adverse consequences to our participants caused by their drugs or participation in their trials. We also carry liability insurance, but there is no certainty as to the adequacy or the continued availability at rates acceptable to us, of such liability insurance. We could also be held liable for other errors or omissions in connection with our services. For example, we could be held liable for errors or omissions or breach of contract if our laboratories inaccurately report or fail to report lab results. If we do not perform our services to contractual or regulatory standards, the clinical trial process could be adversely affected. Additionally, if clinical trial services such as laboratory analysis do not conform to contractual or regulatory standards, trial participants could be affected. If there is a damage claim not covered by insurance, the indemnification agreement is not enforceable or broad enough, or our client is insolvent, any resulting award against us could result in our experiencing large losses.

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

We may be subject to regulatory action, which in some jurisdictions includes criminal sanctions, if we fail to comply with applicable laws and regulations. Failure to comply can also result in the termination of ongoing research and disqualification of data collected during the clinical trials. This could harm our reputation, our prospects for future work and our operating results. A finding by the FDA that we are not in compliance with GLP standards for our laboratories, current GMP standards, and/or GCP standards for our clinical facilities could materially and adversely affect us. Similarly, a finding by the TPD that we are not in compliance with Canadian Good Manufacturing Practices, or Canadian GMP standards, and/or Canadian Good Clinical Practices, or Canadian GCPs, and/or other legislative requirements for clinical trials in Canada, could materially and adversely affect us. In addition to the above United States and Canadian laws and regulations, we must comply with the laws of all countries where we do business, including laws governing clinical trials in the jurisdiction where the trials are performed. Failure to comply with applicable requirements could subject us to regulatory risk, liability and potential costs associated with redoing the trials, which could damage our reputation and adversely affect our operating results.

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

We are self-insured in the United States related to medical insurance, which exposes us to losses.

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

Risks Related to Our Common Stock

We may issue a substantial amount of our common stock in the future, which could cause dilution to new investors and otherwise adversely affect our stock price.

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

(a) Our annual meeting of shareholders was held on June 6, 2007.

(b) The following is a list of all nominees for director of our company who were elected at the annual meeting and whose term of office continued after the annual meeting:

Jeffrey P. McMullen
Jack Levine
David Lucking
Lewis R. Elias, M.D.
Arnold Golieb
Rolf A. Classon
David M. Olivier
Per Wold-Olsen
Peter G. Tombros

(c) They were present at the meeting, either in person or by proxy, 17,423,624 shares of common stock, out of a total number of 18,661,973 shares of common stock issued and outstanding and entitled to vote at the meeting.

(d) The results of the vote of the shareholders taken at the annual meeting by ballot and by proxy as solicited by us on behalf of the Board of Directors were as follows:

(A) for the election of each of the nominees for director:

NOMINEE	FOR	WITHHELD
Jeffrey P. McMullen	17,337,189 Shares	86,435 Shares
Jack Levine	16,772,447 Shares	651,177 Shares
David Lucking	16,775,665 Shares	647,959 Shares
Lewis R. Elias, M.D.	17,332,368 Shares	91,256 Shares
Arnold Golieb	16,752,074 Shares	671,550 Shares
Rolf A. Classon	17,344,690 Shares	78,934 Shares
David M. Olivier	17,345,009 Shares	78,615 Shares
Per Wold-Olsen	17,345,009 Shares	78,615 Shares
Peter G. Tombros	17,287,531 Shares	136,093 Shares

(B) to approve the amendment to our 2004 Employee Stock Purchase Plan to increase the number of shares available under the 2004 Employee Stock Purchase Plan by 100,000 shares:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
14,556,175 Shares	224,550 Shares	7,491 Shares	2,635,408 Shares

(C) to approve the ratification of Grant Thornton LLP as our independent registered public accounting firm for December 31, 2007:

FOR	AGAINST	ABSTAIN
17,372,781 Shares	43,212 Shares	7,631 Shares

Item 5.

Other Information

Not applicable

Item 6.

Exhibits

Exhibit Index

Exhibit Number	Description
10.1	Fifth Amendment to the Amended and Restated Credit Agreement (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 9, 2007 by the undersigned, thereunto duly authorized.

PharmaNet Development Group, Inc.

/s/ JEFFREY P. MCMULLEN
Jeffrey P. McMullen, Chief Executive Officer (principal executive officer)

/s/ JOHN P. HAMILL
John P. Hamill, Chief Financial Officer (principal financial officer)

/s/ DAVID NATAN
David Natan, Chief Accounting Officer (principal accounting officer)