Form 10-Q
period 2007-09-30
PharmaNet Development Group Inc
filed 2007-11-09
CIK 1089542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2007

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

Yes ☐ No: ☑

The registrant has 18,904,282 shares of common stock outstanding as of November 1, 2007.

INDEX

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

1

Consolidated Balance Sheets September 30, 2007 (Unaudited) And December 31, 2006

1

Consolidated Statements Of Operations (Unaudited) For The Three And Nine Months

Ended September 30, 2007 And 2006

2

Consolidated Statements of Cash Flows (Unaudited) for the Nine Months

Ended September 30, 2007 and 2006

3

Notes To Consolidated Financial Statements (Unaudited)

5

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

23

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

34

Item 4.     Controls and Procedures

35

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

36

Item 1A.   Risk Factors

38

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

50

Item 3.     Defaults Upon Senior Securities

50

Item 4.     Submission of Matters to a Vote of Security Holders

50

Item 5.     Other Information

50

Item 6.     Exhibits

50

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$60,421,132	$45,331,484
Investment in marketable securities	6,091,123	8,422,699
Accounts receivable, net	135,066,018	109,187,958
Income tax receivable	1,578,964	775,552
Deferred income taxes	4,126,187	4,204,977
Prepaid expenses and other current assets	13,344,689	9,050,043
Construction in progress and land expected to be sold in sale-leaseback transaction	—	15,851,034
Assets from discontinued operations	5,520,661	7,176,506
Total current assets	226,148,774	200,000,253
Property and equipment, net	64,375,367	52,234,890
Goodwill, net	266,972,827	266,972,827
Other intangibles, net	27,130,621	29,196,942
Other assets, net	7,723,958	8,371,178
Total assets	$592,351,547	$556,776,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,395,226	$10,312,359
Accrued liabilities	43,975,513	26,426,659
Client advances, current portion	80,884,051	67,857,356
Capital lease obligations and notes payable, current portion	2,536,742	3,036,407
Liabilities associated with assets held for sale	—	15,851,034
Liabilities from discontinued operations	2,523,656	4,195,262
Total current liabilities	141,315,188	127,679,077
Client advances	2,287,268	2,785,888
Deferred income taxes	1,920,778	2,202,096
Line of credit	—	9,400,000
Capital lease obligations and notes payable	4,323,036	2,815,862
2.25% Convertible senior notes payable, due 2024	143,750,000	143,750,000
Other long term liabilities	13,969,857	8,503,954
Minority interest in joint venture	2,265,143	1,560,106
Commitments and contingencies (Note G)
Stockholders’ equity
Preferred stock. $0.10 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized, 18,902,577 shares and 18,546,203 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	18,903	18,546
Additional paid-in capital	244,303,587	236,540,036
Retained earnings	18,606,191	12,636,265
Accumulated other comprehensive earnings	19,591,596	8,884,260
Total stockholders’ equity	$282,520,277	$258,079,107
Total liabilities and stockholders’ equity	$592,351,547	$556,776,090

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue
Direct revenue	$99,809,887	$76,018,774	$270,186,079	$223,280,143
Reimbursed out-of-pockets	24,581,198	27,235,490	70,951,385	80,119,231
Total net revenue	124,391,085	103,254,264	341,137,464	303,399,374
Costs and expenses
Direct costs	57,074,046	46,542,157	160,252,976	136,656,308
Reimbursable out-of-pocket expenses	24,581,198	27,235,490	70,951,385	80,119,231
Selling, general and administrative expenses	27,535,780	23,565,196	80,968,752	73,168,447
Provision for settlement of litigation	1,500,000	—	10,400,000	—
Impairment of goodwill	—	—	—	7,873,000
Total costs and expenses	110,691,024	97,342,843	322,573,113	297,816,986
Earnings from continuing operations	13,700,061	5,911,421	18,564,351	5,582,388
Other income (expense)
Interest income	517,436	153,557	1,534,937	1,050,060
Interest expense	(1,414,676)	(1,676,517)	(4,947,338)	(6,432,619)
Foreign exchange transaction losses, net	(2,608,037)	(647,315)	(3,340,101)	(3,002,126)
Other income (expense), net	(5,954)	—	472,339	—
Total other income (expense)	(3,511,231)	(2,170,275)	(6,280,163)	(8,384,685)
Earnings (loss) from continuing operations before income taxes	10,188,830	3,741,146	12,284,188	(2,802,297)
Income tax expense (benefit)	2,961,757	538,771	3,466,382	(5,874,452)
Earnings from continuing operations Before minority interest in joint venture	7,227,073	3,202,375	8,817,806	3,072,155
Minority interest in joint venture	340,249	222,835	540,930	516,798
Net earnings from continuing operations	6,886,824	2,979,540	8,276,876	2,555,357
(Loss) earnings from discontinued operations, net of tax	(93,398)	(3,242,289)	628,878	(26,667,552)
Net earnings (loss)	$6,793,426	$(262,749)	$8,905,754	$(24,112,195)

Basic earnings (loss) per share:
Continuing operations	$0.37	$0.16	$0.44	$0.14
Discontinued operations	$(0.01)	$(0.17)	$0.03	$(1.47)
Net earnings (loss)	$0.36	$(0.01)	$0.47	$(1.33)
Diluted earnings (loss) per share:
Continuing operations	$0.37	$0.16	$0.44	$0.14
Discontinued operations	$(0.01)	$(0.17)	$0.03	$(1.45)
Net earnings (loss)	$0.36	$(0.01)	$0.47	$(1.31)
Shares used in computing earnings (loss) per share:
Basic	18,893,596	18,348,322	18,743,929	18,150,182
Diluted	19,120,631	18,473,375	18,984,625	18,376,696

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$8,905,754	$(24,112,195)
(Earnings) loss from discontinued operations	(628,878)	26,667,552
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	11,131,432	10,870,822
Amortization of deferred debt issuance costs	1,183,856	2,432,562
Provision for settlement of litigation	10,400,000	—
Impairment of goodwill	—	7,873,000
Loss on disposal of property and equipment	355,009	66,013
Minority interest	540,930	516,798
Noncash compensation – reduction of note receivable	—	200,000
Share-based compensation expense	3,622,137	2,912,057
Changes in assets and liabilities:
Accounts receivable	(15,619,666)	(18,336,397)
Income tax receivable	(528,395)	(260,491)
Prepaid expenses and other current assets	(2,636,412)	3,432,548
Other assets	(279,782)	(275,554)
Accounts payable	(6,224,355)	3,490,502
Accrued liabilities	4,037,634	4,308,788
Client advances	12,064,619	12,678,196
Deferred income taxes	1,032,940	(5,100,268)
Other long term liabilities	1,492,789	—
Total adjustments	20,572,736	24,808,576
Net cash provided by operating activities - continuing operations	28,849,612	27,363,933
Net cash (used in) provided by operating activities - discontinued operations	(569,044)	6,050,293
Net cash provided by operating activities	28,280,568	33,414,226
Cash flows from investing activities:
Additional purchase price consideration from prior acquisitions	—	(2,000,000)
Purchase of property and equipment	(11,480,050)	(17,816,151)
Proceeds from the disposal of property and equipment	25,380	8,255
Net sales of long term investments in marketable securities	3,038,462	6,657,545
Net cash used in investing activities - continuing operations	(8,416,208)	(13,150,351)
Net cash provided by investing activities - discontinued operations	1,182,161	232,633
Net cash used in investing activities	(7,234,047)	(12,917,718)
Cash flows from financing activities:
Borrowings on lines of credit	10,000,000	—
Payments on lines of credit	(19,400,000)	(600,000)
Payments on capital lease obligations and notes payable	(2,955,393)	(1,917251)
Debt issue costs attributable to financing instruments	—	(244,318)
Proceeds from stock issued under employee stock purchase and option plans	4,141,474	4,664,198
Net cash (used in) provided by financing activities	(8,213,919)	1,902,629
Net effect of exchange rate changes on cash	2,257,046	(756,091)
Net increase in cash and cash equivalents	15,089,648	21,643,046
Cash and cash equivalents at beginning of period	45,331,484	30,668,417
Cash and cash equivalents at end of period	$60,421,132	$52,311,463

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine Months Ended September 30,
	2007	2006
Supplemental disclosures:
Interest paid	$4,372,512	$4,903,248
Income taxes paid	$5,455,401	$3,511,563
Income taxes recovered	$491,493	$2,409,420
Supplemental disclosures of non-cash investing and finance activities:
Common stock issued in connection with acquisition of business of additional consideration	$—	$500,000
Common stock and options issued as compensation	$3,622,137	$2,912,057
Restricted stock units granted as long term incentive compensation to executives and board members	$4,677,939	$8,992,509
Noncash compensation – reduction of note receivable	$—	$200,000
Capitalized leasehold incentives included in accrued liabilities	$3,080,275	$480,018

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fourth quarter or for the year ending December 31, 2007.

As a result of the Company’s decision in May 2006 to discontinue operations in Florida, all financial results in this report reflect the Company’s continuing operations only, unless otherwise stated. In addition, certain reclassifications, primarily related to rent escalation clauses, lessor incentives, certain payroll-related costs to conform to the late stage segment presentation and FIN 48 liabilities, have been made to the 2006 financial statement balances to conform to the 2007 presentation.

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

Earnings Per Share

The Company applies Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) which requires dual presentation of net earnings per share, basic and diluted. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by increasing the denominator to include additional common share equivalents. Included in diluted shares for the three and nine month periods ended September 30, 2007 are common stock equivalents relating to stock options and restricted stock units (“RSU” or “RSUs”) with a dilutive effect of 227,035 and 240,696 shares, respectively, and 125,053 and 226,514 shares of common stock equivalents for the three and nine month periods ended September 30, 2006, respectively.

Common stock equivalents representing stock options and RSUs of 493,408 shares and 495,075 shares of the Company’s common stock outstanding for the three and nine month periods ended September 30, 2007, respectively, were not included in the computation of diluted earnings per share because their prices were greater than the average market price of the Company’s common stock during these periods. In addition, 1,011,262 and 623,468 of stock options and RSUs, respectively, were not included in the computation of diluted earnings per share for the same three and nine month periods ended September 30, 2006 because their inclusion would be anti-dilutive.

Share Based Compensation

The Company records its share based compensation under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123R”). The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards.

Share-based compensation expense is generally recognized over the stated vesting period with the terms of the arrangement. For both three and nine month periods ended September 30, 2007, shared-based compensation expense related to unvested stock options was approximately $0.1 million as compared to approximately $14,000 and $0.6 million, respectively of share based compensation expense for unvested stock options for the same periods in 2006. For the three and nine month periods ended September 30, 2007, share-based compensation expense of the Company’s employee stock purchase plan was approximately $0.2 million and $0.5 million, respectively, compared to $0.1 and $0.4 million for the same periods in 2006.

For the three and nine month periods ended September 30, 2007, compensation expense related to RSUs was approximately $1.1 million and $3.0 million, respectively, compared to $0.8 million and $2.0 million for the same periods in 2006. As of September 30, 2007 and 2006, there was approximately $8.0 million and $7.4 million respectively, of unrecognized compensation cost related to unvested restricted stock and RSUs, which is expected to be recognized over a weighted-average period of approximately 1.9 years and 2.1 years, respectively.

Generally, options granted by the Company vest over a three-year period. Historically, these options expire between 5 and 10 years or three months after separation of service. As of December 31, 2006, all of the Company’s stock options were fully vested. Therefore the amount of stock option expense recorded by the Company for the period from January 1, 2007 through July 31, 2007, under the provisions of SFAS 123R, was $0. On August 3, 2007 in conjunction with our Long Term Incentive Plan, the Company granted stock options valued at approximately $1.3 million, which is being recognized over a three-year period starting from the grant date.

The Company has used the following assumptions in determining the grant-date fair value of its option awards. The expected term of the option is based upon the contractual term; taking into account expected employee exercise and expected post-vesting employment termination behavior. The expected volatility of the price of the underlying stock is based upon the historical volatility of the Company’s stock computed over a period of time equal to the expected term of the option. The risk free interest rate is based upon the implied yields currently available from the U.S. Treasury zero-coupon yield curve for issues with a remaining duration equal to the expected term of the option. The fair value of the options granted for the three months ended September 30, 2007 was estimated by using the Black-Scholes pricing model with the following assumptions: (i) expected life of the options of four and half years, which was determined using the safe harbor provision of SAB 107, (ii) expected volatility in the market price of the Company’s common stock of 60%, (iii) no expected dividends, and (iv) a risk free interest rate of 4.9%. The value calculated for such options was equal to $14.34 per share using the Black-Scholes formula.

In June 1999, the Company established a stock option plan, which is called the 1999 Stock Plan (the “Plan”). In June 2004, PDGI amended the Plan to broaden the types of awards which could be granted under the Plan to include grants of restricted common stock, RSUs and stock appreciation rights in addition to non-qualified and incentive stock options (collectively, the “Awards”) to employees, directors and consultants of the Company. The issuance and form of the Awards are at the discretion of the Company’s Board of Directors, except that the exercise price of Awards may not be less than the fair market value at the time of grant. As of September 30, 2007, there were 500,972 units available for issuance under the Plan.

On June 21, 2004, PDGI’s stockholders approved the 2004 Employee Stock Purchase Plan (the “ESPP”) permitting eligible participants (excluding executive officers) to purchase up to 150,000 shares of the Company’s common stock. The ESPP permits employees who are employed for at least 20 hours per week and who have been so employed for at least three months continuously by PDGI, or one of its designated subsidiaries, the option of purchasing common stock from PDGI at a 15% discount from the lower of the fair market value of such shares at the beginning of an offering period or the fair market value of such shares at the end of the offering period. Each offering period is six months. Each eligible employee is granted an option to purchase such shares at the beginning of each offering period. In June 2007, PDGI’s stockholders approved an amendment to the ESPP, which increased the total number of shares of the Company’s common stock available under the ESPP to 550,000 shares. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. As of September 30, 2007 and 2006, there were 365,163 shares and 231,060 shares, respectively, issued under the ESPP.

As of September 30, 2007, there were 184,837 shares available for issuance under the Company’s Employee Stock Purchase Plan.

The following tables provide a summary of the Company’s stock option and RSU activity and related information for the nine month period ended September 30, 2007:

Options	Number of Options	Weighted-Average Exercise Price
Outstanding as of 01/01/07	1,034,424	$25.68
Granted	91,834	$26.91
Exercised	152,446	$17.52
Forfeited	8,943	$38.00
Outstanding as of 09/30/07	964,869	$26.97
Exercisable as of 09/30/07	873,035	$26.98

The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2007 were $0.4 million and $1.7 million, respectively, compared to approximately $38,000 and $3.0 million for the same periods in 2006. Intrinsic value is measured using the fair market value of the Company’s common stock less the applicable exercise price.

Nonvested Shares	Number of RSUs	Weighted-Average Fair Market Value at Grant Date
Outstanding as of 01/01/07	315,413	$19.58
Granted	133,927	$28.09
Vested	89,327	$19.04
Forfeited	21,043	$22.83
Outstanding as of 09/30/07	338,970	$22.88

Income Taxes

For the nine month period ended September 30, 2007, the Company recorded income tax expense from continuing operations of approximately $3.5 million. The Company applies Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). Deferred taxes arise because of the different treatment between financial statement accounting and tax accounting known as temporary differences. We record the tax effect of these temporary differences as deferred tax assets or liabilities.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The interpretation is effective for fiscal years beginning after December 15, 2006. On January 1, 2007, the Company adopted FIN 48; the impact of which is described in “Note J. Income Taxes.”

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is currently evaluating the impact of SFAS 157 and, if adopted, does not expect that it will have a material impact on the Company’s financial position or results of operations.

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

As more fully discussed below, in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”) and Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company recorded a goodwill impairment charge, asset write-downs of the Miami buildings and equipment, separation liabilities, the cost to demolish the Miami buildings and costs associated with the remediation of environmental issues and cessation of the use of equipment under operating leases. The assets, including those assets held for sale, liabilities, results of operations and cash flows of the subsidiaries based in Miami and Ft. Myers are separately reported for all periods presented as discontinued operations.

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

In September 2006, the Company disposed of substantially all remaining fixed assets associated with discontinued operations. As a result of the disposal, the Company recorded an additional write-down of $0.4 million. In March 2007, the Company sold the former Clinical Pharmacology Associates (“CPA”) building for $1.3 million, resulting in a gain of $0.9 million, which is included in its earnings from discontinued operations. The remaining property balance at September 30, 2007 was approximately $3.0 million, comprised of the land in Miami, which is for sale and is included in assets from discontinued operations.

Asset Retirement Obligations and Accrued Liabilities

As of September 30, 2007, the Company has accrued liabilities of approximately $1.3 million (see table below). The separation obligations noted below include severance payments and estimated healthcare benefits for former employees. With the exception of payments due to a former officer that will end in December 2007, all severance payments associated with discontinued operations have been paid as of December 31, 2006.

The table below is a roll forward of asset retirement obligations and accrued liabilities recorded during the nine month period ended September 30, 2007 in discontinued operations.

	Balance at December 31, 2006	Accrued Charges (Reversals)	Cash Payments	Balance at September 30, 2007

Severance and healthcare costs	$1,420,691	$(210,608)	$1,022,345	$187,738
Demolition, asbestos and related costs	700,000	(61,178)	638,822	—
Contract termination costs	1,170,134	(103,431)	308,228	758,475
Real Estate property taxes	—	299,740	150,020	149,720
Sample storage fees	—	177,000	—	177,000
Other	17,169	27,782	27,615	17,336
	$3,307,994	$129,305	$2,147,030	$1,290,269

The above accrued liabilities are included in the accompanying condensed financial information under the caption “Liabilities from discontinued operations.” It is possible that actual costs associated with asset retirement obligations, and other separation obligations (such as self insured healthcare benefits to terminated employees) will differ from estimated accrued amounts. Any changes to these amounts will be recorded, as additional facts and circumstances require, during the period in which they become known. The “Liabilities from discontinued operations” included in the accompanying condensed financial information also include approximately $1.1 million in accounts payable and $0.1 million in advance payments for studies that have been subcontracted are not reflected in the table above.

Condensed Financial Information

The assets and liabilities of the Miami and Ft. Myers locations included in discontinued operations are presented in the accompanying consolidated balance sheets under the captions “Assets from discontinued

operations” and “Liabilities from discontinued operations.” The carrying amounts of the major classes of these assets and liabilities are as follows:

	September 30, 2007	December 31, 2006
Assets
Accounts receivable, net	$2,156,711	$3,572,556
Income tax receivable	317,331	317,331
Property and equipment, primarily land and building held for sale	3,046,619	3,286,619
Assets from discontinued operations	$5,520,661	$7,176,506
Liabilities
Accounts payable	$1,101,620	$462,421
Accrued liabilities	1,290,269	3,307,994
Client Advances	131,767	424,847
Liabilities from discontinued operations	$2,523,656	$4,195,262

At September 30, 2007 and December 31, 2006, accounts receivable for discontinued operations were $2.2 million and $3.6 million, respectively, net of an allowance for doubtful accounts of $1.1 million and $1.0 million, respectively. The Company continues to pursue collections of remaining accounts receivable and will continue to evaluate the adequacy of its allowance for doubtful accounts.

The results of discontinued operations are included in the consolidated statements of operations as “Earnings (loss) from discontinued operations, net of tax.” The amounts for the three and nine month periods ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue:
Direct revenue	$(70,608)	$(722,310)	$(38,301)	$7,776,078
Reimbursed out-of-pocket expenses	––	––	––	957,042
Total net revenue	(70,608)	(722,310)	(38,301)	8,733,120
Cost and Expenses:
Impairment of long-lived assets	––	364,820	––	18,962,838
Goodwill impairment	––	––	––	4,051,082
Purchase consideration due to stockholders	––	––	––	1,000,000
Salary, severance and healthcare costs	11,699	1,075,820	(195,909)	4,741,649
Demolition costs	––	350,000	(61,178)	1,050,000
Contract termination costs	––	––	(103,431)	1,111,321
Other costs and expense	11,091	1,950,687	635,500	18,956,601
Total costs and expenses	22,790	3,741,327	274,982	49,873,491
Other income (expense)
Gain on disposal of long-lived assets	––	––	942,161	––
Total other income (expense)	––	––	942,161	––
Earnings (loss) before income taxes	(93,398)	(4,463,637)	628,878	(41,140,371)
Income tax (benefit)	––	(1,221,348)	––	(14,472,819)
Net earnings (loss) from discontinued operations	$(93,398)	$(3,242,289)	$628,878	$(26,667,552)
Earnings (loss) per share:
Basic	$(0.01)	$(0.17)	$0.03	$(1.47)
Diluted	$(0.01)	$(0.17)	$0.03	$(1.45)
Shares used in computing earnings (loss) per share:
Basic	18,893,596	18,348,322	18,743,929	18,150,182
Diluted	19,120,631	18,473,375	18,984,625	18,376,696

NOTE D. GOODWILL AND INTANGIBLE ASSETS

In connection with adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the company reassessed the useful lives and classifications of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company’s intangible assets are approximately as follows:

		September 30, 2007			December 31, 2006
	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Internally-developed software	5.0	$454,000	$(289,486)	$164,514	$454,000	$(221,386)	$232,614
Employment & non-compete agreements	3.4	1,192,000	(1,192,000)	––	1,192,000	(1,192,000)	––
Methodologies	4.1	2,568,000	(2,261,076)	306,924	2,568,000	(2,134,026)	433,974
Technology	5.0	3,859,000	(2,141,745)	1,717,255	3,859,000	(1,562,895)	2,296,105
Contracts & customer relationships	6.5	12,077,000	(5,185,072)	6,891,928	12,077,000	(3,892,751)	8,184,249
Subtotal		20,150,000	(11,069,379)	9,080,621	20,150,000	(9,003,058)	11,146,942
Intangible assets not subject to amortization:
Trade names	—	18,050,000	—	18,050,000	18,050,000	—	18,050,000

Total		$38,200,000	$(11,069,379)	$27,130,621	$38,200,000	$(9,003,058)	$29,196,942

Amortization expense for intangible assets for the three and nine month periods ended September 30, 2007, were approximately $0.7 million and $2.1 million, respectively and approximately $0.7 million and $2.9 million for the same periods ended September 30, 2006. The following table provides information regarding the remaining estimated amortization expense for intangible assets subject to amortization for each of the following years ending December 31:

Remainder of 2007	$688,774
2008	2,755,096
2009	2,627,384
2010	1,602,744
2011 and thereafter	1,406,623
$9,080,621

As of September 30, 2007, all intangible assets except goodwill and trade names were subject to amortization.

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

The Company has completed both annual and interim tests during the year ended December 31, 2006. These tests indicated the fair value of the goodwill and other indefinite-lived intangible assets were equivalent to or greater than the recorded value as of December 31, 2006; no adjustment was made to the carrying value of the goodwill in the Company’s financial statements, except for the SPS impairment described below.

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

As of September 30, 2007, the Company had total net consolidated goodwill of approximately $267.0 million which includes:

•

$232.6 million in goodwill related to the of PharmaNet acquisition;

•

$16.8 million in goodwill related to acquisition of Anapharm;

•

$14.3 million in goodwill related to the acquisition of Taylor;

•

$3.3 million in goodwill related to the acquisition of Keystone Analytical Inc. (“KAL”) formerly SFBC Analytical Laboratories Inc.

NOTE E. SALE-LEASEBACK TRANSACTION

In 2005, Anapharm purchased land for $2.5 million and in 2006, commenced building a new facility in Quebec City, Canada intended to house all of its clinical and bioanalytical operations as well as administrative functions. In early 2006, Anapharm negotiated a build-to-suit arrangement with a building contractor. Subsequent to this arrangement, Anapharm decided that it was advantageous to enter into a leasing arrangement for this location versus owning the property and building. In October 2006, Anapharm completed a transaction with a third party investor. Under the terms of the agreement, the Investor advanced Anapharm approximately $9.8 million which represented substantially all of the funds that Anapharm had spent on the land purchase and construction as of that date. Additionally, the Investor agreed to pay the contractor for the remaining building costs not to exceed approximately $18.0 million. Any construction costs in excess of $18.0 million would be borne by the Company.

Under the terms of Statement of Financial Accounting Standards No. 98 “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate” (“SFAS 98”), our contingent liability to the builder as well as our involvement in ensuring the building is designed and built to properly meet its operational need, constitutes “continuing involvement.” Prior to September 30, 2007, the sale-leaseback for accounting purposes could not be completed until all required building documentation was completed and the Company no longer had legal liability for construction costs. As a result, the Company had previously classified the Quebec City building as “construction in progress and land expected to be sold in sale-leaseback transaction” on the Consolidated Balance Sheets along with a corresponding liability until final approvals could be obtained.

On September 24, 2007, the Company received a letter from the architect certifying that the building was complete. As of September 30, 2007, the building was 100% complete and operational. As a result, the Company has been relieved of future obligations, contingencies and liability related to the construction of the building. Accordingly, the Company has removed the construction in progress and land expected to be sold in sale-leaseback transaction and the corresponding liability of approximately $23.7 million from the Consolidated Balance Sheets and approximately $7.9 million of non-cash from investing and financing activities has been excluded from the Consolidated Statements of Cash Flows as of and for the nine month period ended September 30, 2007. Pursuant to sale-leaseback accounting rules, a gain of approximately $867,000 was deferred at September 30, 2007 and is being amortized as a rent subsidy as an offset against rent expense over the 20-year term of the lease, subject to two five-year renewal options. The rental payment, exclusive of the rent subsidy, for the first five years of the lease term is $2,373,285 per year and increases by 10.0% for each of the next three five-year increments. Both the rental payments and rent subsidy are recorded in Anapharm’s functional currency, the Canadian dollar. The lease is being accounted for as an operating lease.

NOTE F. DEBT

Convertible Senior Notes Payable

In August and September 2004, the Company issued $143.8 million aggregate principal amount of its 2.25% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”). The Company’s net proceeds after repurchasing 820,000 shares of its common stock and transaction costs were approximately $113.0 million. Interest is payable on the Convertible Senior Notes semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2005. The Convertible Senior Notes are convertible into cash and, if applicable, shares of PDGI’s common stock based upon an initial conversion rate of 24.3424 shares per $1,000 in principal amount of the Convertible Senior Notes not to exceed 3,086,445 shares, subject to adjustment in certain circumstances. This results in an initial conversion price of approximately $41.08 per share. The Convertible Senior Notes are convertible at any time prior to the date of maturity and, upon conversion, holders of the Convertible Senior Notes will be entitled to receive cash up to the principal amount of the Convertible Senior Notes and, if applicable, shares of common stock pursuant to a formula contained in the Convertible Senior Notes. Upon a fundamental change, as defined in the Convertible Senior Notes, holders may require PDGI to repurchase all or a portion of their Convertible Senior Notes for cash at a price equal to 100% of the principal amount of the Convertible Senior Notes, plus accrued and unpaid interest. If a fundamental change occurs prior to August 15, 2009, PDGI is required to pay, in addition to the repurchase price, a make-whole premium in cash and/or common stock. On or after August 15, 2009 PDGI, may at its option, redeem the Convertible Senior Notes in whole or in part for cash at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed plus accrued and unpaid interest. On each of August 15, 2009, 2014 and 2019, holders may require the Company to re-purchase all or a portion of their Convertible Senior Notes at a purchase price in cash equal to 100% of the principal amount of the Convertible Senior Notes to be re-purchased plus accrued and unpaid interest. The Convertible Senior Notes are unsecured senior obligations and are effectively subordinated to all of PDGI’s existing and future secured indebtedness and to all existing and future liabilities of PDGI subsidiaries (including trade payables). The Company capitalized all costs related to the issuance of these Convertible Senior Notes in 2004, including approximately $1.1 million in one-time bonuses paid to executives directly related to the securing of the Convertible Senior Notes and credit facility, as amended and restated, (the “Credit Facility”) described below, and amortizes the costs on a straight-line basis over the expected term of the Convertible Senior Notes, which approximates the effective interest method.

If a “fundamental change,” occurs, each holder may require the Company to purchase all or a portion of the holder’s notes for cash at 100% of the principal amount, plus any accrued and unpaid interest to, but excluding, the repurchase date.

Under the terms of the notes, a “fundamental change” is deemed to have occurred upon a “change of control”, which, generally, is defined as when a person or entity becomes:

•

indirectly or directly, the “beneficial owner” of 50% or more of the Company’s common stock,

•

certain persons on the Company’s board of directors cease to constitute a majority of the Company’s directors,

•

the Company merges with another entity,

•

the Company sells substantially all of its assets, or

•

the Company is forced to liquidate its assets.

Under the terms of the notes, a “fundamental change” is deemed to have also occurred upon a termination of trading, which is when the Company’s common stock (or other common stock into which the notes are then convertible) is neither listed for trading on a US national securities exchange nor approved for trading on an established automated over-the-counter trading market in the United States.

If specified events constituting a fundamental change occur prior to August 15, 2009, the Company will pay, in addition to the foregoing repurchase price, a make-whole premium. Such payment shall be made on a date selected by the Company which cannot be later than thirty (30) trading days nor earlier than twenty (20) trading days after the date on which notice of the fundamental change is mailed to a holder.  Such notice must be mailed within thirty (30) days of the occurrence of the fundamental change.  The following is a table which calculates the total amount due under the notes in the event of a fundamental change on August 15, 2008:

Stock Price	% of Make-Whole Premium	$ Amount of Make-Whole Premium	Accrued Interest*	Principal Amount	Total
$30.43	0.00%	$ ––	$3,234,376	$143,750,000	$146,984,376
$35.00	4.40%	$6,325,000	$3,234,376	$143,750,000	$153,309,376
$40.00	11.50%	$16,531,250	$3,234,376	$143,750,000	$163,515,626
$45.00	10.30%	$14,806,250	$3,234,376	$143,750,000	$161,790,626
$50.00	7.60%	$10,925,000	$3,234,376	$143,750,000	$157,909,376
$55.00	5.60%	$8,050,000	$3,234,376	$143,750,000	$155,034,376
$60.00	4.20%	$6,037,500	$3,234,376	$143,750,000	$153,021,876
$65.00	3.20%	$4,600,000	$3,234,376	$143,750,000	$151,584,376
$70.00	2.50%	$3,593,750	$3,234,376	$143,750,000	$150,578,126
$75.00	2.00%	$2,875,000	$3,234,376	$143,750,000	$149,859,376
$80.00	1.70%	$2,443,750	$3,234,376	$143,750,000	$149,428,126
$85.00	1.40%	$2,012,500	$3,234,376	$143,750,000	$148,996,876
$90.00	1.30%	$1,868,750	$3,234,376	$143,750,000	$148,853,126
$95.00	1.10%	$1,581,250	$3,234,376	$143,750,000	$148,565,626
$100.00	1.00%	$1,437,500	$3,234,376	$143,750,000	$148,421,876
$105.00	0.90%	$1,293,750	$3,234,376	$143,750,000	$148,278,126
$110.00	0.90%	$1,293,750	$3,234,376	$143,750,000	$148,278,126
$115.00	0.80%	$1,150,000	$3,234,376	$143,750,000	$148,134,376
$120.00	0.80%	$1,150,000	$3,234,376	$143,750,000	$148,134,376

———————

*

Of the $3.2 million interest payment due on August 15, 2008, the Company would pay one half ($1,617,188) on February 2008.

In the event of a fundamental change on August 15, 2009, the Company shall pay a total of $150,218,752 to the holders of notes, consisting of principal and $6,468,752 of accrued interest*. There would be no make-whole premium due in this instance.

* Of the $6.5 million interest payment due on August 15, 2009, the Company would pay $1,617,188 on each of February 2008, August 2008 and February 2009 (thereby leaving only $1,617,188 due).

The make-whole premium is an additional amount payable to a holder, which is equal to between 0% - 20% of the principal amount of the note, may be paid in cash, shares of common stock, or a combination thereof.  More specifically, the make-whole premium is equal to an amount that is derived by multiplying each $1,000 principal amount of securities by a specified percentage. The specific percentages are set forth in greater detail in the Company’s registration statement on Form S-3 which was filed on November 2, 2004, and declared effective on February 4, 2005 (Reg. No. 333-120152). The make-whole premium is based on the date on which the “fundamental change” becomes effective and the price paid per share of common stock in the transaction constituting the “fundamental change”. If holders of common stock receive only cash in the “fundamental change”, the stock price for purposes of the calculation shall be the cash amount paid per share. Otherwise, the stock price shall be the average of the closing sale prices of common stock on the five (5) trading days up to but not including the date of the “fundamental change”. If the Company elects to pay the make-whole premium, in whole or in part, in shares of common stock, the number of shares of the Company’s common stock to be delivered by the Company will be equal to the portion of the make whole premium to be paid in shares of the Company’s common stock divided by 97% of the current market price of the Company’s common stock. The current market price for this purpose will be determined prior to the fundamental change repurchase date as described below. If the Company elects to pay the make-whole premium in whole or in part in shares of the Company’s common stock, the Company will pay cash in lieu of fractional shares.

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

The principal balance outstanding on the Credit Facility at September 30, 2007 was $0 compared to $9.4 million at December 31, 2006. Although the outstanding balance of the Credit Facility is $0 at September 30, 2007 the Company may borrow against the credit line in the future to meet its cash needs. We are in compliance with the covenants and conditions contained therein at September 30, 2007. The obligations under the Credit Facility are guaranteed by each of our U.S. subsidiaries, is secured by a lien on the vacant land in Miami, Florida, a pledge of all of the assets of our U.S. operations and U.S. subsidiaries, and a pledge of 65% of the stock of certain of our foreign subsidiaries. The Credit Facility is due in December 2009. The U.S. assets collateralizing the Credit Facility are valued at approximately $420.6 million, including goodwill and intangible assets.

NOTE G. COMMITMENTS AND CONTINGENCIES

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

On August 1, 2007, the Company issued a press release announcing that the Company had entered into an Agreement to settle the Federal Securities Action on the principal terms set forth in an Agreement to Settle Class Action. Pursuant to the terms of the settlement, the class will receive $28.5 million (less legal fees, administration and other costs). The Company recorded charges of $1.5 million and $10.4 million, respectively during the three and nine month periods ended September 30, 2007 associated with the Agreement to Settle Class Action and other related litigation, of which the Company may elect to pay up to $4.0 million in stock, or in all cash. The stock will be valued according to the volume weighted average closing price for the ten trading days leading up to the date the district court enters an Order finally approving the settlement.

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

A consolidated amended complaint was filed in the Federal Derivative Action on November 13, 2006. On January 11, 2007, the defendants filed a motion to dismiss that amended complaint. On July 24, 2007, the district court denied defendants' motion to dismiss the Federal Derivative Action. On September 17, 2007, the parties sent the Court a letter informing it that the parties have engaged in preliminary settlement discussions and are attempting to mediate this case before year-end.  The parties have agreed to extend the deadline for all defendants to respond to the operative complaint until after the anticipated mediation.

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

The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986. As of September 30, 2007 and September 30, 2006, there were 365,163 shares and 231,060 shares, respectively, issued under the ESPP. The ESPP follows IRS guidelines for eligibility.

As of September 30, 2007 there were 184,837 shares available for issuance under the Company’s Employee Stock Purchase Plan.

The Company offers a 401(k) plan to its employees of U.S. subsidiaries with annual matching contributions. The employer matching contribution level is determined by the Company’s Board of Directors, and these contributions vest ratably over a three-year period. Company matching contributions for all employees for the three and nine month periods ended September 30, 2007 were $0.4 million and $1.6 million, respectively, compared to $0.7 million and $1.7 million, respectively for the three and nine month periods ended September 30, 2006. PharmaNet has also provided defined contribution plans for employees of certain foreign subsidiaries with aggregate contributions of approximately $0.6 million and $1.8 million for the three and nine month periods ended September 30, 2007, respectively, and $0.5 million and $1.3 million for the three and nine month periods ended September 30, 2006, respectively.

PharmaNet has offered a 401(k) plan to its U.S. employees. Effective December 31, 2005, the PharmaNet 401(k) plan was amended to provide that it will not accept further plan contributions. After such date, PharmaNet employees were eligible to participate in the Company’s 401(k) plan. During 2005, the Company discovered the PharmaNet 401(k) plan may have sustained certain operational defects. PharmaNet applied with the Internal Revenue Service to correct these 401(k) plan defects. During the nine month period ended September 30, 2007, the Company resolved the matter with the IRS for a nominal amount, and as a result, reversed its accrual of approximately $0.5 million and recorded this amount as “Other income” in its results of operations for the nine month period ended September 30, 2007.

NOTE H. SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) requires a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company’s early stage segment consists primarily of the Company’s Phase I clinical trial services and the Company’s bioanalytical laboratories. The Company’s late stage segment consists primarily of Phase II through Phase IV services including consulting services. As referenced throughout this report, prior and current year financial results have been revised to exclude discontinued operations.

Segment information for the three month periods ended September 30, 2007 and 2006, respectively is as follows:

	Early Stage Development	Late Stage Development	Other Reconciling Items (1)	Total Continuing Operations (3)
Direct revenue
2007	$37,645,724	$62,164,163	$––	$99,809,887
2006	$25,111,121	$50,907,653	$––	$76,018,774
Depreciation and amortization
2007	$1,896,812	$2,006,353	$23,790	$3,926,955
2006	$1,631,876	$1,854,735	$––	$3,486,611
Operating income (loss)
2007	$8,039,677	$13,192,947	$(7,532,563)	$13,700,061
2006	$3,873,882	$7,102,061	$(5,064,522)	$5,911,421
Interest income
2007	$110,098	$407,003	$335	$517,436
2006	$58,594	$377,756	$(282,793)	$153,557
Interest expense
2007	$97,269	$21,398	$1,296,009	$1,414,676
2006	$86,574	$(800)	$1,590,743	$1,676,517
Total assets
2007	$141,662,529	$434,919,665	$10,248,692	$586,830,886	(2)
2006	$123,892,982	$398,987,757	$32,189,682	$555,070,421	(2)
Capital expenditures
2007	$2,398,999	$1,530,290	$60,802	$3,990,091
2006	$5,225,648	$2,485,364	$––	$7,711,012

———————

(1)

Represents corporate allocations and reclassifications.

(2)

Excludes assets of discontinued operations.

(3)

Segment related information for SPS on a stand alone basis for 2006 (noted in the table below) has been reclassified from early stage operations as originally reported in the September 30, 2006 Form 10-Q to late stage operations. Results for 2007 which are included in late stage operations have been provided for comparative purposes.

	Three Months Ended September 30,
Segment Information Related to SPS	2007	2006
Direct Revenues	$1,343,437	$798,047
Depreciation and amortization	(13,649)	(17,017)
Operating income	564,092	118,115
Total assets	7,326,355	1,119,486
Capital expenditures	$1,490	$––

Segment information for the nine month periods ended September 30, 2007 and 2006, respectively is as follows:

	Early Stage Development	Late Stage Development	Other Reconciling Items (1)	Total Continuing Operations (3)
Direct revenue
2007	$98,060,357	$172,125,721	$––	$270,186,079
2006	$73,318,297	$149,961,846	$––	$223,280,143
Depreciation and amortization
2007	$5,161,515	$5,905,199	$64,718	$11,131,432
2006	$5,169,399	$5,701,423	$––	$10,870,822
Goodwill Impairment
2007	$––	$––	$––	$––
2006	$––	$7,873,000	$––	$7,873,000
Operating income (loss)
2007	$17,490,962	$28,032,735	$(26,959,346)	$18,564,351
2006	$6,422,882	$15,618,432	$(16,458,926)	$5,582,388
Interest income
2007	$379,770	$1,142,952	$12,215	$1,534,937
2006	$196,987	$831,584	$21,489	$1,050,060
Interest expense
2007	$256,907	$72,696	$4,617,735	$4,947,338
2006	$272,640	$77,183	$6,082,796	$6,432,619
Total assets
2007	$141,662,529	$434,919,665	$10,248,692	$586,830,886	(2)
2006	$123,892,982	$398,987,757	$32,189,682	$555,070,421	(2)
Capital expenditures
2007	$6,150,201	$5,242,825	$87,024	$11,480,050
2006	$10,923,564	$6,892,587	$––	$17,816,151

———————

(1)

Represents corporate allocations and reclassifications.

(2)

Excludes assets of discontinued operations.

(3)

Segment related information for SPS on a stand alone basis for 2006 (noted in the table below) has been reclassified from early stage operations as originally reported in the September 30, 2006 Form 10-Q to late stage operations. Results for 2007 which are included in late stage operations have been provided for comparative purposes.

	Nine Months Ended September 30,
Segment Information Related to SPS	2007	2006
Direct Revenues	$3,225,842	$3,373,718
Depreciation and amortization	40,856	(58,958)
Operating income	1,038,789	(6,800,023	)(a)
Total assets	7,326,355	1,119,486
Capital expenditures	$23,264	$7,462

———————

(a)

Includes impairment of goodwill of $7.9 million.

NOTE I. RELATED PARTY TRANSACTIONS

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

Note Receivable from Minority Interest

In December 2005, the Company entered into a five-year promissory note with Novatia, LLC, in which its subsidiary, Taylor, owns a 25% interest. The agreement provides for a note of approximately $0.2 million with an interest rate of 6% per annum repayable in monthly payments of approximately $4,156 for 59 months. As of September 30, 2007, the loan balance was $0.1 million, which is reflected in “Other assets” in the consolidated balance sheet.

NOTE J. INCOME TAXES

The Company’s effective tax rate for the nine month period ended September 30, 2007 was an expense of 28.2% compared to benefit of 209.6% for the same period in 2006. This change is primarily attributable to certain discrete items and a change in the proportion of earnings from domestic and international operations.

During the third quarter 2007, the Company filed its U.S. Federal Income Tax Return for the 2006 tax year. Subsequent to this filing, the Company had approximately $37.0 million of federal net operating losses for U.S. federal income tax purposes. The Company also had approximately $40.8 million of state net operating losses which will begin to expire in 2011. The Company maintains a valuation allowance against the federal and certain state net operating loss carryforwards, as the Company believes it is not likely that certain of the benefits will be realized prior to expiration. In addition, the Company had approximately $2.5 million of foreign net operating losses that began expiring in 2006. The Company has determined that a significant portion of these foreign net operating losses will not be realized prior to expiration, and therefore has a valuation allowance of approximately $0.5 million against these related deferred tax assets. The Company anticipates that it will continue to generate additional net operating tax losses in the U.S. operations at this time and will record future valuation allowance against such losses.

The Company receives significant tax credits from the government of Canada relating to its research and development expenses. These credits lower its tax liability in Canada. The Company expects the nature of the early stage business and the generation of significant tax credits to continue. However, the Company cannot assure you as to the future amount of these credits on a quarterly or annual basis due to the mix of contracts and the related amounts of research and development activity. Further, the Company has placed a valuation allowance against certain of these credits, as the amount of credits earned currently exceed projected taxable income in Canada for which such credits can be used to reduce taxes.

PharmaNet generates a significant portion of its net earnings from foreign operations. PharmaNet’s non-U.S. and non-Canadian operations are based in Zurich, Switzerland where the effective tax rate is approximately 10%. The Swiss office subcontracts work to the non-U.S. and non-Canadian PharmaNet offices. Fees are based on a reimbursement to these offices for their operating costs, plus a fair markup based on appropriate transfer pricing comparables. The residual income in these non-U.S. and non-Canadian offices are taxed at their statutory rate, which is generally 10% to 37%. The Company has elected to deem its earnings and profits related to its foreign subsidiaries as permanently reinvested, accordingly, no provision has been recorded for U.S. income taxes that might result from repatriation of these earnings. The undistributed earnings of its foreign subsidiaries as of September 30, 2007 are approximately $84.2 million.

The Company adopted the provisions of FIN 48 effective January 1, 2007 which included a decrease adjustment to the January 1, 2007 retained earnings balance in the amount of $2.9 million, which together along with a previously existing income tax liability of $3.2 million resulted in a total liability for unrecognized tax benefits in the amount of $6.1 million related to the Company’s U.S. and foreign operations.

As the Company is in a U.S. net operating loss (“NOL”) carryforward position, any potential liabilities relating to uncertain tax positions in the U.S. will be offset by existing NOLs until such time as the NOLs either expire or are utilized.  During the third quarter 2007, the Company identified approximately $0.9 million of previously recorded liabilities for unrecognized tax benefits in the U.S, which were included in the $6.1 million. This liability will be offset by existing NOLs in the Company’s annual tabular disclosures related to FIN 48.

At September 30, 2007, the Company had a $5.8 million liability for unrecognized tax benefits related to the Company’s operations in foreign taxing jurisdictions, which was comprised of $3.7 million for items generating unrecognized tax benefits, and $0.9 million and $1.2 million, respectively, for interest and related penalties.

The Company recognizes interest accrued on unrecognized tax benefits in interest expense and any related penalties in operating expenses. During the three and nine month periods ended September 30, 2007 the Company recorded expense of $0.2 million and $0.6 million, respectively for interest expense related to FIN 48.

The Company’s U.S. subsidiaries have joined in the filing of a U.S. federal consolidated income tax return since acquisition in December 2004. The U.S. federal statute of limitations remains open for the years 2002 onward. The Company is subject to ongoing tax audits by the Internal Revenue Service for tax years ending December 31, 2004 and 2005. The Company believes that the results of these audits will not have a material effect on its financial position. A Quebec provincial audit for years 2003, 2004, 2005 and 2006 commenced in the third quarter of this year.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

NOTE K. SUBSEQUENT EVENTS

On October 22, 2007, Jack Levine, C.P.A., a member of the Company’s board of directors since August 1999, announced his resignation as chairman and member of the board of directors, chairman and member of the audit committee, member of the compensation committee and member of the nominating committee, effective immediately. In connection with Mr. Levine’s resignation, he retains any equity awards granted to him, which vested on or before October 22, 2007. In addition, 2,472 shares of restricted stock units, which were granted to Mr. Levine on June 6, 2007 (representing 5/12 of his original grant of 5,933 shares on that date), shall vest, subject to approval by the NASDAQ Stock Market. All other unvested equity awards were forfeited.

On October 22, 2007, David Lucking, a member of the Company’s board of directors since June 2002, announced his resignation as a member of the board of directors, chairman and member of the nominating committee, member of the audit committee and member of the compensation committee, effective immediately. In connection with Mr. Lucking’s resignation, he shall retain any equity awards granted to him, which vested on or before October 22, 2007. In addition, 1,648 shares of restricted stock units, which were granted to Mr. Lucking on June 6, 2007 (representing 5/12 of his original grant of 3,955 shares on that date), shall vest, subject to approval by the NASDAQ Stock Market. All other unvested equity awards were forfeited.

As a result of these resignations, our board of directors reduced its size from nine to seven members. On October 24, 2007, the board of directors appointed Peter G. Tombros, a current independent member of the board of directors, as the chairman of the board.

On October 22, 2007, David Natan, who joined the Company in February 2002 and most recently served as Executive Vice President of Reporting and Analysis and Chief Accounting Officer, agreed to a mutual separation, whereby Mr. Natan will no longer be an officer of the Company effective immediately, and he shall remain an employee for up to thirty (30) days from October 22, 2007 as per the terms of his employment agreement.

The severance agreement between Mr. Natan and the Company is currently being negotiated by the Company. The material terms of his severance, which are otherwise required pursuant to his current employment agreement and were approved by the independent members of the board of directors, are as follows:

•

The Company shall make severance payments to Mr. Natan, in cash, equal to two times Mr. Natan’s current annual base salary. Such cash payment shall be made over a period of twenty-four months;

•

The Company shall arrange to provide Mr. Natan with life, disability, accident and health insurance benefits substantially similar to those currently received by Mr. Natan for a period of twenty-four months; and;

•

All long term incentive grants outstanding as of October 22, 2007 shall immediately vest.

Management has estimated costs associated with Mr. Natan’s separation will be approximately $1.1 million and will be recorded in the fourth quarter 2007. The separation agreement with Mr. Natan, if and when executed, will be filed as an exhibit to a Form 8-K or the Company’s next periodic report.

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

Overview

We report our results of operations in two segments — early stage and late stage clinical development. Our early stage segment primarily includes the areas of Phase I and bioequivalency clinical trials, bioanalytical services and support services. Our late stage segment primarily consists of the conduct of Phase II through IV clinical trials, data management and biostatistics, medical and scientific affairs, regulatory affairs and submissions, and provides software tools and services for use in clinical trials. Prior to 2005, we grew significantly through organic growth and acquisitions. We have not completed any acquisitions since December 2004. During 2006, we discontinued operations at our Miami and Ft. Myers facilities and focused our efforts on addressing issues which impacted us during 2005 as described throughout this report. Due to our decision to discontinue operations in Florida, all financial results in this report reflect our continuing operations only, unless otherwise stated. In addition, certain reclassifications, primarily related to rent escalation clauses, lessor incentives, certain payroll-related costs to conform to the late stage segment presentation and FIN 48 liabilities, have been made to the 2006 financial statement balances to conform to the 2007 presentation.

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

We record our recurring operating expenses in three primary categories: (i) direct costs, (ii) selling, general and administrative expenses and (iii) reimbursable out-of-pocket expenses. Direct costs consist primarily of participant fees and associated expenses, direct labor and employee benefits, facility costs, depreciation associated with facilities and equipment used in conducting trials, and other costs and materials directly related to contracts. Direct costs as a percentage of net revenue vary from period to period, due to the varying mix of contracts and services performed and to the percentage of revenue arising from our early stage Canadian operations, which generally have higher direct costs. Selling, general and administrative costs consist primarily of administrative payroll, except for the late stage segment, overhead, advertising, legal and accounting expense, travel, depreciation and amortization related to amortizable intangibles. The late stage segment includes all payroll related costs as part of direct costs, and all office costs and depreciation as part of selling, general and administrative costs.

The gross profit margins on our contracts vary depending upon the nature of the services we perform for our clients. Gross profit margins for our early stage clinical development trials and bioanalytical services generally tend to be higher than those for our late stage trials, and other services we perform. Within our early stage business, our gross profit margins are generally higher for trials that involve a larger number of participants, a longer period of study time and/or the performance of more tests. Gross profit margins for our services to branded drug clients generally tend to be higher than those for generic drug clients. In addition, our gross profit margins will vary based upon our mix of domestic and international business. Gross profit margins are calculated by dividing the gross profit excluding reimbursed out-of-pocket expenses by direct revenue.

Discontinued Operations

In connection with our decision to discontinue our Florida operations, we have incurred approximately $0.3 million in net costs; and approximately $0.9 million in net gain on the sale of the former CPA property during the nine month period ended September 30, 2007.

During periods subsequent to September 30, 2007, we expect to incur the following cash expenditures in connection with our discontinued operations: (i) approximately $0.2 million remaining to be paid over a period of time for the separation payment made to a former officer; and (ii) approximately $0.8 million to be paid over time in connection with the early termination of certain service agreements for office equipment. In addition to these amounts, we expect to incur the following additional estimated amounts relating to potential issues associated with our discontinued operations: (i) between $0.1 million to $0.3 million for general and administrative expenses which are expected to be incurred through December 31, 2007; and (ii) the potential uncollectibility of certain accounts receivable from discontinued operations. Our current gross outstanding accounts receivable from discontinued operations as of September 30, 2007 is approximately $3.3 million which we have reserved approximately $1.1 million.

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

Results of Operations

The following table summarizes our results of continuing operations for the three month periods ended September 30, 2007 and 2006. With the exception of the tax rate, which is calculated as a percentage of earnings (loss) from continuing operations before income tax, all percentages calculated are ratios of direct revenue.

	Three Months Ended September 30, 2007	% of Direct Revenue	Three Months Ended September 30, 2006	% of Direct Revenue	$ Change	% Change
Direct revenue	$99,809,887	100.0%	$76,018,774	100.0%	$23,791,113	31.3%
Direct costs	57,074,046	57.2%	46,542,157	61.2%	10,531,889	22.6%
Selling, general and administrative expenses	27,535,780	27.6%	23,565,196	31.0%	3,970,584	16.8%
Provision for settlement of litigation	1,500,000	1.5%	––		1,500,000	100.0%
Total other income (expense)	(3,511,231)	3.5%	(2,170,275)	2.9%	(1,340,956)	61.8%
Earnings from continuing operations before income tax	10,188,830	10.2%	3,741,146	4.9%	6,447,684	172.3%
Income tax expense	2,961,757	29.1%	538,771	14.4%	2,422,986	449.7%
Earnings from continuing operations before minority interest in joint venture	7,227,073	7.2%	3,202,375	4.2%	4,024,698	125.7%
Minority interest in joint venture	340,249	0.3%	222,835	0.3%	117,414	52.7%
Net earnings from continuing operations	6,886,824	6.9%	2,979,540	3.9%	3,907,284	131.1%
Loss from discontinued operations, net of tax	(93,398)	0.1%	(3,242,289)	4.3%	3,148,891	(97.1%)
Net earnings (loss)	$6,793,426	6.8%	$(262,749)	0.3%	$7,056,175	(2,685.5%)
Earnings (loss) per share from continuing operations
Basic	$0.37		$0.16
Diluted	$0.37		$0.16

The following table summarizes our results of continuing operations for the nine month periods ended September 30, 2007 and 2006. With the exception of the tax rate, which is calculated as a percentage of earnings (loss) from continuing operations before income tax, all percentages calculated are ratios of direct revenue.

	Nine Months Ended September 30, 2007	% of Direct Revenue	Nine Months Ended September 30, 2006	% of Direct Revenue	$ Change	% Change
Direct revenue	$270,186,079	100.0%	$223,280,143	100.0%	$46,905,936	21.0%
Direct costs	160,252,976	59.3%	136,656,308	61.2%	23,596,668	17.3%
Selling, general and administrative expenses	80,968,752	30.0%	73,168,447	32.8%	7,800,305	10.7%
Provision for settlement of litigation	10,400,000	3.8%	––		10,400,000	100.0%
Impairment of goodwill	––		7,873,000	3.5%	(7,873,000)	(100.0%)
Total other income (expense)	(6,280,163)	2.3%	(8,384,685)	3.8%	2,104,522	(25.1%)
Earnings (loss) from continuing operations before income tax	12,284,188	4.5%	(2,802,297)	1.3%	15,086,485	(538.4%)
Income tax expense (benefit)	3,466,382	28.2%	(5,874,452)	209.6%	9,340,834	(159.0%)
Earnings from continuing operations before minority interest in joint venture	8,817,806	3.3%	3,072,155	1.4%	5,745,651	187.0%
Minority interest in joint venture	540,930	0.2%	516,798	0.2%	24,132	4.7%
Net earnings from continuing operations	8,276,876	3.1%	2,555,357	1.1%	5,721,519	223.9%
Earnings (loss) from discontinued operations, net of tax	628,878	0.2%	(26,667,552)	11.9%	27,296,430	(102.4%)
Net earnings (loss)	$8,905,754	3.3%	$(24,112,195)	10.8%	$33,017,949	(136.9%)
Earnings (loss) per share from continuing operations
Basic	$0.44		$0.14
Diluted	$0.44		$0.14

Direct Revenue

Direct revenue, which does not include reimbursed out-of-pocket expenses, was $99.8 million for the three month period ended September 30, 2007, compared to $76.0 million for the corresponding period ended September 30, 2006. Direct revenue was $270.2 million for the nine month period ended September 30, 2007 compared to $223.3 million for the corresponding period ended September 30, 2006. This represents an increase of 31.3% and 21.0%; respectively for the three month and nine month periods ended September 30, 2007 compared to the same periods in 2006. The increase in both the three and nine month periods is attributable to an increase in revenues of 49.9% and 33.7%, respectively in our early stage segment and 22.1% and 14.8%, respectively in our late stage segment.

For the three month period ended September 30, 2007, direct revenue was approximately $47.7 million from U.S. operations and $52.1 million from foreign operations compared to $34.8 million from our U.S. operations and $41.2 million from foreign operations for the same three month period in 2006. For the nine month period ended September 30, 2007, direct revenue was approximately $125.3 million from U.S. operations and $144.9 million from foreign operations compared to approximately $104.9 million from our U.S. operations and approximately $118.4 million from foreign operations for the same nine month period in 2006. The increase in direct revenue for both U.S. and foreign operations for 2007 compared to the same periods in 2006 is consistent with the increased revenues and segment mix from our late and early stage businesses.

Direct Costs

Direct costs as a percentage of direct revenue decreased to 57.2% for the three months ended September 30, 2007 compared to 61.2% for the same period in 2006. For the nine month period ended September 30, 2007, direct costs as a percentage of direct revenue decreased to 59.3% from 61.2% for the same period in 2006. The decrease in direct costs as a percentage of direct revenue for the nine month period ended September 30, 2006 is attributable to a significant decrease in direct costs as a percentage of revenue in our early stage operations offset by a slight increase in direct costs as a percentage of revenue at our late stage operations. In both of our early stage and late stage businesses, we often receive requests from our clients for a change in the scope of project. During the change order process, we may begin to perform additional work for a client while waiting for final client approval on the change order amount. This is done to avoid delays in the progress of a study. During the third quarter 2007, the Company was able to recognize approximately $3.0 million of direct revenues which came from change orders that were not authorized in the previous quarter. For the nine month period ended September 30, 2007, we experienced a significant improvement in our early stage bioanalytical and clinical businesses. Although we continue to experience pricing pressure in our early stage business, prices currently have stabilized. Additionally, some of the measures we have taken to reduce costs and change operations to address this pricing pressure have been successful. We expect this trend to continue for the immediate future, however, there can be no assurances that further pricing pressure will not develop. Direct costs in our early stage business as a percentage of revenue are higher in our clinical operations than in the bioanalytical operations. Our utilization rate for the three and nine months ended September 30, 2007 has improved compared to the same periods during the prior year as a result of our increased capacity in our bioanalytical operations.

Our early stage business has historically experienced periods of competition. However, during 2006, we concluded that the industry change with generic pricing would become permanent for the foreseeable future. As a result of this determination we began implementing steps in the third quarter of 2006 to reduce both direct and other costs at our Anapharm subsidiary which comprises the majority of our early stage segment. These steps included headcount reductions, reduction of personnel through attrition, process changes to improve efficiencies, reduced reliance on outside contractors and other cost reductions. These measures yielded approximately $1.5 million in cost savings in 2006. During the first quarter of 2007, as a result of significantly increased backlog and business conditions, we discontinued the reduction of personnel and began recruiting for additional personnel. We continue to pursue cost reduction initiatives, however, there can be no assurance that these measures will be successful nor that the increased backlog will continue to generate increased levels of revenue due to the historic rates of cancellation in our early stage business and other factors.

Gross Profit Margins

Our gross profit margins as a percentage of direct revenue increased to 42.8% from 38.8% for the three month period ended September 30, 2007 compared to the same period in the prior year. For the nine month period ended September 30, 2007, gross profit margins as a percentage of direct revenue increased to 40.7% from 38.8% compared to the same period in the prior year. Since we perform a wide variety of services, all of which carry different gross margins, our future margins will vary from quarter-to-quarter and year-to-year based upon the mix of these contracts, our capacity levels at the time we begin the projects, and the amount of revenue generated for each type of service we perform. Even within category types, the amount of gross margins generated might vary due to the unique nature and size of each contract and project we undertake. This could impact our future profit margins and profit comparisons to historical levels. During the three and nine month periods ended September 30, 2007, the early stage segment experienced significantly lower direct costs resulting in higher profit margins, while the late stage segment experienced increased direct revenues resulting in higher profit margins compared to the same period in 2006. During the third quarter 2007, late stage operating margins benefited from the recognition of approximately $3.0 million of revenue related to authorized change order for which certain expense had been incurred in previous quarters.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, or SG&A expenses, which includes corporate SG&A expenses, increased to approximately $27.5 million for the three month period ended September 30, 2007 compared to $23.6 million for the same period in the prior year. For the nine month period ended September 30, 2007, SG&A expenses were $81.0 million compared to $73.2 million for the nine month period in 2006. The increase in the nine month period in SG&A expenses for the period ended September 30, 2007 compared to 2006, is primarily attributable to additional expenditures consistent with the expansion of our business, including additional administrative and other personnel costs, health and casualty insurance, increased sales, marketing, business development efforts and facility costs in 2007 related to the move to the new Quebec and Toronto facilities. The moving costs to the new Quebec facility were $0.1 million and $0.5 million, respectively for the three and nine month periods ended September 30, 2007. Commencing July 1, 2007, the rent expense for the new Quebec facility will be approximately $1.8 million per year in excess of previous levels.

As a percentage of direct revenue, our SG&A expenses decreased to 27.6% for the three month period ended September 30, 2007 compared to 31.0% for the same three month period ended September 30, 2006. As a percentage of direct revenue, our SG&A expenses decreased to 30.0%, for the nine month period ended September 30, 2007 compared to 32.8% for the same nine month period ended September 30, 2006. The decrease in both the three and nine month periods is primarily attributable to an increase in direct revenue offset to a lesser extent, by additional expenditures in 2007.

Corporate SG&A expenses for the three month period ended September 30, 2007, excluding $1.5 million for the provision for the settlement of the securities class action lawsuit and other related litigation amounted to $6.0 million compared to $5.0 million in the same period in 2006. Corporate SG&A expenses for the nine month periods ended September 30, 2007 and 2006, excluding the provision for the settlement of the securities class action lawsuit and other related litigation amounted to approximately $16.5 million, respectively. The increase for the three month period in 2007 compared to 2006 is primarily attributable to increase in general SG&A expenses and an increase in non-cash compensation expense related to RSUs, which amounted to $0.3 million for the three month period ended September 30, 2007 compared to $0.1 million for the same period in 2006; offset by a decrease in legal fees related to the SEC investigation, which amounted to $0.2million for the three month period ended September 30, 2007, compared to $0.4 million for the three month period ended September 30, 2006.

Provision for Settlement of Litigation

For the three and nine month periods ended September 30, 2007, we recorded a charge of $1.5 million and $10.4 million, respectively for the settlement of the securities class action lawsuit and other litigation. The current reserve level for the settlement of the securities class action lawsuit and other litigation represents an estimate. We may need to adjust the provision as the outcomes of the securities class action and other related litigation become more predictable. For further discussion regarding this matter, refer to Note G. Commitments and Contingencies.

Interest Income and Expense, Foreign Exchange Transactions, Other Income

Our interest expense decreased to approximately $1.4 million for the three month period ended September 30, 2007 compared to approximately $1.7 million for the same period ended September 30, 2006. Our interest expense decreased to approximately $4.9 million for the nine month period ended September 30, 2007, compared to approximately $6.4 million for the same period ended September 30, 2006. This decrease is primarily due to substantially lower loan balances; offset slightly by higher interest rates and a write-off of deferred finance costs in the nine month period ended September 30, 2006. In May 2006, we agreed to permanently reduce the size of our credit facility, as amended and restated, referred to herein as the Credit Facility, from $90.0 million to $45.0 million. As a result of this reduction, we wrote-off approximately $1.2 million of deferred financing costs related to the Credit Facility in the second quarter of 2006.

Interest expense includes amortization of deferred finance costs, which amounted to $0.4 million and $1.2 million for both the three and nine months periods ended September 30, 2007 and 2006, respectively.

At September 30, 2007, the balance outstanding under our Credit Facility was $0. The current interest rate on this variable rate facility is approximately 9.5% on the revolving line of credit, excluding interest expense relating to unused borrowing capacity on the line of credit. Based upon a zero loan balance outstanding at September 30, 2007, and assuming no further borrowings are incurred and interest rates do not increase, the projected interest expense on the Credit Facility (and the fees paid on the unutilized portion of the Credit Facility) and convertible debt for the remainder of 2007 will be approximately $0.9 million excluding amortization of deferred finance costs. The remaining deferred financing costs of approximately $3.4 million relating to the convertible notes and remaining Credit Facility are being amortized over a period of between three and four years and are charged to interest expense.

For the three and nine month periods ended September 30, 2007, we recorded approximately $0.5 million and $1.5 million in interest income compared to approximately $0.2 million and $1.1 million for the same periods ended September 30, 2006. This increase is primarily attributable to higher interest rates available on cash balances and investments and slightly higher average cash balances during 2007 compared to the same period in 2006.

Foreign exchange transaction losses increased to $2.6 million and $3.3 million, respectively for the three and nine month periods ended September 30, 2007, compared to $0.6 million and $3.0 million for the same periods ended September 30, 2006. The increases are primarily attributable to the weakening of the U.S. dollar against the Canadian dollar, Euro, and Swiss Franc in the early and late stage segments. Within our early stage businesses operating in Canada essentially all costs are in Canadian dollars, while a significant portion of direct revenues are either in U.S. dollars or Euros. Similarly, in the late stage businesses in Europe costs are primarily in Euros, and Swiss Francs, while a significant portion of revenues are in U.S dollars. We have a number of ongoing initiatives to effectively mitigate foreign currency exposure.

During the second quarter 2007, we resolved a 401(k) plan matter with the IRS for a nominal amount and as a result reversed our accrual of $0.5 million and recorded this amount as “Other income” in our results of operations for the nine month period ended September 30, 2007. For further discussion regarding this matter, refer to Note G. Commitments and Contingencies.

Income tax

Our effective tax rate for the three months ended September 30, 2007 was an expense of 29.1% compared to an expense of 14.4% for the same three months ended in 2006. Our effective tax rate for the nine months ended September 30, 2007 was an expense of 28.2%, compared to a benefit of 209.6% for the same nine months ended in 2006. This was primarily attributable to certain discrete items and a change in the proportion of earnings between domestic and international operations.

During the third quarter 2007, we filed our U.S. Federal Income Tax Return for the 2006 tax year. Subsequent to this filing, we had approximately $37.0 million of federal net operating losses for U.S. federal income tax purposes. We also have approximately $40.8 million of state net operating losses that will begin to expire in 2011. We maintain a valuation allowance against the federal and certain state net operating loss carryforwards, as we believe it is not likely that the benefits will be realized prior to expiration. In addition, we had approximately $2.5 million of foreign net operating losses that began expiring in 2006. We have determined that a significant portion of these foreign net operating losses will not be realized prior to expiration, and therefore has a valuation allowance of approximately $0.5 million against these related deferred tax assets. We anticipate that we will continue to generate additional net operating tax losses in the U.S. operations at this time and will record future valuation allowance against such losses.

We receive significant tax credits from the government of Canada relating to research and development expenses. These credits lower the tax liability in Canada. We expect the nature of our early stage business and the generation of significant tax credits to continue. However, we cannot assure you as to the future amount of these credits on a quarterly or annual basis due to the mix of contracts and the related amounts of research and development activity. Further, we have placed a valuation allowance against certain of these credits, as the amount of credits earned currently exceed projected taxable income in Canada for which such credits can be used to reduce taxes.

PharmaNet generates a significant portion of its net earnings from foreign operations. PharmaNet’s non-U.S. and non-Canadian operations are based in Zurich, Switzerland where the effective tax rate is approximately 10%. The Swiss office subcontracts work to the non-U.S. and non-Canadian PharmaNet offices. Fees are based on a reimbursement to these offices for their operating costs, plus a fair markup based on appropriate transfer pricing comparables. The residual income in these non-U.S. and non-Canadian offices are taxed at their statutory rate, which is generally 10% to 37%. We have elected under APB 23 to permanently reinvest earnings and profits related to its foreign subsidiaries; accordingly, no provision has been recorded for U.S. income taxes that might result from repatriation of these earnings. The undistributed earnings of foreign subsidiaries as of September 30, 2007 are approximately $84.2 million.

We adopted the provisions of FIN 48 effective January 1, 2007 which included a decrease adjustment to the January 1, 2007 retained earnings balance in the amount of $2.9 million, which together along with a previously existing income tax liability of $3.2 million resulted in a total liability for unrecognized tax benefits in the amount of $6.1 million related to our U.S. and foreign operations.

We are in a U.S. net operating loss (“NOL”) carryforward position, any potential liabilities relating to uncertain tax positions in the U.S. will be offset by existing NOLs until such time as the NOLs either expire or are utilized. During the third quarter 2007, we identified approximately $0.9 million of previously recorded liabilities for unrecognized tax benefits in the U.S, which were included in the $6.1 million. This liability will be offset by existing NOLs in our annual tabular disclosures related to FIN 48.

At September 30, 2007, we had a $5.8 million liability for unrecognized tax benefits related to our operations in foreign taxing jurisdictions, which was comprised of $3.7 million for items generating unrecognized tax benefits, and $0.9 million and $1.2 million, respectively, for interest and related penalties.

During the three and nine month periods ended September 30, 2007 we recorded expense of $0.2 million and $0.6 million, respectively for interest expense related to FIN 48.

It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a significant impact on the results of operations or our financial position.

Our U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return since acquisition in December 2004. The U.S. federal statute of limitations remains open for the years 2002 onward. We are subject to ongoing tax audits by the Internal Revenue Service for tax years ending December 31, 2004 and 2005. A Quebec provincial audit for years 2003, 2004, 2005 and 2006 commenced during the third quarter of this year. The state of New Jersey audit for PharmaNet LLC for the years 2003 – 2006 is scheduled to begin during the fourth quarter 2007 for partnership and gross income tax, as well as for sales and use tax for the years 2003 – 2007. We believe the results of these audits will not have a material effect on our financial position.

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

For the full year 2007, we expect our average effective tax rate, excluding the provision for settlement of litigation to be approximately 18% - 20% based on current projections. We cannot be certain, however, that the changes in the operating income of our operations, or shifts in the location of the performance of work, or other expected factors such as FIN 48 described above will not adversely impact the effective tax rate.

Earnings (loss) Per Share

For the three month period ended September 30, 2007, net earnings from continuing operations increased to $6.9 million from $3.0 million for the same period during 2006. For the nine month period ended September 30, 2007, net earnings from continuing operations increased to $8.3 million from $2.6 million for the same period during 2006. On a diluted basis, our earnings per share was $0.37 for the three months ended September 30, 2007 compared to earnings per share of $0.16 for the three month period ended September 30, 2006. The principal reasons for the change in net earnings for both the three and nine month periods were primarily due to significant increases in earnings in both our early and late stage segments; offset by the provision recorded for the settlement of the securities class action lawsuit and other litigation, which amounted to $1.5 million and $10.4 million, respectively, and the increase in other income and expense attributable to foreign exchange losses, which increased to $2.6 million and $3.3 million for the three and nine month periods ended September 30, 2007, compared to $0.6 million and $3.0 million for the same periods during 2006. For the three months ended September 30, 2007, we had 19,120,631 diluted shares of common stock outstanding compared to 18,473,375 shares for the same period in 2006. The change is primarily attributable to previously issued RSUs and the exercise of stock options. For the nine months ended September 30, 2007, we had 18,984,625 diluted shares of common stock compared to 18,376,696 shares of diluted stock for the same period in 2006. If our average common stock price exceeds $41.08 during a reporting period, we will be required to include additional shares in calculating the weighted average number of fully diluted shares due to our convertible notes. The amount of additional shares will be calculated comparable to the treasury method used for in-the-money stock options.

Liquidity and Capital Resources

At September 30, 2007, we had cash, cash equivalents and marketable securities of approximately $66.5 million, and working capital (which excludes the assets and liabilities of discontinued operations) of $81.8 million, compared to $53.8 million of cash, cash equivalents and marketable securities and working capital of $55.3 million at September 30, 2006. For the nine months ended September 30, 2007, net cash provided by operating activities from continuing operations was $28.8 million compared to $27.4 million for the corresponding period during the prior year. The increase in cash flow provided by continuing operating activities is due to net earnings of $8.3 million and adjustments to reconcile net earnings, which include $10.4 million for the provision for settlement of litigation, $11.1 million related to depreciation and amortization and $3.6 million of share-based compensation expense; offset by a net decrease in operating assets and liabilities of $6.7 million, which included increases of $4.0 million in accrued liabilities, $12.1 million in client advances and $1.5 million in other long term liabilities, offset by increases of $15.6 million in accounts receivable and $2.6 million in prepaid expenses and other current assets, and a decrease of $6.2 million in accounts payable.

For the nine month period ended September 30, 2007, net cash used in investing activities from continuing operations was $8.4 million compared to $13.2 million for the corresponding period during the prior year. During the first nine months of 2007, we used approximately $11.5 million for capital expenditures compared to $17.8 million in capital expenditures for the corresponding period during the prior year. Additionally, during the nine months ended September 30, 2007, our receipt of proceeds of marketable securities decreased to $3.0 million as compared to $6.7 million during the prior year as a result of the redemption or sale of investments in marketable securities.

For the nine months ended September 30, 2007, net cash used in financing activities from continuing operations was $8.2 million compared to net cash provided by financing activities of $1.9 million in the corresponding period during the prior year. The decrease in cash received from financing activities is primarily attributable to $9.4 million in net payments on our Credit Facility and principal repayment of $3.0 million on capital lease obligations, offset by $4.1 million in proceeds from stock option exercises and our employee stock purchase program compared to $4.7 million in proceeds from stock option exercises and our employee stock purchase program in the corresponding period last year.

On October 14, 2006, we entered into a Fourth Amendment, referred to herein as the Amendment, to our Credit Facility with a syndicate of banks. As a result of this Amendment, certain financial covenants and conditions in the Credit Facility were modified to reflect our current operations and business needs. The other material terms of the Amendment (i) require us to provide the Bank with additional financial reporting, (ii) permit us to enter into a sale-leaseback transaction for our Quebec City facility, and (iii) would require a temporary reduction in the amount of borrowing capacity under the Credit Facility to $22.5 million in the event our trailing twelve month EBITDA (as defined in the Credit Facility), or TTM, is materially below, by a certain percentage, the forecasts provided to the Bank. If the total amount of our outstanding loans exceeds $22.5 million at the time of the occurrence of such an event, we have no immediate obligation to repay these loans. If the TTM exceeds this threshold in future periods, the full borrowing capacity of the Credit Facility will be restored to $45.0 million. In conjunction with the Fourth Amendment, the Applicable Margin with respect to LIBOR Loans was increased by 25 basis points to 3.25% and the Applicable Margin with respect to Revolving Loans that are Prime Rate Loans was increased by 25 basis points to 2.25%, subject to change based upon certain leverage ratios.

In June 2007, we entered into a Fifth Amendment. This amendment modified our financial reporting requirements to the Bank. This amendment had no impact on the covenants or borrowing capacity available to us on the line of credit.

The principal balance outstanding on the Credit Facility at September 30, 2007 was $0 compared to $9.4 million at December 31, 2006. Although the outstanding balance of the Credit Facility was $0 at September 30, 2007, we may borrow against the Credit Facility in the future to meet our cash needs. We are in compliance with the covenants and conditions contained therein at September 30, 2007. The obligations under the Credit Facility are guaranteed by each of our U.S. subsidiaries, are secured by a lien on the vacant land in Miami, Florida, a pledge of all of the assets of our U.S. operations and U.S. subsidiaries, and a pledge of 65% of the stock of certain of our foreign subsidiaries. The facility is due in December 2009. The U.S. assets collateralizing the Credit Facility are approximately valued at $420.6 million including goodwill and intangible assets.

Previously, a significant component of our business strategy was to seek to make acquisitions that are accretive to earnings and meet certain operational requirements. The Company may also consider other strategic initiatives which may include joint ventures and business development. Although our management continues to assess acquisitions and business development opportunities, its primary focus is on current operations. If we consummate any acquisitions, we expect to use our existing cash, our Credit Facility to the extent available and, if necessary, obtain additional debt or equity financing to fund any such acquisitions.

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

We anticipate spending between $5.5 million and $7.5 million in capital asset expenditures during the fourth quarter 2007, consisting primarily of new bioanalytical computer equipment and other capital expenditures.

In 2005, Anapharm purchased land for $2.5 million and in 2006, commenced building a new facility in Quebec City, Canada intended to house all of its clinical and bioanalytical operations as well as administrative functions. In early 2006, Anapharm negotiated a build-to-suit arrangement with a building contractor. Subsequent to this arrangement, Anapharm decided that it was advantageous to enter into a leasing arrangement for this location versus owning the property and building. In October 2006, Anapharm completed a transaction with a third party investor. Under the terms of the agreement, the Investor advanced Anapharm approximately $9.8 million which represented substantially all of the funds that Anapharm had spent on the land purchase and construction as of that date. Additionally, the Investor agreed to pay the contractor for the remaining building costs not to exceed approximately $18.0 million. Any construction costs in excess of $18.0 million would be borne by us.

Under the terms of SFAS 98 our contingent liability to the builder as well as our involvement in ensuring the building is designed and built to properly meet its operational need, constitutes “continuing involvement.” Prior to September 30, 2007, the sale-leaseback for accounting purposes could not be completed until all required building documentation was completed and we no longer had legal liability for construction costs. As a result, we had previously classified the Quebec City building as “construction in progress and land expected to be sold in sale-leaseback transaction” on the Consolidated Balance Sheets along with a corresponding liability until final approvals could be obtained.

On September 24, 2007, we received a letter from the architect certifying that the building was complete. As of September 30, 2007, the building was 100% complete and operational. As a result, we have been relieved of future obligations, contingencies and liability related to the construction of the building. Accordingly, the Company has removed the construction in progress and land expected to be sold in sale-leaseback transaction and the corresponding liability of approximately $23.7 million from the Consolidated Balance Sheets and approximately $7.9 million of non-cash from investing and financing activities has been excluded from the Consolidated Statements of Cash Flows as of and for the nine month period ended September 30, 2007. Pursuant to sale-leaseback accounting rules, a gain of approximately $867,000 was deferred at September 30, 2007 and is being amortized as a rent subsidy as an offset against rent expense over the 20-year term of the lease, subject to two five-year renewal options. The rental payment, exclusive of the rent subsidy, for the first five years of the lease term is $2,373,285 per year and increases by 10.0% for each of the next three five-year increments. Both the rental payments and rent subsidy are recorded in Anapharm’s functional currency, the Canadian dollar. The lease is being accounted for as an operating lease.

Based upon our cash balances and cash flows from operations, we believe we have adequate working capital to meet our operational needs for the next 12 months.

In order to provide a liquidity metric that enables investors to benchmark us against others in the industry, we calculate days’ sales outstanding, also referred to herein as DSO, for each three month period for continuing operations. DSO’s are calculated by taking the consolidated accounts receivable balance for continuing operations at the end of a period, and subtracting both short term and long term client advances balances for continuing operations at the end of the period. The resulting number is divided by average net revenue per day for continuing operations for the three month period. For the three month period ended September 30, 2007, our DSO was 38 days. We expect our annual DSO to be between 35 – 42 days.

Capital Expenditures and Commitments

During the three and nine months ended September 30, 2007, we incurred approximately $4.0 million and $11.5 million, respectively, for capital expenditures compared to $7.7 million and $17.8 million for the corresponding periods during 2006. We expect to spend between $5.5 million and $7.5 million in capital asset expenditures during the fourth quarter 2007, consisting primarily of new bioanalytical laboratory computer equipment.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. At September 30, 2007, these non-cancelable purchase obligations were not materially different than those disclosed in the Contractual Commitments table contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Forward-Looking Statements

There are a number of forward-looking statements in this report within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, industry trends and information; our ability to implement our strategy described in Item 1 of our Annual Report on Form 10-K; our ability to determine our impairment charges and costs of discontinued operations; whether we will achieve our estimated value for our discontinued operations; developments with respect to the SEC’s inquiry and securities class action lawsuits and derivative lawsuits; our ability to successfully achieve and manage the technical requirements of specialized clinical trial services, while complying with applicable rules and regulations; regulatory changes; changes affecting the clinical research industry; a reduction of outsourcing by pharmaceutical and biotechnology companies; our ability to compete internationally in attracting clients in order to develop additional business; our evaluation of our backlog and the potential cancellation of contracts; our ability to retain and recruit new employees; our clients’ ability to provide the drugs and medical devices used in our clinical trials; our future stock price; our assessment of our effective tax rate; our financial guidance; our future effective tax rate; our anticipated 2007 capital expenditures; our 2007 costs of compliance of Section 404 of the Sarbanes-Oxley Act; the impact of foreign currency transaction costs and the effectiveness of any hedging strategies that we implement; and the national and international economic climate as it affects drug development operations. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

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

Market Risk

In 2007 and 2006, we purchased certain debt securities. We classify our investments in debt securities as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Investments classified as available-for-sale are carried at fair value based on quoted market prices. The unrealized holding gain (loss) on available-for-sale securities is reported as a component of accumulated other comprehensive earnings, net of applicable deferred income taxes. For the three month periods ended September 30, 2007 and 2006, the unrealized gain on investments in marketable securities was insignificant. Cost is determined on the actual purchase price of the marketable security for determining realized gains and losses. For the three month periods ended September 30, 2007 and 2006, there were no material realized gains or losses. As of September 30, 2007 and December 31, 2006, we had approximately $6.1 million and $8.4 million, respectively, in investments in marketable securities.

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

Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, convertible senior notes and notes payable. At September 30, 2007, the fair value of these instruments approximates their carrying amounts.

Currency Risk

We operate on a global basis and therefore are exposed to various types of currency risks. Two specific transaction risks arise from the nature of the contracts we execute with our customers. From time to time contracts are denominated in a currency different than the particular local currency. This contract currency denomination issue is applicable only to a portion of the contracts executed. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which our subsidiary’s expenses are incurred. As a result, our subsidiary’s net service revenues and resultant net income or loss can be affected by fluctuations in exchange rates.

The second risk results from the passage of time between the invoicing of customers under these contracts and the ultimate collection of customer payments against such invoices. Because the contract may be denominated in a currency other than our subsidiary’s local currency, we recognize a receivable at the time of invoicing in the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared until the payment from the customer is received will result in us receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized as a foreign currency transaction gain or loss, as applicable, and is reported in Other Income (Expense) in the Consolidated Statements of Operations.

Our Consolidated Financial Statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting Consolidated Financial Statements. Our foreign subsidiaries translate their financial results from local currency into U.S. dollars as follows: income statement accounts are translated at average exchange rates for the period; balance sheet asset and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheet and is necessary to keep the foreign subsidiaries’ balance sheet stated in U.S. dollars in balance.

During the nine month period ended September 30, 2007 we had a pre-tax loss from foreign currency transactions of $3.3 million related to the risks described above. During the first six months of 2007, we entered into foreign currency hedge transactions to hedge exposure related to receivables denominated in currencies other than the functional currency. As of September 30, 2007, we had outstanding foreign exchange put contracts with a notional amount of approximately $6.0 million as a hedge against a portion of our foreign exchange exposure.

Interest rate risk

We have a $45.0 million Credit Facility. At September 30, 2007, our outstanding balance under the Credit Facility was $0. The interest rate on the Credit Facility is LIBOR based and variable. The Credit Facility is secured by substantially all of our U.S. assets and a pledge of 65% of the capital stock of certain of our foreign subsidiaries. Changes in interest rates and LIBOR in particular, will affect our cost of funds under this facility. A 10% change in our variable rate Credit Facility would result in a change in annual interest expense of approximately $0.4 million.

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

On August 1, 2007, we issued a press release announcing that we had entered into an Agreement to settle the Federal Securities Action on the principal terms set forth in an Agreement to Settle Class Action. Pursuant to the terms of the settlement, the class will receive $28.5 million (less legal fees, administration and other costs). We recorded charges of $1.5 million and $10.4 million, for the three and nine month periods ended September 30, 2007 associated with the Agreement to Settle Class Action and other related litigation, of which we may elect to pay up to $4.0 million in stock, or in all cash. The stock will be valued according to the volume weighted average closing price for the ten trading days leading up to the date the district court enters an Order finally approving the settlement. The Agreement to Settle Class Action is contingent upon the satisfaction of various conditions, including, but not limited to, preliminary approval by the district court and final approval by the court after notice to the class and a hearing. We cannot assure you that the settlement will be approved by the court or upheld if challenged by the class. Beginning in late December 2005, a total of five stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida and the United States Court for the District of New Jersey against certain of our current and former officers and directors, as well as PDGI (as a nominal defendant) for alleged violations of state and federal law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, disgorgement under the Sarbanes-Oxley Act of 2002 and violation of Section 14(a) of the Securities Exchange Act of 1934, such actions are referred to herein as the Federal Derivative Actions. We were served notice of these lawsuits in early January 2006. The Federal Derivative Actions allege that the individual defendants misrepresented and engaged in a conspiracy to misrepresent our business condition, prospects and financial results, failed to disclose our allegedly improper and reckless business practices, such as mismanagement of clinical trials and mistreatment of research participants, used our artificially inflated stock to acquire other companies and complete public offerings and engaged in illegal insider trading.

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

A consolidated amended complaint was filed in the Federal Derivative Action on November 13, 2006. On January 11, 2007, the defendants filed a motion to dismiss that amended complaint. On July 24, 2007, the district court denied defendants' motion to dismiss the Federal Derivative Action. On September 17, 2007, the parties sent the Court a letter informing it that the parties have engaged in preliminary settlement discussions and are attempting to mediate this case before year-end.  The parties have agreed to extend the deadline for all defendants to respond to the operative complaint until after the anticipated mediation.

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

Risks Associated With Recent Actions, Inquiries and Lawsuits

While we have insurance coverage in connection with the pending securities class and derivative actions, the current proposed settlement for the securities class action suit exceeds our insurance coverage limits, and there will be no additional coverage for the derivative actions and associated future legal fees.

We are subject to a number of class actions and derivative actions in federal court, which were consolidated in the District of New Jersey.  A number of securities class actions and derivative actions have been filed against us. The securities class actions allege that we and certain of our former and current officers and directors engaged in violations of the anti-fraud provisions of the federal securities laws. The derivative suits are brought on behalf of PharmaNet against certain of our former and current officers and/or directors alleging, among other things, breaches of fiduciary duty. The complaints in these actions seek, among other things, unspecified damages and costs associated with the litigation.  As of December 31, 2006, our $250,000 insurance deductible was reached.  On August 1, 2007 we entered into an Agreement to Settle Class Action to settle the securities class action lawsuit.  Under the terms of the Agreement to Settle Class Action, which is subject to court approval, our insurance coverage has been exceeded.  Since the pending settlement of the securities class action suit has exhausted our policy limits, we no longer have any coverage for additional legal fees or to cover any adverse judgment in or derivative suit.  As such, our future earnings and financial condition could be materially and adversely affected. Additionally, in the event the court does not approve the Agreement to Settle Class Action and the derivative action continues to be litigated, the attention of our management and other personnel could be diverted.

Depending upon the outcome, the inquiry by the SEC can result in our being sued by the SEC and being subject to equitable relief including payment of a fine and civil monetary penalties and a possible restatement of our prior financial statements.

On March 12, 2007, we received notice that the SEC staff had secured a formal order of private investigation. The formal order relates to revenue recognition, earnings, company operations and related party transactions. In late December 2005, we received an informal request from the SEC for documents relating to the duties, qualifications, compensation, and reimbursement of former officers and employees. This request also asked for a copy of the report to Senator Grassley by Independent Counsel. In a second request, sent March 28, 2006, the SEC asked for information regarding related parties and transactions, duties and compensation of various employees, internal controls, revenue recognition and other accounting policies and procedures, and selected regulatory filings. As part of its investigation, the SEC staff has interviewed several former and current employees on the topics identified in the formal order. On June 11, 2007, we received a subpoena from the SEC for additional accounting documents. We have voluntarily complied with these requests and have produced and will continue to produce documents to the SEC. We have been cooperating fully with the SEC.  However, we cannot assure you that we will be able to successfully resolve these matters with the SEC.  If we are not able to resolve these matters, we may be sued by the SEC, subject to equitable relief including payment of a fine and civil monetary penalties and a possible restatement of our prior financial statements, which may have a material adverse affect on our future results of operations.

The risks and uncertainties associated with discontinued operations could adversely impact our company.

During May 2006, we made the strategic decision to exit our Florida operations in order to focus more selectively on our other businesses. There continue to be risks associated with closing the Florida operations, primarily associated with moving our finance and administrative functions from our Miami, Florida office to our

Princeton, New Jersey headquarters.  While the former Miami facility has been demolished as of September 30, 2007, we may incur costs in addition to those disclosed in the discontinued operations note to our financial statements and elsewhere in the “Management’s Discussion and Analysis” section of our most recent Form 10-Q, incorporated herein by reference. For additional costs related to this risk factor, see the “Management’s Discussion and Analysis” section of our most recent Form 10-Q, incorporated herein by reference.

If we are unable to convince our clients that the problems principally related to our Miami facility were either not accurately reported or have been rectified, we may lose future revenue and our future results of operations may be materially and adversely affected.

The allegations of the problems related to our former Miami facility and the repetition of these allegations in the media has harmed our reputation. Ultimately, we closed our Miami facility and we discontinued operations in Florida. As a result, clients may decline to give us contracts for studies to be performed by us unless we can convince them that the allegations, which affected our Miami facility, are not impacting our ability to provide high quality clinical research in compliance with our client’s protocols and all regulatory requirements. Depending upon the impact of the forgoing and previous issues on our business for future quarters, the foregoing allegations may still have a material adverse affect on our future results of operations, including a reduction not only in our net earnings but a deviation from our forecasted net earnings.

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

Our reported backlog of $472.5 million at September 30, 2007 is based on anticipated service revenue from uncompleted projects with clients. Backlog is the amount of revenue that remains to be earned and recognized on written awards, signed contracts and letters of intent. Contracts included in backlog are subject to termination by our clients at any time. In the event that the client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date and subsequent client authorized services related to the cancellation of the project. The duration of the projects included in our backlog range from less than three months to approximately six years. We cannot assure that this backlog will be indicative of future results. A number of factors may affect backlog, including:

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

Most of our contracts are fixed price contracts. We bear the financial risk if we initially under-price our contracts or otherwise overrun our cost estimates. In addition, we may not be successful convincing our clients to approve change orders, which change the scope of current contracts. For example, in the second quarter of 2007, we experienced a high level of change orders that were not executed prior to the end of the quarter, causing a delay in our ability to recognize the associated revenue. Such under-pricing, lack of change orders or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our indebtedness may impact our financial condition and results of operations; and the terms of our outstanding indebtedness may limit our activities.

As of September 30, 2007, we had approximately $150.6 million of consolidated indebtedness. Subject to applicable restrictions in our outstanding indebtedness, we may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

As of September 30, 2007, since our line of credit had no balance, we had no outstanding debt tied to LIBOR or ABR loans. $143.8 million of our outstanding indebtedness bears interest at a fixed rate of 2.25% per year. Accordingly, if interest rates increase, whether generally or as the result of our lender’s requirement in connection with a proposed amendment, then the amount of the interest payments on our floating rate indebtedness will also increase. General economic conditions, industry cycles, financial business and other factors affecting our operations, many of which are beyond our control, may affect our future performance. As a result, these and other factors may affect our ability to make principal and interest payments on our indebtedness. Our business might not continue to generate cash flow at or above current levels. Moreover, if we are required to repatriate foreign earnings in order to pay our debt service, we may incur additional income taxes at rates as high as 35% in some jurisdictions. This would have the impact of reducing our earning per share and the amount of net cash we receive. If we cannot generate sufficient cash flow from operations in the future to service our indebtedness, we may, among other things:

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

With the exception of the proposed new convertible notes contemplated by this prospectus supplement, we have outstanding $143.8 million in aggregate principal amount of our 2.25% convertible senior notes due 2024. The notes are convertible at the option of the holders at any time. The initial conversion rate of the notes is 24.3424 shares of common stock per $1,000 principal amount of the notes. This is equivalent to an initial conversion price of approximately $41.08 per share of common stock. However, the notes provide for what is known as “net share settlement” upon conversion. This means that upon conversion of the notes, we will be required to pay up to $1,000 in cash, per $1,000 principal amount of notes, and, if applicable, issue a number of shares of our common stock based upon the conversion value in excess of the principal amount. The conversion value of the notes is based on the volume weighted average price of our common stock for the 10 trading day period commencing the second trading day after we receive notice of conversion. The conversion value must be paid as soon as practicable after it is determined. In addition, holders of the notes may require us to purchase their notes for cash on August 15, 2009, 2014 and 2019 and, under certain circumstances, in the event of a “fundamental change”, as defined in the indenture under which the notes were issued. Further, if a fundamental change occurs prior to August 15, 2009, we will be required to pay a “make-whole premium” in addition to the repurchase price which may be payable at our election in cash or shares of our common stock, valued at 97% of the then current market price, or a combination of both.

Finally, if we violate certain covenants contained in the notes, which include a covenant to timely file certain SEC reports, such a violation may be considered an event of default under the notes.

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

A very important aspect of our growth strategy has been to pursue strategic acquisitions of related businesses that we believe can expand or complement our business. Since March 2000, we have substantially grown our business through the completion of 11 acquisitions. We have not completed any acquisitions since December 2004, but as part of our ordinary course of business, we continue to explore future acquisitions although on a limited basis. Acquisitions require significant capital resources and divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct pre-dating our acquisition of a business that were not known to us at the time of acquisition. We may also incur significantly greater expenditures in integrating an acquired business than we had anticipated at the time of its purchase. In addition, acquisitions may create unanticipated tax and accounting problems, including the possibility that we might be required to write-off goodwill, which we have paid for in connection with an acquisition. A key element of our acquisition strategy has been to retain management of acquired businesses to operate the acquired business for us. Many of these individuals maintain important contacts with clients of the acquired business. Our inability to retain these individuals could materially impair the value of an acquired business. Our failure to successfully identify and consummate future acquisitions or to manage and integrate the acquisitions we make could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that:

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

Actions or inspections by regulatory authorities may cause clients not to award future contracts to us or cancel existing contracts, which may have a material and adverse affect on our future results of operations.

We may be subject to continuing inspections of our facilities in connection with studies we have conducted in support of marketing applications or routine inspections of our offices/facilities that have yet to be inspected by regulatory authorities. Regulatory authorities can have significant authority over the conduct of clinical trials, and has the power to take regulatory and legal action in response to violations of clinical standards and subject protection in the form of civil and criminal fines, injunctions, and other measures. If, for example, the FDA obtains an injunction such action could result in significant obstacles to future operations. Additionally, there is a risk that actions by regulatory authorities, if they result in significant inspectional observations or other measures, could cause clients to not award us future contracts or cancel existing contracts. Depending upon the amount of revenue lost, the results may have a material and adverse affect on our future results of operations, including a reduction not only in our net earnings but a deviation from our forecasted net earnings.

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

On September 30, 2007, we had approximately $66.5 million of cash and marketable securities with approximately $19.3 million held in the United States, and approximately $47.2 million in all other foreign subsidiaries. As of September 30, 2007, we could repatriate limited amounts of cash without incurring additional significant U.S. tax liability. If a significant amount of cash is needed in the United States beyond the borrowing capacity of our Credit Facility, and we are not able to negotiate revised covenant terms on the Credit Facility, or devise effective repatriation strategies, we may need to repatriate funds from foreign subsidiaries in a non-tax-efficient manner, which would require us to pay additional taxes.

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

Our financial statements are denominated in U.S. dollars and accordingly, changes in the exchange rate between the Canadian dollar, Euro or other foreign currencies and the U.S. dollar could materially affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. We have locations worldwide, and as a result, we are subject to exchange rate gains and losses for multiple currencies. We also may be subject to foreign currency transaction risk when our service contracts are denominated in a currency other than the currency in which we incur expenses or earn fees related to such contracts. For example, our Canadian operations often perform services for a fixed price denominated in U.S. dollars or in Euros while their payroll and other expenses are primarily Canadian dollar expenses. In 2005, we adopted a formal foreign currency risk hedging policy in attempt to mitigate this risk in the future. We initiated hedging transactions in 2005 to seek to mitigate our foreign currency risks. In 2006, we incurred a pre-tax loss from foreign currency transactions relating to our foreign operations for the year of approximately $3.3 million. As of September 30, 2007, we have incurred a pre-tax loss from foreign currency transactions relating to our foreign operations of approximately $3.3 million. While we are implementing systems and processes to further mitigate this risk, we cannot assure you that we will be successful in limiting risks associated with foreign currency transactions.

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

In general, our clinical trials involve administering investigational drugs to humans in order to determine the effects of the investigational drugs. By doing so, we are subject to the general risks of liability to these persons, which include those relating to:

•

adverse side effects and reactions resulting from administering these investigational drugs to a clinical trial participant;

•

unintended consequences resulting from the procedures and/or changes in medical practice to which a study participant may be subject as part of a clinical trial;

•

improper administration of these investigational drugs; or

•

potential professional malpractice of our employees or contractors, including physicians.

Our contracts may not have adequate indemnification agreements requiring our clients to indemnify us in the event of adverse consequences to our participants caused by their investigational drugs or participation in their trials. We also carry liability insurance, but there is no certainty as to the adequacy or the continued availability at rates acceptable to us, of such liability insurance. We could also be held liable for other errors or omissions in connection with our services. For example, we could be held liable for errors or omissions or breach of contract if our laboratories inaccurately report or fail to report lab results. If we do not perform our services to contractual or regulatory standards, the clinical trial process could be adversely affected. Additionally, if clinical trial services such as laboratory analysis do not conform to contractual or regulatory standards, trial participants could be affected. If there is a damage claim not covered by insurance or in excess of our policy limits, the indemnification agreement is not enforceable or broad enough, or our client is insolvent, any resulting award against us could result in our experiencing large losses.

We face a risk of liability from our handling and disposal of hazardous materials, such as medical waste, which could cause us to incur significant costs or otherwise adversely affect us.

Our clinical trial activities and laboratory services involve the controlled disposal of medical wastes, which are considered hazardous materials. Although we may use reputable third parties to dispose of hazardous materials, we cannot completely eliminate the risk of accidental contamination or injury from these materials. If this occurs, we could be held liable for clean-up costs, damages, face significant fines, and face the temporary or permanent shutdown of our operations.

Failure to comply with applicable governmental regulations could harm our operating results and reputation.

We may be subject to regulatory action, which in some jurisdictions includes criminal sanctions, if we fail to comply with applicable laws and regulations. Failure to comply can also result in the termination of ongoing research and disqualification of data collected during the clinical trials. This could harm our reputation, our prospects for future work and our operating results. A finding by the FDA or other regulatory agencies that have jurisdiction over the trials we conduct or our operations that we are not in compliance with GLP standards for our laboratories, current GMP standards, where applicable, and/or GCP standards for our clinical facilities or study sites we monitor could materially and adversely affect us. Similarly, a finding by the TPD that we are not in compliance with Canadian Good Manufacturing Practices, where applicable, or Canadian GMP standards, and/or Canadian Good Clinical Practices, or Canadian GCPs, and/or other legislative requirements for clinical trials in Canada, could materially and adversely affect us. In addition to the above United States and Canadian laws and regulations, we must comply with the laws of all countries where we do business, including laws governing clinical trials in the jurisdiction where the trials are performed. Failure to comply with applicable requirements could subject us to regulatory risk, liability and potential costs associated with redoing the trials, which could damage our reputation and adversely affect our operating results.

If we lose the services of our key personnel or are unable to attract qualified staff, our business could be adversely affected.

Our success is substantially dependent upon the performance, contributions and expertise of our senior management team, including, among others, Mr. Jeffrey P. McMullen, our chief executive officer, the executive committee comprised of 17 members and certain key officers of our subsidiaries. In addition, some members of our senior management team play a very significant role in the generation of new business and retention of existing clients. We also depend on our ability to attract and retain qualified management, professional and operating staff. Our loss of the services of any of the members of senior management, or any other key executive, or our inability to continue to attract and retain qualified personnel could have a material adverse effect on our business.

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

If we are unable to attract suitable willing investigators and volunteers for our clinical trials, our development business might suffer.

The clinical research studies we operate rely upon the ready accessibility and willing participation of physician-investigators and volunteer subjects. Investigators are typically located at hospitals, clinics or other sites and supervise administration of the study drug to patients during the course of a clinical trial. Volunteer subjects generally include people from the communities in which the studies are conducted. Our clinical research development business could be adversely affected if we were unable to attract suitable and willing investigators or volunteers on a consistent basis.

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

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We have not declared or paid any cash dividends on our common stock since our initial public offering, and we currently do not anticipate paying any cash dividends in the foreseeable future, and we are, in any event, restricted by the Facility from paying any dividends.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable.

(c) Not applicable

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.

Other Information

Not applicable

Item 6.

Exhibits

Exhibit Index

Exhibit Number	Description
3.1	Second Amended and Restated By-Laws (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 9, 2007 by the undersigned, thereunto duly authorized.

PharmaNet Development Group, Inc.

/s/ Jeffrey P. McMullen
Jeffrey P. McMullen, Chief Executive Officer (principal executive officer)

/s/ John P. Hamill
John P. Hamill, Chief Financial Officer (principal financial officer and principal accounting officer )