Form 10-K
period 2007-12-31
PharmaNet Development Group Inc
filed 2008-03-31
CIK 1089542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
(609) 951-6800
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market, LLC
Series A Junior Participating
Preferred Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act:
None.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐            Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $594 million based on the $31.88 closing sale price as reported on the NASDAQ Global Select Market.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 13, 2008
Common Stock, $.001 par value per share	19,186,493 shares
Series A Junior Participating Preferred Stock	19,186,493 rights
Purchase Rights
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement for the 2008 annual meeting of stockholders of the registrant to be held on June 4, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PHARMANET DEVELOPMENT GROUP, INC.

PART I
     As used in this Annual Report on Form 10-K, all references in this report to “PharmaNet Development Group, Inc.,” “PDGI,” the “Company,” “we,” “us,” or “our” refer to PharmaNet Development Group, Inc., and its subsidiaries as a single entity unless the context otherwise requires. References to “PharmaNet” relate only to PharmaNet, Inc., our late stage subsidiary, references to “Anapharm” relate to Anapharm, Inc., references to “Taylor” relate to Taylor Technology, Inc., and references to “Keystone” relate to Keystone Analytical, Inc.
Item 1. Business.
General
     We are a leading global drug development services company providing clinical development services, including consulting, Phase I and bioequivalency clinical studies, and Phase II, III and IV clinical development programs to pharmaceutical, biotechnology, generic drug and medical device companies around the world. We operate our business in two business segments. Our early stage segment consists primarily of Phase I and bioequivalency clinical trial services and bioanalytical laboratory services, including early clinical pharmacology. Our late stage segment consists primarily of Phase II through Phase IV clinical trial services and a comprehensive array of related services, including data management and biostatistics, medical and scientific affairs, regulatory affairs and submissions, clinical information technology services and consulting services. Effective January 1, 2007, we began reporting the business operations of Specialized Pharmaceutical Services (“SPS”), formerly CPS, in the late stage segment. For additional information about our business segments, see Note M to the consolidated financial statements.
Early Stage Segment
     We have four Phase I clinical trial facilities located in Canada with a total capacity of 514 beds, of which 90 beds are not currently operational. We perform Phase I trials for pharmaceutical and biotechnology companies and bioequivalency studies for generic drug companies in these clinics.
     We provide bioanalytical services through five bioanalytical laboratories located in the United States (Pennsylvania and New Jersey), Canada and Spain. Operations at two of these facilities were significantly expanded as the result of the relocation to new facilities in the second and fourth quarters of 2007. Activities at these facilities primarily consist of methods development and sample analyses of both branded and generic drug products.
Late Stage Segment
     Our late stage segment offers clinical development services through a network of 36 offices around the world and field-based staff. This global presence facilitates investigator site selection, timely patient recruitment and the efficient conduct of complex worldwide clinical trials in Phases II, III and IV. We have expertise in virtually all therapeutic areas, with specialized resources in oncology, neurosciences, cardiovascular and infectious diseases. Our Phase IV trials are handled by a dedicated group within our organization. We have developed a full line of proprietary software products specifically designed to support clinical development activities. These web-based products, which use electronic signatures in the conduct of clinical trials, facilitate the collection, management and reporting of clinical trial information.
Discontinued Operations
     In 2006, we decided to close our operations in Miami and Ft. Myers, Florida, that had been reported in our early stage business segment. We made this decision primarily due to a number of operational issues that had resulted in a material negative impact on our earnings and in response to actions by local authorities that included an order to demolish our clinical and administrative office building in Miami. We completed all but one on-going contract in 2007, vacated and demolished the Miami facilities, terminated employees located at these subsidiaries and completed other administrative tasks. The final contract and study was completed in January 2008. For further information regarding our discontinued operations, see Note K to the consolidated financial statements.

Industry Overview
     The drug development services industry provides product development services to the branded pharmaceutical, biotechnology, medical device and generic drug industries. The drug development services industry has evolved from providing clients with limited clinical trial services to providing a comprehensive range of services, including discovery, pre-clinical evaluations, study protocol design, clinical trial management, data collection, bioanalytical and statistical analyses, regulatory affairs and submissions.
     The drug development services industry constitutes a significant portion of pharmaceutical and biotechnology drug development activity. By outsourcing drug development activities to companies like us, pharmaceutical, biotechnology, medical device and generic drug companies can reduce their fixed costs and investment in infrastructure and focus their resources on sales and marketing, drug discovery and other areas in which they can best differentiate themselves. We believe that outsourced pharmaceutical research and development activities will continue to grow over the next several years due primarily to:
•	continued research and development investment and historically robust biotech funding,

•	the expanding breadth of clinical trials development programs,

•	the increasing complexity and globalization of clinical trials,

•	increased focus on and requirements for post-marketing studies, and

•	new drug entities from small pharmaceutical and biotechnology companies which typically lack infrastructure, expertise and resources to conduct their own drug development activities.
The product development process
Branded drugs
     The branded drug research and development process primarily consists of drug discovery, pre-clinical studies, clinical trials, regulatory submissions and marketing. We do not provide drug discovery, pre-clinical studies or marketing services; however, we do conduct Phase IV clinical trials that may be used to support marketing activities.
     The clinical trial stage includes studies with healthy participants, as well as those with targeted diseases, impairments or conditions. Prior to commencing most human clinical trials in the U.S., a pharmaceutical or biotechnology company must file an investigational new drug, or IND, application with the Food and Drug Administration, or FDA. The application includes manufacturing data, pre-clinical data, information about the previous use of the drug in humans and a detailed plan for the proposed clinical trials.
     The effective design of these trials, referred to as study protocols, is essential to the success of the drug development effort. The study protocol must be designed to assess the effectiveness and safety of new drugs and to generate the data that the FDA requires to approve the drug. Similar regulatory procedures with the respective equivalent governmental authorities must be followed in other countries.
     The human clinical trial stage is the most time-consuming and expensive part of the drug research and development process. These trials usually start on a small scale to assess safety, and then expand to larger trials to test both safety and efficacy. Trials generally are grouped into four stages known as Phase I, Phase II, Phase III and Phase IV:
•	Phase I involves testing a drug on a small number of healthy participants to determine the drug’s basic safety data, including tolerability, absorption, metabolism and excretion. This phase, which lasts an average of six months to one year, is comprised of numerous clinical trials of short duration.

•	Phase II involves testing a small number of participants to determine the drug’s safety profile and effectiveness and how different doses work. This phase, which lasts an average of one to two years, is comprised of several clinical trials of longer duration.

•	Phase III involves testing large numbers of participants to verify drug efficacy and safety on a large scale. These trials usually involve numerous sites. After successfully completing Phases I, II and III, a company submits a new drug application, or NDA, to the FDA requesting that the drug be approved for marketing. The NDA is a comprehensive filing that includes, among other things, the results of all pre-clinical studies and clinical trials. In other countries in which we operate, a similar filing procedure is required with the respective equivalent governmental authorities.

•	Phase IV clinical trials, which are conducted after drug approval, may also be required by the FDA or equivalent foreign regulatory authorities. These additional trials are required in order to monitor long-term risks and benefits, to study different dosage levels or to evaluate different safety and efficacy parameters.

Generic drugs
     Generic drugs are the chemical and therapeutic equivalents of branded drugs and are usually marketed after patent expiration of the branded drug. Regulatory approval is normally required before a generic equivalent can be marketed. Approval is sought for generic drugs through the submission of an abbreviated new drug application, or ANDA, to the FDA. An ANDA may be submitted for a drug on the basis that it is the equivalent of a previously approved drug. Similar regulatory procedures must be followed with governmental authorities in other countries in which we operate.
     Generic drugs must meet the same quality standards as branded drugs. An ANDA for a generic drug generally requires only the submission of data from bioequivalency studies, which compares the rate and extent of absorption and levels of concentration in the blood stream of the generic drug product with that of the previously approved branded drug, along with the requisite manufacturing information.
     Bioequivalency studies are normally conducted in two stages. The first stage involves conducting pilot trials with a limited number of human subjects to justify advancing a generic formulation to more costly bioequivalency trials. Commonly, these pilot studies are conducted simultaneously on several different formulations of the same drug to determine the formulation most closely bioequivalent to the branded drug. The second stage, pivotal bioequivalency trials, consists of studies conducted on a substantially larger group of subjects in order to demonstrate bioequivalency of the generic drug to the approved branded drug in accordance with required standards.
505(b)(2) approval
     Another FDA approval route increasingly utilized by both generic and branded companies is referred to as a 505(b)(2) application. This section of the Food, Drug, and Cosmetic Act permits an applicant to rely upon the FDA’s prior finding of safety and efficacy for a drug, or upon published literature establishing that drug’s safety and efficacy, but will also require that the applicant perform some additional clinical safety and efficacy studies. Such 505(b)(2) applications are generally utilized for significant variations of an approved drug, for new dosage forms of an approved drug, for substitution of one active ingredient in a combination drug product or for other significant changes that would make the generic drug ANDA route unavailable. The FDA has expanded the scope of products subject to 505(b)(2) approval, and this may, in turn, expand the market for clinical tests and other related services such as those offered by our competitors and us.
Medical devices
     The FDA regulates medical devices through three regulatory classes based on the degree of control believed to ensure that the various types of devices are safe and effective. Depending on the type of device, pre-market approval by the FDA may be required, and, in some cases, data derived from clinical trials regarding the safety and effectiveness of the device must be filed. Medical devices are also generally regulated on a risk assessment basis with higher risk classes requiring more complex submissions and disclosure.

Our Competitive Strengths
     We believe that we offer clients the following valuable strengths that help us capitalize on the trends affecting the drug development services industry and its clients.
Our ability to provide a comprehensive range of clinical development and complementary services
     We are a leading provider of both early stage and late stage clinical development services, including early clinical pharmacology. We conduct bioequivalency studies and assist clients with integrated drug development services including project design, study design, investigator recruitment, investigative site selection, qualified study participant recruitment, study monitoring, data management, biostatistics, auditing and quality assurance. In addition to providing services in most therapeutic areas, we provide services focused on oncology, neurosciences, cardiovascular and infectious diseases.
Our ability to recruit
     Our early stage segment maintains a clinical study volunteer database to recruit participants for its studies in Canada. The database includes different categories of potential study participants with specific medical conditions.
     Our late stage segment provides clinical trial management and related services through a global network of offices and field-based staff. We also have employees or contractors who perform services in other countries where we do not maintain facilities. We believe that this global platform enhances timely patient recruitment and gives us access to patient populations that are difficult to find in the U.S. The physicians with whom we have relationships for the purpose of recruiting patients for our clinical trials have access to patients worldwide, providing us with significant capabilities in recruiting special patient populations.
Our clinical trial facilities
     Our early stage clinic in Quebec City, Canada, has a 200 bed capacity. The building is designed to accommodate anticipated future growth, and the size of the building can be increased further or an adjacent building can be constructed on the same site. We also have a new 160-bed capacity Phase I facility in Toronto, Canada, which opened in the third quarter of 2007. We also have a clinical facility located in Montreal, Canada. This clinic has a 154 bed capacity within four independent units, of which 90 beds are not currently operational. The independent units provide the flexibility to conduct different studies at the same time and enhance our capability to serve additional specialty sectors, such as the generic drug development market.
Our experience
     We have been providing pharmaceutical, biotechnology, medical device and generic drug companies with development services for more than 20 years. We have significant experience providing drug development services in many therapeutic areas, such as oncology, neurosciences, cardiovascular, infectious diseases, ophthalmology, dermatology and general medicine. Our employees have years of experience in the clinical trial industry and have been involved in large and complex studies across a broad range of therapeutic areas. Our late stage clinical development segment employs several former senior-level FDA officials who offer years of first-hand agency perspective to both pre-market and post-market development processes for drugs and medical devices. Further, our safety and pharmacovigilance group has a team of safety professionals with vast experience in drug safety, pharmacovigilance and pharmacoepidemiology and an understanding of the global regulatory environment.
Our Strategy
     We believe that increasing demand for outsourced drug development services will provide us with opportunities to continue to grow our business. Our strategy is to build upon our clinical development expertise and to further our reputation as a provider of a broad range of high-quality drug development services to our clients. This strategy may include leveraging our existing business and expertise by adding new services in closely aligned business segments. We are exploring expansion of our clinics beyond North America, including Eastern Europe and South America. We cannot assure you that our strategy will be successful or result in significant additional revenue.
Leverage our global presence to provide a complete range of drug development services worldwide
     We believe that our global presence, including infrastructure, client and regulatory relationships and local drug development expertise, will facilitate expansion of our early stage clinical development and bioanalytical operations in Europe. While we currently operate in 41 countries on six continents, the increasingly global drug development needs of our clients make it beneficial for us to expand our presence in these locations and to move into new countries and new locations in order to remain competitive.
Expand our bioanalytical laboratory business
     Our bioanalytical laboratory business serves a broad spectrum of our clients’ needs. Our scientists develop bioanalytical methods and provide bioanalytical services for global pharmaceutical companies and biotechnology and generic drug companies. We believe that providing bioanalytical laboratory services helps our clients focus on their core competencies and reduces their fixed costs and clinical trial completion times. In 2007, we expanded our laboratory capacity globally.
     The opening of our new facility in Toronto, along with our clinics in Quebec City and Montreal, enables us to have the capacity and flexibility to meet rapid study start-up demands. With the development of immunochemistry capabilities laboratory in our Princeton laboratory we will be able to leverage our existing Quebec City ligand-binding laboratory and provide other macromolecule analyses to more fully support our biotechnology clients and others seeking strategies for the development of biosimiliars/ biogenerics.
Augment our current range of services through strategic acquisitions, strategic alliances or joint ventures
     We have grown significantly by acquiring related businesses which has enabled us to broaden our range of services, strengthen our management team and expand our client base.
     Our industry is highly fragmented and includes large and small competitors who have expertise in different business areas. As part of our growth strategy, we continue to monitor acquisition opportunities and, when circumstances are appropriate, intend to make acquisitions which enhance our array of services or otherwise strengthen our ability to service our clients. We are also considering expansion into the contract clinical trial materials management industry, which will allow us the ability to leverage our existing client relationships and services while capitalizing on the rapid growth that industry has experienced over the past several years.
     In the recent past we have focused our efforts on strengthening our core businesses. This is due primarily to the highly competitive nature of pricing in the generic industry and unrelated issues and to our efforts to resolve the SEC investigation and securities class action and other related litigation. For additional information on these issues, see Item 3 of this report and Note G to the consolidated financial statements.
Leverage complementary early clinical and late phase development services and client relationships
     We believe that opportunities exist to cross-sell between the early stage and late stage business segments. Our clients include branded pharmaceutical, biotechnology, medical device and generic drug companies that outsource a portion of their development activities in order to focus their efforts on sales, marketing and other drug discovery. On occasion, we generate business from multiple, and often independent, groups within our client companies. In addition to pursuing new client relationships, our sales and marketing teams focus on gaining new business and developing new relationships with groups of existing clients.
Our Services
     We believe our drug development services assist our clients in managing their research and development programs efficiently and cost effectively. We offer our clients a broad range of drug development services, including the following:
Early stage clinical development services
     Our early stage clinical development services include designing studies, recruiting and screening study participants, conducting early stage clinical trials and collecting and reporting to our clients the clinical data collected during the course of the clinical trials.
     We may assist our clients in preparing the study protocols, designing case report forms and conducting any necessary clinical trial audit functions. Additionally, we collect data throughout clinical trials and enter it onto case report forms according to Good Clinical Practices, or GCP, as prescribed by the FDA, which are practices to meet our clients’ and the FDA’s or other regulatory agencies’ requirements identified in each study protocol. We also provide our clients with statistical analysis, medical report writing services and assistance with regulatory submissions.
     We provide bioanalytical laboratory services primarily in support of early clinical trials. Our bioanalytical laboratories have or develop the scientific methods, or assays, necessary to analyze clinical trial samples. Our bioanalytical laboratories provide bioanalytical support for preclinical studies, drug discovery, early clinical trial studies, bioequivalence studies, bioavailability studies and drug metabolism studies. During the generic clinical trial process, we conduct laboratory analysis on various biological specimens to determine the quantity of a drug present in each specimen. The majority of the samples we analyze are generated from branded clinical trials performed by the Phase I clinics of other companies. We format and present the data resulting from this process to our clients for their use and interpretation.

Late stage clinical development services
     We provide late stage clinical development services for studies, including clinical operations, data management and biostatistics, regulatory, medical and scientific affairs and consulting. We provide a full array of services in support of these trials, including strategic planning, protocol/case report form design, site selection, monitoring and project management, software systems development and support, quality control/assurance, global safety and pharmacovigilance and post-FDA approval development services. Our late stage clinical development services cover most therapeutic areas with a focus in oncology, neurosciences, cardiovascular and infectious diseases.
     We operate seven data management centers, five of which feed data into a central integrated repository in the U.S. We offer a globally integrated database management system that operates multiple software applications from a variety of vendors, thereby providing flexibility for our clients in conducting large-scale clinical trials in multiple international markets. We also offer biostatistical and programming services, employing state-of-the-art software technologies and innovative strategies, to facilitate data processing, analysis and reporting of results.
Clients and Marketing
     Our clients include some of the largest branded pharmaceutical, biotechnology, generic drug and medical device companies in the world. We believe we have a strong reputation for client service and have cultivated relationships with key decision makers within our clients’ organizations. We focus on meeting our clients’ expectations, and we believe that this has been a leading factor in generating repeat business from our clients.
     Our clients often represent multiple sources of business for us since there are often a number of therapeutic specialty or other groups that contract separately for services within one company. For the year ended December 31, 2007, 46% of our direct revenue was attributed to our operations based in the U.S., 28% from operations in Canada, 23% from operations in Europe and 3% from operations in the rest of the world. The mix of our clients and direct revenue generated from individual clients vary from period to period. For the year ended December 31, 2007, our largest client represented 7.3% of our direct revenue.
     We employ an experienced team of business development sales representatives and support staff that market our services to branded pharmaceutical, biotechnology, generic drug and medical device companies primarily in North and South America, Europe and the Asian Pacific region. Additionally, members of our senior management are active in developing and managing our relationships with existing clients and in helping to generate business from new clients.
Our Competitors
     The drug development services industry is highly fragmented and is comprised of a number of large, full-service drug development services companies as well as many smaller companies with limited service offerings. We believe we are one of the top ten largest drug development services companies ranked by contract research revenues for 2007. Our major competitors include Covance, Inc., ICON, plc, Kendle International Inc., MDS Pharma Services, PAREXEL International Corporation, Pharmaceutical Product Development, Inc., PRA International and Quintiles Transnational Corp.
     Drug development services companies primarily compete on the basis of the following factors:
•	the quality of their staff and services,

•	the range of services they provide,

•	medical and scientific expertise in specific therapeutic areas,

•	the cost of the services they provide,

•	the ability to recruit doctors and participants for clinical trials,

•	the ability to organize and manage large-scale trials, and

•	financial stability.
     Consolidation in the pharmaceutical industry has resulted in some increased competition for clients.
     We compete in the early stage and late stage portions of the business on the basis of our reputation for high quality, our attention to client service and our broad range of therapeutic expertise. While preferred provider relationships do not guarantee that we will be selected to manage a particular trial, we believe that they are a competitive advantage. We believe our reputation for quality, our global presence and integrated worldwide data management systems make us competitive in the late stage portion of the business.
     The bioanalytical laboratories compete primarily through the development of, or the capacity to develop, validated methodologies, also known as assays. We believe the capacity to develop these methodologies and, in some cases, their pre-demand availability are the best tools to sell these services to pharmaceutical companies, especially generic drug companies conducting bioequivalence studies. In order to better attract generic business, these methodologies are often developed in a proactive way even before our generic clients need it.
Indemnification and Insurance
     In conjunction with our product development services, we employ or contract with physicians to serve as investigators in conducting clinical trials to test new drugs on human volunteers. Such testing creates the risk of liability for personal injury to or death of volunteers, particularly to volunteers with life-threatening illnesses, resulting from adverse reactions to the drugs administered. It is possible that we could be held liable for claims and expenses arising from any professional malpractice of the investigators with whom we contract or employ, or in the event of personal injury to or death of persons participating in clinical trials. In addition, as a result of our operation of clinical trial facilities, we could be liable for the general risks associated with clinical trials including, but not limited to, adverse events resulting from the administration of drugs to clinical trial participants or the professional malpractice of medical care providers. We also could be held liable for errors or omissions in connection with the services we perform through each of our service groups. For example, we could be held liable for errors or omissions, or breach of contract, if one of our laboratories inaccurately reports or fails to report laboratory results.
     PharmaNet intends to continue to act as a “sponsor” on behalf of certain public company clients in connection with certain clinical trials in Australia. Under Australian law, the “sponsor” of a clinical trial must maintain a legal presence in Australia and PharmaNet meets this requirement through a wholly owned Australian affiliate. Additionally, PharmaNet intends to continue to act as a “legal representative” under the European Union, or EU, Clinical Trials Directive on behalf of certain public company clients, lacking a legal presence within the EU, in connection with certain clinical trials performed within the EU. Under the Clinical Trials Directive, a sponsor must designate a “legal representative” with the regulatory authorities prior to the commencement of any clinical trial within the EU. This legal representative is required to have a legal presence in one of the EU member countries and is required to be legally liable for the conduct of the clinical trial. PharmaNet’s agreement to act in this capacity exposes it to additional liability as a “sponsor” or “legal representative” in the event of any adverse incidents.
     We have sought to reduce our risks by one or more of the following:
•	indemnification provisions and provisions seeking to limit or exclude liability contained in our contracts with clients and investigators,

•	insurance maintained by clients, investigators and by us, and

•	complying with various regulatory requirements, including the use of ethics committees and the procurement of each participant’s informed consent to participate in the study.
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
     While we maintain professional liability insurance that covers the locations in which we currently do business and that covers drug safety issues as well as data processing and other errors and omissions, it is possible that we could become subject to claims not covered by insurance or that exceed our coverage limits. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim that is outside the scope of, or in excess of, a contractual indemnification provision, beyond the level of insurance coverage or not covered by insurance, or in the event that an indemnifying party does not fulfill its indemnification obligations.
     As a result of the discontinuation of operations in Miami and Ft. Myers described in this report, we have exercised and purchased the extended reporting period, or the tail coverage, option provided within the professional liability insurance policy that covered these operations at policy expiration. This extended reporting period provides the ability to report any professional liability claims that may have arisen from our operations in Miami and Ft. Myers for a specific time frame. We could be materially and adversely affected if we were required to pay all the damages or bear all the costs of defending any claim that is outside the scope of, or in excess of, the level of coverage provided during this extended reporting period, including any claims that the insurance policy does not address.
Government Regulation
     Clinical trials are governed by the FDA, state regulations, other regulatory agencies, including the Therapeutic Products Directorate, or TPD, in Canada and national authorities throughout Europe. Sponsors of clinical trials also follow International Conference of Harmonization E6 guidelines which affect global drug development. Accordingly, sponsors of clinical trials or their contracted CRO’s are responsible for selecting qualified investigators to conduct clinical trials, provide investigators with study protocols, monitor clinical trials, report any changes or modifications of the clinical trial to the FDA or other regulatory agencies and report any serious and unexpected adverse reactions occurring in the clinical trial to the appropriate regulatory agency. In the course of providing our drug development services, we too must comply with these regulatory requirements.
     Our services are subject to various regulatory requirements designed to ensure the quality and integrity of the clinical trial process. The manufacturers of investigational drugs are required to comply with the FDA’s Good Manufacturing Practices, or GMP, regulations. The industry standard for conducting clinical research and development studies is contained in regulations established for GCP. The FDA requires that the results submitted to it be based on studies conducted according to its Good Laboratory Practices, or GLP, standards for preclinical studies and laboratories and GCP standards for clinical studies. The standards address a number of issues, including:
•	selecting qualified investigators and sites,

•	obtaining specific written commitments from investigators,

•	verifying that informed consents are obtained from participants,

•	monitoring the validity and accuracy of data,

•	verifying that we account for the drugs provided to us by our clients, and

•	instructing investigators to maintain records and reports.
     Similar guidelines exist in various states and in other countries. We may be subject to regulatory action if we fail to comply with these rules. Failure to comply with these regulations can also result in the termination of ongoing research and disqualification of data collected during the clinical trials.
     Because we frequently deal with biohazardous specimens and medical waste material, we are subject to licensing and regulation in the U.S. under federal, state and local laws relating to hazard communication and employee right-to-know regulations and the handling and disposal of medical specimens and hazardous waste and materials. Our laboratory facilities are subject to laws and regulations relating to the storage and disposal of laboratory specimens. Transportation and public health regulations apply to the surface and air transportation of laboratory specimens. Our laboratories are also subject to International Air Transport Association regulations, which govern international shipments of laboratory specimens. Furthermore, when materials are sent to another country, the transportation of such materials becomes subject to the laws, rules and regulations of such other country. Laboratories outside the U.S. are subject to applicable national laws governing matters such as licensing, the handling and disposal of medical specimens, hazardous waste and radioactive materials and the health and safety of laboratory employees. We contract with independent licensed companies to handle our waste disposal. Our laboratories in the U.S. are also subject to the federal Clinical Laboratory Improvement Amendments, or CLIA, administered by the Centers for Disease Control and the FDA, and similar state requirements. CLIA requires certification of laboratories involved with patient samples and includes requirements concerning laboratory facilities, personnel and quality systems.
     In addition to its comprehensive regulation of safety in the workplace, the U.S. Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employers whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. Furthermore, certain employees receive initial and periodic training to ensure compliance with applicable hazardous materials regulations and health and safety guidelines. We are subject to similar regulation in Canada and Spain.
     The U.S. Department of Health and Human Services has promulgated rules under the Health Insurance Portability and Accountability Act of 1996 that govern the use, handling and disclosure of personally identifiable medical information. These regulations also establish procedures for the exercise of an individual’s rights and the methods permissible for de-identification of health information. We are also subject to privacy legislation in Canada under the federal Personal Information and Electronic Documents Act, the Act Respecting the Protection of Personal Information in the Private Sector and the Personal Health Information Protection Act, and privacy legislation in the EU under the 95/46/EC Privacy Directive on the protection and free movement of personal data.
     The use of controlled substances in our trials and our accounting for drug samples that contain controlled substances are subject to regulation in the U.S. under federal and state laws. We are required to have a license from the United States Drug Enforcement Administration. We are also required to comply with similar laws in Canada and elsewhere.
     Clinical trials conducted outside the U.S. are subject to the laws and regulations of the country where the trials are conducted. These laws and regulations may or may not be similar to the laws and regulations administered by the FDA, and other laws and regulations regarding issues such as the protection of patient safety and privacy and the control of study pharmaceuticals, medical devices or other study materials. Studies conducted outside the United States may also be subject to regulation by the FDA if the studies are conducted pursuant to an IND application or an investigational device exemption. It is the responsibility of the study sponsor or the parties conducting the studies to ensure that all applicable legal and regulatory requirements are fulfilled.
     Failure to comply with applicable laws and regulations could subject us to, among other things, denial of the right to conduct business, disqualification of data collected during clinical trials, liability for clean up costs, liability or the loss of revenues due to a failure to comply with our contractual obligations, the assessment of civil fines, criminal penalties or other enforcement actions.
Backlog
     Backlog consists of anticipated direct revenue from written notification of awards, letters of intent and contracts. The associated studies may either be in process and have not been completed or have not started but are anticipated to begin in the future.
     We cannot assure you that we will be able to realize all or most of the direct revenue included in backlog. Although backlog can provide meaningful information to our management, it is not necessarily a meaningful indicator of future results. Backlog can be affected by a number of factors, including the size and duration of contracts, many of which are performed over several years, and the changes in labor utilization that typically occur during a study. Contracts relating to our clinical development business may be subject to early termination by the client, and clinical trials can be delayed or canceled for many reasons, including unexpected test results, safety concerns or regulatory developments. If the scope of a contract changes significantly during the course of a study and the contract is revised, the adjustment to backlog occurs when the revised contract is approved by the client. For these and other reasons, we might not fully realize our entire backlog as direct revenue.
     The following table sets forth our backlog as of December 31, 2007 and 2006.

Backlog	2007	2006
	(in thousands)
Early stage	$69,485	$42,340
Late stage	387,904	310,395

Total	$457,389	$352,735

Seasonality
     Historically, our revenues and profits have been higher in the first half of the year in our late stage business, and in the second half of the year in our early stage business. However, this is not always the case and may not be indicative of future trends.
Employees
     As of December 31, 2007, we had approximately 2,600 full-time equivalent employees worldwide, of which 37% were in the United States, 40% were in Canada and 23% were in other countries. None of our employees are unionized.
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
Item 1A. Risk Factors.
     The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks were to occur, individually or in the aggregate, our business, financial condition, results of operations or cash flows could be materially adversely affected.
Risks Associated with Recent Actions, Inquiries and Lawsuits
While we have insurance coverage in connection with the settled securities class action and pending derivative action, the settlement for the securities class action suit exceeds our directors and officers, or D&O, liability insurance coverage limits, and there will be limited additional coverage for the derivative actions and associated future legal fees.
     We are subject to a number of class actions and derivative actions in federal court which were consolidated in the District of New Jersey. A number of securities class actions and derivative actions have been filed against us. The securities class action alleged that we and certain of our former officers and directors engaged in violations of the anti-fraud provisions of the federal securities laws. The derivative suits are brought on behalf of PharmaNet against certain of our former officers and/or directors alleging, among other things, breaches of fiduciary duty. The complaints in these actions seek, among other things, unspecified damages and costs associated with the litigation. As of December 31, 2006, our $250,000 insurance deductible was reached. On August 1, 2007, we entered into an Agreement to Settle Class Action to settle the securities class action lawsuit. Under the terms of the Agreement to Settle Class Action, which was approved by the court on March 10, 2008, our D&O insurance coverage has been exceeded. Since the settlement of the securities class action suit has exhausted our D&O policy limits, we have only limited coverage under our Side A policies for additional legal fees or to cover any adverse judgment in the derivative suit. As such, our future earnings and financial condition could be materially and adversely affected. Additionally, in the event the derivative action continues to be litigated, the attention of our management and other personnel could be diverted.
Depending upon the outcome, the inquiry by the SEC can result in our being sued by the SEC and being subject to equitable relief, including payment of a fine and civil monetary penalties and a possible restatement of our prior financial statements.
     On March 12, 2007, we received notice that the SEC staff had secured a formal order of private investigation. The formal order relates to revenue recognition, earnings, company operations and related party transactions. Prior to that, in late December 2005, we received an informal request from the SEC for documents relating to the duties, qualifications, compensation and reimbursement of former officers and employees. This request also asked for a copy of the report to Senator Grassley by Independent Counsel. In a second request, sent March 28, 2006, the SEC asked for information regarding related parties and transactions, duties and compensation of various employees, internal controls, revenue recognition and other accounting policies and procedures, and selected regulatory filings. As part of its investigation, the SEC staff interviewed several former employees on the topics identified in the formal order. On June 11, 2007, we received a subpoena from the SEC for additional accounting documents. We have voluntarily complied with these requests and have provided and expect to continue to provide documents to the SEC as requested. We have been cooperating fully with the SEC. However, we cannot assure you that we will be able to successfully resolve these matters with the SEC. If we are not able to resolve these matters, we may be sued by the SEC, subject to equitable relief including payment of a fine and civil monetary penalties and a possible restatement of our prior financial statements, which may have a material adverse affect on our results of operations.
The risks and uncertainties associated with discontinued operations could adversely impact our company.
     We made the strategic decision in 2006 to discontinue our Florida operations in order to focus on our other businesses. There continue to be risks associated with discontinuing these operations. We may incur costs in addition to those disclosed in Note K to the consolidated financial statements and in Item 7 of this report. In addition, if we are unable to convince our clients that the problems principally related to our discontinued operations were either not accurately reported or have been rectified, we may lose future revenue and our future results of operations may be materially and adversely affected. The allegations related to our discontinued operations and the repetition of these allegations in the media have harmed our reputation. As a result, clients may decline to give us new contracts for studies to be performed by us unless we can convince them that the allegations, which affected our discontinued operations, have not impacted our ability to provide high quality clinical research in compliance with our clients’ protocols and all regulatory requirements. Depending upon the impact of the foregoing as well as other issues on our business, the foregoing allegations may have a material adverse affect on our results of operations, including a reduction in our net earnings or a deviation from our forecasted net earnings.
Risks Related to Our Business
If we do not continue to generate a large number of new client contracts, or if our clients cancel or defer contracts, our profitability may be adversely affected.
     On average, our late stage contracts extend over a period of approximately two and a half years, although some may be of shorter or longer duration. However, all of our contracts are generally cancelable by our clients with little or no notice. A client may cancel or delay existing contracts with us at its discretion. Our inability to generate new contracts on a timely basis could have a material adverse effect on our business, financial condition or results of operations. In addition, since a large portion of our operating costs are relatively fixed, variations in the timing and progress of contracts can materially affect our financial results. The loss or delay of a large project or contract or the loss or delay of multiple smaller contracts could have a material adverse effect on our business, financial condition or results of operations. We experience termination, cancellation and delay of contracts by clients from time to time in the ordinary course of business.
Our backlog may not be indicative of future results.
     Our backlog of $457.4 million as of December 31, 2007, is based on anticipated service revenue from uncompleted projects with clients. Backlog is the amount of revenue that remains to be earned and recognized on written awards, signed contracts and letters of intent. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date, and subsequent client-authorized services related to terminating the cancelled of the project. The duration of the projects included in our backlog range from a few weeks to many years. We cannot assure you that this backlog is indicative of future results. A number of factors may affect backlog, including:
•	the variable size and duration of the projects,

•	the loss or delay of projects,

•	the change in the scope of work during the course of a project, and

•	the cancellation of such contracts by our clients.
     Also, if clients delay projects, the projects will remain in backlog but will not generate revenue at the rate originally expected. Accordingly, historical indications of the relationship of backlog to revenues are not indicative of future results.
We may bear financial risk if we under-price our contracts or overrun cost estimates.
     Most of our contracts are fixed-price contracts or fee-for-service contracts. We bear the financial risk if we initially under-price our contracts or otherwise overrun our cost estimates. In addition, contacts with our clients are subject to change orders, which occur when the scope of work performed by us needs to be modified from that originally contemplated by our contract with the clients. This can occur, for example, when there is a change in a key study assumption or parameter or a significant change in timing. Under U.S. generally accepted accounting principles, we cannot recognize additional revenue anticipated from change orders until appropriate documentation is received by us from the client authorizing the change made. However, if we incur additional expense in anticipation of receipt of that documentation, we must recognize the expense as incurred. Further, we may not be successful convincing our clients to approve change orders which change the scope of current contracts. Such under-pricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition or cash flows.
Our indebtedness may impact our financial condition or results of operations, and the terms of our outstanding indebtedness may limit our activities.
     Subject to applicable restrictions in our outstanding indebtedness, we may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, among others:
•	we may be required to use a portion of our cash flow from operations for the payment of principal and interest due on our outstanding indebtedness,

•	our outstanding indebtedness and leverage will increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures, and

•	the level of our outstanding indebtedness may affect our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes.
     General economic conditions, industry cycles and financial, business and other factors affecting our operations may affect our future performance. As a result, these and other factors may affect our ability to make principal and interest payments on our indebtedness. Our business might not continue to generate cash flow at or above current levels. Moreover, if we are required to repatriate foreign earnings in order to pay our debt service, we may incur significant additional income taxes. This may also have the impact of reducing our earnings per share and the amount of net cash we receive. If we cannot generate sufficient cash flow from operations to service our indebtedness, we may, among other things:
•	seek additional financing in the debt or equity markets,

•	seek to refinance or restructure all or a portion of our indebtedness,

•	sell selected assets, or

•	reduce or delay planned capital expenditures.
     These measures might not be sufficient to enable us to service our indebtedness. In addition, any financing, refinancing or sale of assets might not be available on economically favorable terms, if at all.
     Furthermore, our current Credit Facility contains certain restrictive covenants which will affect, and in many respects significantly limit or prohibit, among other things, our ability to:
•	incur indebtedness,

•	create liens,

•	pay dividends or make other distributions on or redeem or repurchase capital stock,

•	issue capital stock,

•	make capital expenditures, and

•	sell assets.
We may not have sufficient funds to pay the principal return upon conversion or to repurchase our outstanding convertible senior notes under circumstances when we are required to do so.
     Our convertible senior notes are convertible at the option of the holders at any time. The initial conversion rate of the notes is 24.3424 shares of common stock per $1,000 principal amount of the notes. This is equivalent to an initial conversion price of $41.08 per share of common stock. However, the notes provide for what is known as “net share settlement” upon conversion. This means that upon conversion of the notes, we will be required to pay up to $1,000 in cash, per $1,000 principal amount of notes, and, if applicable, issue a number of shares of our common stock based upon the conversion value in excess of the principal amount. The conversion value of the notes is based on the volume weighted average price of our common stock for the ten trading-day period commencing the second trading day after we receive notice of conversion. The conversion value must be paid as soon as practicable after it is determined. In addition, holders of the notes may require us to purchase their notes for cash on August 15, 2009, 2014 and 2019, and, under certain circumstances, in the event of a “fundamental change” as defined in the indenture under which the notes were issued. Further, if a fundamental change occurs prior to August 15, 2009, we will be required to pay a “make-whole premium” in addition to the repurchase price, which may be payable at our election in cash or shares of our common stock, valued at 97% of the then current market price, or a combination of both.
     Finally, if we violate certain covenants contained in the notes, which include a covenant to timely file certain SEC reports, such a violation may be considered an event of default.
     We may not have sufficient funds at any such time to make the required payment upon conversion or to purchase the notes, and we may not be able to raise sufficient funds to satisfy our obligations. Due to uncertainties inherent in the capital markets (e.g., availability of capital, fluctuation of interest rates, etc.), we cannot be certain that existing or additional financing will be available to us on acceptable terms, if at all. Recently, the financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and volatility, both in the U.S. and in other markets worldwide. The current market situation has resulted generally in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. Even if we are able to obtain additional debt financing, we may incur additional interest expense, which may decrease our earnings, or we may become subject to covenants and other contractual provisions that restrict our operations. Furthermore, the terms of our Credit Facility contain financial covenants or other provisions that could be violated by payment of the required amounts upon conversion or the repurchase of the notes. Our failure to pay the required amounts on conversion of any of the notes when converted or to repurchase any of the notes when we are required to do so would result in an event of default with respect to the notes, which could result in the entire outstanding principal balance and accrued but unpaid interest on all of the notes being accelerated, and could also result in an event of default under our other outstanding indebtedness.
We have grown over the last few years and our growth has placed, and is expected to continue to place, significant demands on our infrastructure.
     We have grown rapidly, both organically and through acquisitions and our rapid growth has placed, and is expected to continue to place, significant demands on our management and on our accounting, financial, information and other systems. Although we have expanded our management, we must continue to recruit and retain experienced employees capable of providing the necessary support. In addition, we must continue to improve our financial, accounting, information and other systems in order to effectively manage our growth. In particular, our late stage business faces significant competition for clinical trial monitors and other experienced personnel. We also continue to expand our early stage and late stage facilities. As the result of the discontinuation of our Florida operations and our change in senior management in 2006, we have reorganized and are now managing our operations on a more centralized basis from our corporate headquarters in Princeton, New Jersey. We cannot assure you that we will be able to manage our growth and integrate acquired businesses effectively or successfully, or that our financial, accounting, information and other systems will be able to successfully accommodate our growth. Our failure to meet these challenges could materially impair our business.
A significant portion of our growth has come from acquisitions, and we may make more acquisitions in the future as part of our growth strategy. This growth strategy subjects us to numerous risks.
     An important aspect of our growth strategy is the pursuit of strategic acquisitions of related businesses that we believe can expand or complement our business. Acquisitions require significant capital resources and can divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct predating our acquisition, that were not known to us at the time of acquisition. We may also incur significantly greater expenditures in integrating an acquired business than we had anticipated at the time of the acquisition. Acquisitions may also have unanticipated tax and accounting ramifications. A key element of our acquisition strategy has been to retain management of acquired businesses to operate the acquired business for us. Many of these individuals maintain important contacts with clients of the acquired business. Our inability to retain these individuals could materially impair the value of an acquired business. Our failure to successfully identify and consummate acquisitions or to manage and integrate the acquisitions we make could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that:
•	we will identify suitable acquisition candidates,

•	we will receive any required consent under our Credit Facility,

•	we can consummate acquisitions on acceptable terms,

•	we can successfully integrate any acquired business into our operations or successfully manage the operations of any acquired business, or

•	we will be able to retain an acquired company’s significant client relationships, goodwill and key personnel or otherwise realize the intended benefits of any acquisition.
     Our Credit Facility contains certain restrictive covenants that may limit our ability to enter into acquisitions by setting limits on the amount of additional debt that we can incur for financing any acquisitions. The Credit Facility also restricts the terms of equity consideration paid in acquisitions.
We are subject to changes in outsourcing trends and regulatory requirements affecting the branded pharmaceutical, biotechnology, generic drug and medical device industries which could adversely affect our operating results.
     Economic factors and industry and regulatory trends that affect our clients also affect our business and operating results. The outsourcing of drug development activities grew substantially during the past decade and we benefited from this growth. If the branded pharmaceutical, biotechnology, generic drug and medical device companies reduce the outsourcing of their clinical research and other drug development projects, our operations could be adversely affected. A continuing negative trend could have an ongoing adverse effect on our business, results of operations or financial condition. Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. Potential regulatory changes under consideration include the mandatory substitution of generic drugs for innovator drugs, relaxation in the scope of regulatory requirements and the introduction of simplified drug approval procedures. If future regulatory cost containment efforts limit the profits which can be derived from new and generic drugs or if regulatory approval standards are relaxed, our clients may reduce the business they outsource to us. We cannot predict the likelihood of any of these events. In addition, consolidation in the pharmaceutical and biotechnology industries can adversely affect us, particularly in circumstances where a client of ours is acquired by another company that does not utilize our services.
If branded pharmaceutical, biotechnology, generic drug or medical device companies reduce their expenditures, our future revenue and profitability may be reduced.
     Our business and continued expansion depend on the research and development expenditures of our clients which, in turn, are impacted by their profitability. If these companies want to reduce costs, they may proceed with fewer clinical trials and other drug development. An economic downturn or other factors may cause our clients to decrease their research and development expenditures which could adversely affect our revenues and profitability.
Actions or inspections by regulatory authorities may cause clients not to award future contracts to us or to cancel existing contracts, which may have a material and adverse effect on our results of operations.
     We may be subject to continuing inspections of our facilities and documentation in connection with studies we have conducted in support of marketing applications, or routine inspections of our facilities that have yet to be inspected by regulatory authorities. Regulatory authorities can have significant authority over the conduct of clinical trials, and they have the power to take regulatory and legal action in response to violations of clinical standards, subject protection and regulatory requirements in the form of civil and criminal fines, injunctions and other measures. If, for example, the FDA obtains an injunction, such action could result in significant obstacles to future operations. Additionally, there is a risk that actions by regulatory authorities, if they result in significant inspectional observations or other measures, could cause clients not to award us future contracts or to cancel existing contracts. Depending upon the amount of revenue lost, the results could have a material and adverse affect on our results of operations.
We might lose business opportunities as a result of healthcare reform.
     Numerous governments have undertaken efforts to control healthcare costs through legislation, regulation and voluntary agreements with healthcare providers and drug companies. Healthcare reform could reduce the demand for our services and, as a result, our revenue. In the last several years, the U.S. Congress has reviewed several comprehensive healthcare reform proposals. The proposals are intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. Congress has also considered and may adopt legislation which could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. Any such legislation could cause our customers to spend less on research and development. If this were to occur, we could have fewer clinical trials for our business, which could reduce our earnings. Similarly, pending healthcare reform proposals outside the U.S. could negatively impact revenues from foreign operations.

At any given time, one or a limited number of clients may account for a large percentage of our revenues, which means that we could face a greater risk of loss of revenues if we lose a major client.
     Historically, a small number of clients has generated a large percentage of our net revenue in any given period. Companies that constitute our largest clients vary from year to year, and our direct revenue from individual clients fluctuates each year. If we lose one or more major clients, or if one or more clients encounter financial difficulties, our business, financial condition or results of operations could be materially adversely affected.
We may incur significant taxes to repatriate funds.
     If a significant amount of cash is needed in the U.S. beyond the borrowing capacity of our Credit Facility and we are not able to effectively negotiate revised terms of the Credit Facility or devise effective repatriation strategies, we may need to repatriate funds from foreign subsidiaries in a non-tax-efficient manner, which may require us to pay additional taxes and could have the impact of reducing the amount of net cash available to us and reducing earnings per share. In addition, because of our significant international operations, if we are required to repatriate funds from our foreign operations, we could incur significant tax expense in doing so.
Our operating results can be expected to fluctuate from period to period.
     Fluctuating operating results are usually due to the level of new business awards in a particular period and the timing of the initiation, progress or cancellation of significant projects. Even a short acceleration or delay in such projects could have a material effect on our results in a given reporting period. Varying periodic results could adversely affect the price of our common stock if investors react to our reporting operating results which are less favorable than in a prior period or lower than those anticipated by investors or the financial community generally.
If we are required to write off goodwill or other intangible assets, our financial position or results of operations could be adversely affected.
     We periodically evaluate goodwill and other intangible assets for impairment. Any future determination requiring the write-off of a significant portion of our goodwill or other intangible assets could adversely affect our results of operations or financial condition.
Our business is subject to international economic, political and other risks that could negatively affect our results of operations or financial position.
     A significant portion of our revenues are derived from countries outside the U.S. and we anticipate that revenues from foreign operations may grow. Accordingly, our business is subject to risks associated with doing business internationally, including:
•	less stable political and economic environments and changes in a specific country’s or region’s political or economic conditions,

•	potential negative consequences from changes in tax laws affecting our ability to repatriate profits,

•	unfavorable labor regulations,

•	greater difficulties in managing and staffing foreign operations,

•	the need to ensure compliance with the numerous regulatory and legal requirements applicable to our business in each of these jurisdictions, and to maintain an effective compliance program to ensure compliance,

•	currency fluctuations,

•	changes in trade policies, regulatory requirements and other barriers,

•	civil unrest or other catastrophic events, and

•	longer payment cycles of foreign customers and difficulty collecting receivables in foreign jurisdictions.
     These factors are beyond our control. The realization of any of these or other risks associated with operating in foreign countries could have a material adverse effect on our business, results of operations or financial condition.

Our substantial non-U.S. operations expose us to currency risks.
     Changes in the exchange rate between the Canadian dollar, Euro, Swiss Franc or other foreign currencies and the U.S. dollar could materially affect the translation of our subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. We operate in many countries and are subject to exchange rate gains and losses for multiple currencies. We may also be subject to foreign currency transaction risk when our service contracts are denominated in a currency other than the currency in which we incur expenses or earn fees related to such contracts. We have adopted a foreign currency risk hedging policy in an attempt to mitigate this risk. We have also implemented systems and processes to further mitigate this risk; however, we cannot assure you that we will be successful in limiting our risks associated with foreign currency transactions.
We could be adversely affected by tax law changes in Canada or in other foreign jurisdictions.
     Our operations in Canada currently benefit from favorable corporate tax arrangements. We receive substantial tax credits in Canada from both the Canadian federal and Quebec provincial governments. Our Canadian operations employ a large number of research and development employees which results in significant expenses related to these services. Due to the nature of these services, the Canadian government subsidizes a portion of these expenses through tax credits that result in a reduced effective tax rate and significant deferred tax assets in the consolidated balance sheets. However, there is no assurance that the credits will be fully realized. Further, any reduction in the availability or amount of these tax credits could have a material adverse effect on profits and cash flows from our Canadian operations. Additionally, a significant portion of our net earnings is generated outside the U.S. where tax rates are generally lower. If applicable foreign tax rates increase, particularly in Switzerland, our consolidated net earnings could be reduced.
Governmental authorities may question our inter-company transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.
     As a U.S. company doing business in international markets through subsidiaries, we are subject to foreign tax and inter-company pricing laws, including those relating to the flow of funds between the parent and subsidiaries. Regulators in the U.S. and in foreign markets closely monitor our corporate structure and how we effect inter-company fund transfers. If regulators challenge our corporate structure, transfer pricing mechanisms or inter-company transfers, our operations may be negatively impacted and our effective tax rate may increase. Tax rates vary from country to country and if regulators determine that our profits in one jurisdiction should be increased, we may not be able to fully utilize all foreign tax credits that are generated, which would increase our effective tax rate. We cannot assure you that we will be in compliance with all applicable customs, exchange control and transfer pricing laws despite our efforts to be aware of and to comply with such laws. Further, if these laws change, we may need to adjust our operating procedures and our business could be adversely affected.
We may lack the resources needed to compete effectively with larger competitors.
     There are a large number of drug development services companies ranging in size from very small firms to very large full service, global drug development companies. Intense competition may lead to price pressure or other conditions that could adversely affect our business. Some of our competitors are substantially larger than us and have greater financial, human and other resources. We may lack the operating and financial resources needed to compete effectively.
If we do not continue to develop new assay methods for our analytical applications, or if our current assay methods are incorrect, we may be unable to compete with other entities offering bioanalytical laboratory services.
     We must continuously develop assay methods to test drug products in order to meet the needs of our clients and to attract new clients. In order to substantially increase the business of our bioanalytical laboratories, which provide services for branded pharmaceutical, biotechnology and generic drug companies, we must be able to provide bioanalytical solutions for our clients. This requires staying abreast of current regulatory requirements and identifying assay methods and applications that will assist our clients in obtaining approval for their products. If we are not successful in developing new methods and applications, we may lose our current clients or not be able to compete effectively for new clients. Moreover, if our current assay methods are incorrect, we may need to repeat our tests which could have an adverse effect on our operations.
We risk potential liability when conducting clinical trials, which could cost us large amounts of money.
     Our clinical trials involve administering drugs to humans in order to determine the effects of the drugs. By doing so, we are subject to the general risks of liability to these persons, which include those relating to:
•	adverse side effects and reactions resulting from administering these drugs to a clinical trial participant,

•	unintended consequences resulting from the procedures or changes in medical practice to which a study participant may be subject as part of a clinical trial,

•	improper administration of these drugs, or

•	potential professional malpractice of our employees or contractors, including physicians.
     Our contracts may not have adequate indemnification agreements requiring our clients to indemnify us in the event of adverse consequences to our participants caused by their drugs or participation in their trials. We carry liability insurance, but there is no certainty as to the adequacy or the continued availability at rates acceptable to us of such liability insurance. We could also be held liable for other errors or omissions in connection with our services. For example, we could be held liable for errors or omissions or breach of contract if our laboratories inaccurately report or fail to report lab results. If we do not perform our services to contractual or regulatory standards, the clinical trial process could be adversely affected. Additionally, if clinical trial services such as laboratory analysis do not conform to contractual or regulatory standards, trial participants could be affected. If there is a damage claim not covered by insurance, the indemnification agreement is not enforceable or broad enough or our client is insolvent, any resulting award against us could result in our experiencing a material loss.
We face a risk of liability from our handling and disposal of medical wastes, which could cause us to incur significant costs or otherwise adversely affect our business.
     Our clinical trial activities and laboratory services involve the controlled disposal of medical wastes which are considered hazardous materials. Although we may use reputable third parties to dispose of medical waste, we cannot completely eliminate the risk of accidental contamination or injury from these materials. If this occurs, we could be held liable for clean-up costs, damages or significant fines, or face the temporary or permanent shutdown of our operations.
Failure to comply with applicable governmental regulations could harm our operating results and reputation.
     We may be subject to regulatory action, which in some jurisdictions includes criminal sanctions, if we fail to comply with applicable laws and regulations. Failure to comply can also result in the termination of ongoing research and disqualification of data collected during the clinical trials. This could harm our reputation, our prospects for future work and our operating results. A finding by the FDA or other regulatory agencies that have jurisdiction over the trials we conduct or our operations that we are not in compliance with GLP standards for our laboratories, current GMP standards, where applicable or GCP standards for our clinical facilities or study sites we monitor could materially and adversely affect us. Similarly, a finding by the TPD that we are not in compliance with Canadian GMP, Canadian GCPs or other legislative requirements for clinical trials in Canada, could materially and adversely affect us. In addition to the above U.S. and Canadian laws and regulations, we must comply with the laws of all countries where we do business, including laws governing clinical trials in the jurisdiction where the trials are performed. Failure to comply with applicable requirements could subject us to regulatory risk, liability and potential costs associated with redoing the trials, which could damage our reputation and adversely affect our operating results.
If we lose the services of our key personnel or are unable to attract qualified staff, our business could be adversely affected.
     Our success is substantially dependent upon the performance, contributions and expertise of our senior management team, including, among others, our chief executive officer, the executive committee and certain key officers of our subsidiaries. In addition, some members of our senior management team play a significant role in generating new business and retaining existing clients. We also depend on our ability to attract and retain qualified management, professional and operating staff. The loss of the services of any of the members of senior management or any other key executive, or our inability to continue to attract and retain qualified personnel could have a materially adverse effect on our business.
Our business depends on the continued effectiveness and availability of our information technology infrastructure, and failures of this infrastructure could harm our operations.
     To remain competitive in our industry, we must employ information technologies that capture, manage and analyze the large streams of data generated during our clinical trials in compliance with applicable regulatory requirements. In addition, because we provide services on a global basis, we rely extensively on technology to allow the concurrent conduct of studies and work-sharing around the world. As with all information technology, our systems are vulnerable to potential damage or interruptions from fires, blackouts, telecommunications failures and other unexpected events, as well as to break-ins, sabotage or intentional acts of vandalism. Given the extensive reliance of our business on technology, any substantial disruption or resulting loss of data that is not avoided or corrected by our backup measures could harm our business and operations.

We are self-insured in the U.S. related to employee healthcare insurance, which exposes us to losses.
     We are self-insured for our U.S. employee medical plan. While our medical costs in recent years have generally increased at the same level as the regional average, the mix and age of our workforce could result in higher than anticipated medical claims, resulting in an increase in costs beyond what we have experienced. We have stop loss coverage in place for catastrophic events, but the aggregate impact may have an effect on profitability.
If we are unable to attract suitable investigators and volunteers for our clinical trials, our clinical development business might suffer.
     The clinical research studies we operate rely upon the ready accessibility and willing participation of physician investigators and volunteer subjects. Investigators are typically located at hospitals, clinics or other sites and supervise administration of the study drug to patients during the course of a clinical trial. Volunteer subjects generally include people from the communities in which the studies are conducted. Our clinical research development business could be adversely affected if we are unable to attract suitable and willing investigators or clinical study volunteers on a consistent basis.
If we are not able to remediate the material weaknesses relating to our internal controls or if we incur further instances of breakdowns in our internal controls, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the price of our common stock.
     In connection with the internal control audit for the year ended December 31, 2007, our management assessed our internal control over financial reporting and concluded that two material weaknesses existed. Certain studies were not accounted for consistently during the first and third quarters of 2007 as a result of changes in contract estimates as the method of determining the percent achieved did not follow guidance consistent with Staff Accounting Bulletin No. 104, “Revenue Recognition.” The resulting errors from this material weakness, which was primarily attributable to percent achieved calculations, did not have a material effect on our financial results for the year ended December 31, 2007. In order to remediate this material weakness, we will re-evaluate the processes relating to the recording and recognition of revenue at our late stage segment.
     In addition, management determined that the processes and procedures surrounding the preparation and review of the income tax provision and reconciliations did not include adequate review as of December 31, 2007. Specifically, we did not ensure that effective oversight of the work performed by our outside tax advisor was exercised. The resulting errors from this material weakness, which was primarily attributable to accounting for income taxes, did not have a material effect on our financial results for the year ended December 31, 2007. In order to remediate this material weakness, management plans to re-evaluate the design of income tax accounting processes and controls and implement new and improved processes and controls, including the addition of tax personnel.
     We cannot assure you that our independent registered public accounting firm will agree with management’s assessment that we have begun to remediate the material weaknesses or that we will not encounter further instances of breakdowns in our internal control over financial reporting. Public disclosure of these material weaknesses or a failure to promptly complete our remediation effort could cause our common stock price to decrease. Moreover, we believe that any system of internal control can be circumvented by individuals who engage in improper action. In such an event, our results of operations could be distorted. If the improper activity is material, once discovered and publicly disclosed, our common stock price could materially decrease, and we could be required to restate our consolidated financial statements.
Risks Related to Our Common Stock
We may issue a substantial amount of our common stock which could cause dilution to current investors, put pressure on earnings per share and otherwise adversely affect our stock price.
     An element of our growth strategy is to make acquisitions. As part of our acquisition strategy, we may issue additional shares of common stock as consideration for such acquisitions. These issuances could be significant. To the extent that we make acquisitions and issue shares of common stock as consideration, the equity interest of current stockholders will be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for resale. Persons receiving shares of our common stock in connection with these acquisitions may be likely to sell their common stock rather than hold their shares for investment, which may impact the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained. We plan to continue to issue common stock for compensation purposes and in connection with strategic transactions.

Our stock price can be extremely volatile, and stockholders’ investments could suffer a decline in value.
     The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:
•	actual or anticipated variations in quarterly operating results, including changes in our guidance as to forecasted earnings,

•	changes in financial estimates by securities analysts,

•	media articles,

•	loss of a major client or contract,

•	new service offerings introduced or announced by our competitors,

•	changes in market valuations of other similar companies,

•	announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

•	additions or departures of key personnel, and

•	sales of our common stock, including short sales.
     As a result, investors could lose all or part of their investment. In addition, the stock market in general experiences price and volume fluctuations that are often unrelated and disproportionate to the operating performance of companies such as us.
Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult, which could depress our stock price.
     We are incorporated in Delaware. Certain anti-takeover provisions of Delaware law and our charter documents currently may make a change in control of us more difficult, even if a change in control would be beneficial to stockholders. Our charter documents provide that the Board of Directors may issue, without a vote of stockholders, one or more series of preferred stock that has more than one vote per share. This could permit the Board to issue preferred stock to investors who support our management and give effective control of our business to management. Additionally, issuance of preferred stock could block an acquisition resulting in both a decrease in the price of our common stock and a decline in interest in the stock, which could make it more difficult for stockholders to sell their shares. This could cause the market price of our common stock to decrease significantly, even if our business is performing well. Our bylaws also limit who may call a special meeting of stockholders and establish advance notice requirements for nomination for election to the Board of Directors or for proposing matters that can be acted upon at stockholder meetings. Delaware law also prohibits corporations from engaging in a business combination with any holders of 15% or more of their capital stock until the holder has held the stock for three years unless, among other possibilities, the Board approves the transaction. The Board may use these provisions to prevent changes in our management and control. Also, under applicable Delaware law, the Board may adopt additional anti-takeover measures in the future. In addition, provisions of certain contracts, such as employment agreements with executive officers, may have an anti-takeover effect.
     In December 2005, the Board adopted a Shareholder Rights Plan which has the effect of deterring hostile takeovers. This plan also makes it more difficult to replace or remove our current management team in the event our stockholders believe this would be in their best interest or ours.
We may continue to have potential liability owing to our issuances of securities in possible violation of securities laws.
     We previously filed a registration statement covering the registration of up to 150,000 shares of our common stock pursuant to our Employee Stock Purchase Plan, or ESPP. As a result of an error in recordkeeping, the amount of shares authorized under the ESPP has exceeded the amount of shares registered on Form S-8 by 400,000 shares. We have determined that the offer and sale of the shares and interests in the ESPP above the amount registered were not exempt from registration under the Securities Act, and that such sale by us to our employees should have been registered under the Securities Act. Due to our possible violation of securities laws, we may continue to be contingently liable for rescission or damages to our employees during the one-year period following the sale of such shares. As of March 31, 2008, the aggregate purchase price of shares subject to a right of rescission was $2.2 million. We believe that our estimated current potential liability for rescission claims is not material to our financial condition or results of operations. We do not believe that such an obligation is probable so long as our common stock trades at a price above the price at which we would be obligated to repurchase shares. Such probability would increase if the price of our common stock were to fall below participants’ acquisition prices for their interests in the ESPP during the one-year period following the sales of unregistered shares. In addition, regulators may pursue actions or impose penalties and fines against us with respect to any potential violations of securities laws.
     We intend to file a Form S-8 to register the remaining 400,000 shares of common stock shortly after filing this Form 10-K. These shares have previously been authorized for issuance by our Board of Directors and approved by our stockholders. We are considering alternative strategies to mitigate any potential liability; however, we cannot assure that we will be successful in limiting our risk associated with the possible violation of securities laws.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
     As of December 31, 2007, we occupied 763,000 square feet of building space in 45 locations in 23 countries. We own a small parcel of land in Miami, Florida, that is held for sale and 18,000 square feet of building space in Toronto, Canada. We lease the remainder of our facilities under various leases that expire between 2008 and 2027. The leases generally provide for base monthly rents with annual escalation clauses based upon fixed amounts or cost of living increases. For further information concerning lease obligations, see Note G to the consolidated financial statements.
     Our U.S. facilities account for 313,000 square feet, the largest of which is 122,000 square feet at our Corporate and PharmaNet, Inc., headquarters in Princeton, New Jersey. Our non-U.S. facilities account for 450,000 square feet, the largest of which is 152,000 square feet at our early stage facility in Quebec City, Canada. Of the total square footage, 41% is attributable to the early stage business segment and 59% to the late stage business segment. We believe that our current facilities are adequate for our present purposes.
Item 3. Legal Proceedings.
     On March 12, 2007, we received notice that the SEC staff had secured a formal order of private investigation. The formal order relates to revenue recognition, earnings, company operations and related party transactions. We have been cooperating fully with the SEC. In late December 2005, we received an informal request from the SEC for documents relating to the duties, qualifications, compensation and reimbursement of former officers and employees. This request also asked for a copy of the report to Senator Grassley by our independent counsel. In a second request, sent March 28, 2006, the SEC asked for information regarding related parties and transactions, duties and compensation of various employees, internal controls, revenue recognition and other accounting policies and procedures and selected regulatory filings. As part of its investigation, the SEC staff interviewed several former employees on the topics identified in the formal order. On June 11, 2007, we received a subpoena from the SEC for additional accounting documents. We have voluntarily complied with these requests and have provided and expect to continue to provide documents to the SEC as requested.
     Beginning in late December 2005, a number of class action lawsuits have been filed in the United States District Court for the Southern District of Florida and the United States District Court for the District of New Jersey alleging that PDGI and certain of its former officers and directors violated federal securities laws, such actions are collectively referred to herein as the Federal Securities Actions. We were served notice of these lawsuits in early January 2006. On June 21, 2006, the Judicial Panel for Multidistrict Litigation transferred all of the Federal Securities Actions for pre-trial proceedings in the District of New Jersey, where they were later consolidated.
     On November 1, 2006, the Arkansas Teachers’ Retirement System, the lead plaintiff in the Federal Securities Actions, filed a consolidated amended class action complaint, also referred to herein as the amended complaint. The amended complaint alleges that we and several of our current and former officers and directors violated Sections 11, 12 (a)(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint claims violations of these federal securities laws through misstatements or omissions regarding: the maximum occupancy at our Miami facility, the Miami facility’s purportedly dangerous and unsafe structure, our clinical practices, purported conflicts of interests involving Independent Review Boards used by us, related-party transactions and some former executives’ qualifications.
     On August 1, 2007, we issued a press release announcing that we had entered into an agreement to settle the Federal Securities Actions on the principal terms set forth in an Agreement to Settle Class Action, referred to herein as the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, the class will receive approximately $28.5 million (less legal fees, administration and other costs). We accrued an estimated liability of $10.4 million during the year ended December 31, 2007, which was not covered by our insurance, associated with the Settlement Agreement and other related litigation. We had the option to elect to pay up to $4.0 million of this amount in common stock, or all in cash. The common stock was to be valued according to the volume weighted average closing price for the 10 trading days leading up to the date the district court enters an order formally approving the Settlement Agreement. On December 3, 2007, the Court preliminarily approved the Settlement Agreement. On December 11, 2007, we made cash payments to the plaintiffs in the amount of $0.3 million and on January 11, 2008, we made cash payments to the plantiffs in the amount of $3.7 million. On March 10, 2008, the Court formally approved the Settlement Agreement. On March 24, 2008, we issued 135,870 shares of common stock to the plaintiffs to settle the action, or $4.0 million in stock, the value of such stock equal to $29.44 per share which was calculated as set forth above.
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
     Beginning in late January 2006, two substantially similar derivative actions were filed in the Florida Circuit Court, also referred to herein as the Florida Circuit Court Derivative Action. On June 21, 2006, the Judicial Panel for Multidistrict Litigation transferred the Federal Derivative Actions pursuant to 28 U.S.C. § 1407 for pre-trial proceedings in the District of New Jersey, where they were later consolidated. Such consolidated action is referred to herein as the Federal Derivative Action.
     Following the decision of the Judicial Panel for Multidistrict Litigation and the decision to consolidate all of the Federal Derivative Actions in the District of New Jersey, the Florida Circuit Court entered an order staying those cases pending final resolution of the Federal Derivative Action.
     A consolidated amended complaint was filed in the Federal Derivative Action on November 13, 2006. On January 11, 2007, the defendants filed a motion to dismiss that amended complaint. On July 24, 2007, the district court denied the defendants’ motion to dismiss the Federal Derivative Action. On September 17, 2007, the parties sent the Court a letter informing the Court that the parties have engaged in settlement discussions. The parties have agreed to extend the deadline for all defendants to respond to the operative complaint pending settlement negotiations.
     The individuals named as defendants in the Federal Derivative Action and the Florida Circuit Court Derivative Action intend to vigorously defend against the lawsuits. As the outcome of these matters is difficult to predict, significant changes in our estimated exposures could occur.
     Our attempts to resolve these legal proceedings involve a significant amount of attention from our management, additional cost and uncertainty, and these legal proceedings may result in material damage or penalty awards or settlements, and may have a material and adverse effect on our results of operations, including a reduction in net earnings and a deviation from forecasted net earnings.

Item 4. Submission of Matters to a Vote of Security Holders.
     No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
     Our common stock trades on the NASDAQ Global Select Market under the symbol “PDGI.” The following table sets forth the range of high and low sales prices for each quarterly period for the years ended December 31, 2007 and 2006.

	High	Low
2007
First Quarter	$26.31	$19.17
Second Quarter	$33.32	$26.06
Third Quarter	$32.66	$26.00
Fourth Quarter	$42.39	$30.33
2006
First Quarter	$26.79	$17.22
Second Quarter	$24.88	$13.85
Third Quarter	$19.93	$14.22
Fourth Quarter	$23.21	$17.76
Holders
     As of March 13, 2008, there were 51 registered holders of record of our common stock.
Dividend Policy
     We have not paid cash dividends on our common stock and we do not anticipate paying dividends as we intend to continue to retain earnings in order to finance the growth and development of our business. Furthermore, our Credit Facility contains certain covenants that restrict, or may have the effect of restricting, our payment of dividends. For further discussion on restrictions in our Credit Facility, see Item 7 of this report and Note F to the consolidated financial statements.

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
     Assumes $100 invested on December 31, 2002.

	Base
	Period	Years Ending December 31
Company / Index	2002	2003	2004	2005	2006	2007

PharmaNet Development Group, Inc.	$100	$204.62	$456.47	$185.02	$255.05	$453.12
Nasdaq Composite Index	$100	$150.36	$163.00	$166.58	$183.68	$201.91
Nasdaq Health Services	$100	$148.41	$173.64	$236.02	$224.60	$295.45
Recent Sales of Unregistered Securities
     We previously filed a registration statement covering the offering of up to 150,000 shares of our common stock pursuant to our ESPP. As a result of an error in recordkeeping, the amount of shares issued under the ESPP has exceeded the amount of shares registered on Form S-8. We have determined that the offer and sale of the shares and interests in the ESPP above the amount registered were not exempt from registration under the Securities Act, and that such sales should have been registered under the Securities Act. Under the applicable provisions of federal securities laws, plan participants who purchased such unregistered shares of common stock may seek to rescind the transaction within one year following the date of purchase.
     Prior to June 30, 2007, we sold 159,065 unregistered shares to plan participants. From July 1, 2007, through March 31, 2008, we sold 97,387 unregistered shares to plan participants in two separate transactions. For the offering period ended June 30, 2007, we sold 56,266 shares at $18.75 per share. For the offering period ended December 31, 2007, we sold 41,121 shares at $27.10 per share. There has been no plan participation under the ESPP since December 31, 2007. Accordingly, until June 30, 2008, the aggregate purchase price of shares subject to rescission is $2.2 million. After June 30, 2008, and until December 31, 2008, the aggregate purchase price of shares subject to rescission is $1.1 million. We are not obligated to purchase any shares after December 31, 2008. The closing price of our common stock on March 13, 2008, was $27.49 per share.
     We anticipate registering 400,000 shares of common stock and related interests in the ESPP on a Form S-8 registration statement shortly after we file this annual report on Form 10-K. These shares have previously been authorized for issuance by our Board of Directors and approved by our stockholders. We believe that our estimated current potential liability for rescission claims is not material to our financial condition or results of operations. We do not believe that such an obligation is probable so long as our common stock trades at a price above the price at which we would be obligated to repurchase shares. Such probability would increase if the price of our common stock were to fall below participants’ acquisition prices for their interests in the ESPP during the one-year period following the sales of unregistered shares.
Item 6. Selected Financial Data.
     The following table sets forth selected financial data for the years ended and as of December 31, 2003 through 2007. In 2004, we effected a three-for-two stock split that was paid in the form of a 50% stock dividend. All historical earnings per share and share amounts have been adjusted to reflect this stock split. The consolidated balance sheet data excludes assets and liabilities from discontinued operations, which are discussed in Note K to the consolidated financial statements.

	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Total net revenue	$470,257	$406,956	$361,506	$111,894	$71,610
Total costs and expenses	$448,770	$393,950	$331,662	$96,864	$62,155
Net earnings from continuing operations	$12,078	$6,052	$17,163	$11,002	$7,529
Earnings (loss) from discontinued operations, net of tax	$838	$(42,077)	$(12,384)	$8,657	$4,053
Net earnings (loss)	$12,916	$(36,025)	$4,779	$19,659	$11,582
Earnings per share from continuing operations:
Basic	$0.64	$0.33	$0.97	$0.73	$0.64
Diluted	$0.63	$0.33	$0.94	$0.70	$0.60

Total assets	$601,087	$549,599	$515,750	$487,327	$134,927
Long-term obligations and capital leases, including current portion	$152,946	$159,002	$168,223	$157,517	$5,651
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included in this report. This discussion contains forward-looking statements that are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in the forward-looking statements as a result of certain factors, including, but not limited to, those contained in the discussion on forward-looking statements below and those contained elsewhere in this report.
Overview
     We operate our business in two segments — early stage and late stage. Our early stage segment consists primarily of our Phase I clinical trial services and our bioanalytical laboratory services, including early clinical pharmacology. Our late stage segment consists primarily of Phase II through Phase IV clinical trial services and a comprehensive array of related services, including data management and biostatistics, medical and scientific affairs, regulatory affairs and clinical information technology and consulting services. For additional information about segments, see Note M to the consolidated financial statements.
     During 2006, we discontinued operations at our Miami and Ft. Myers facilities. All financial results in this report reflect our continuing operations only, unless otherwise stated. In addition, we have made certain reclassifications, primarily related to rent escalation clauses, lessor incentives and certain payroll-related costs to conform to the late stage segment presentation and certain tax liabilities, to the 2005 and 2006 financial information to conform with the 2007 presentation.
     Our net revenue consists primarily of fees earned for services performed under contracts with branded pharmaceutical, biotechnology, medical device and generic drug company clients. A portion of our contract fee is generally due upon signing of the contract, and the majority of the contract fee is then paid in installments upon the achievement of certain agreed upon performance milestones. Relative to our early stage contracts, our late stage contracts are generally larger and longer in duration, and our late stage segment typically receives larger advance payments. Our contracts are generally terminable immediately or after a specified period following notice by the client. These contracts usually require payment to us of expenses to wind down a study and fees earned to date. Most of the contracts in our early stage segment are of short duration; however, our late stage segment typically performs services under long-term contracts, which are subject to a greater risk of delay or cancellation.
     In our late stage business, we report revenue line items consisting of direct revenue and reimbursed out-of-pocket expenses, together with an expense line item for reimbursable out-of-pocket expenses, which consist of travel and other expenses that are reimbursed by our clients.
     We record our recurring operating expenses in three primary categories: (i) direct costs, (ii) selling, general and administrative expenses and (iii) reimbursable out-of-pocket expenses. Direct costs consist primarily of participant fees and associated expenses, direct labor and employee benefits, facility costs, depreciation associated with facilities and equipment used in conducting trials and other costs and materials directly related to contracts. Direct costs as a percentage of net revenue vary from period to period due primarily to the varying mix of contracts and services performed and to the percentage of revenues arising from our early stage operations, which generally have higher direct costs. Selling, general and administrative expenses consist primarily of administrative payroll, except for the late stage segment, overhead, advertising, legal and accounting expenses, travel, depreciation and amortization of intangibles. The late stage segment includes all payroll-related costs as part of direct costs, and all office costs and depreciation as part of selling, general and administrative expenses.
     The gross profit margins on our contracts vary depending upon the nature of the services we perform for our clients. Gross profit margins for our early stage segment generally tend to be higher than those for our late stage segment and other services we perform. Within our early stage segment, our gross profit margins are generally higher for trials that involve a larger number of participants, a longer period of study time or the performance of more tests. Gross profit margins for our services to branded drug clients generally tend to be higher than those for generic drug clients. In addition, our gross profit margins vary based upon our mix of domestic and international business. Gross profit margins are calculated by dividing gross profit (direct revenue less direct costs) by direct revenue.
Critical Accounting Estimates
     We make estimates and assumptions in the preparation of our consolidated financial statements which affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and revenues and expenses for the applicable period ended date. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates and such differences may be material to our consolidated financial statements. Management continually evaluates its estimates and assumptions which are based on historical experience and other factors we believe to be reasonable under the circumstances. These estimates and our actual results are subject to the “Risk Factors” contained in Item 1A of this report.
     Management believes that the following items involve a high degree of judgment or complexity:
     Revenue and Cost Recognition. The majority of our revenues are recorded from contracts on a proportional performance basis. To measure performance on a given date, we compare effort expended through that date to estimated total effort to complete the contract. Historically, a majority of our direct revenue has been earned under contracts which range in duration from a few weeks to years. In the late stage business, the average contract is approximately two and a half years, but can be many more years. Service contracts generally take the form of fee-for-service or fixed-price arrangements. In the case of fee-for-service contracts, revenue is recognized as services are performed based upon, for example, hours worked or samples tested. For long-term, fixed-price service contracts, revenue is recognized as services are performed, with performance generally assessed using output measures such as units-of-work performed to date compared with total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of the contract price. Renegotiated amounts are not included in revenue until earned and realization is assured. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. In some cases, a portion of the contract fee is paid at the time the trial is initiated. These advances are deferred and recognized as revenue as services are performed or products are delivered, as discussed above. Additional payments may be made based upon the achievement of performance-based milestones over the contract duration. Most contracts are terminable by the client either immediately or upon notice. These contracts typically require payment to us of expenses to wind down the study and fees earned to date.
     Direct costs include all direct costs related to contract performance and, in some cases, all payroll-related costs. Selling, general and administrative expenses are charged to expense as they are incurred. Changes in job performance and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Due to the inherent uncertainties in estimating costs, it is possible that the estimates used will change in the near term and that the change could be material. The uncertainties which can affect our estimates include changes in scope of contracts and unforeseen costs which cannot be billed to the client, such as increased costs associated with recruiting special populations for studies. Our estimates of these uncertainties have not materially affected our revenue or cost recognition, and we do not anticipate making material changes to our method of estimating costs in the future. As described above, pass-through costs are included in revenue and direct costs and are reimbursed by our clients.
     Accounts receivable include unbilled amounts which represent revenue recognized in excess of amounts billed.
     Collectibility of Accounts Receivable. We base our allowance for doubtful accounts on management’s estimates of the creditworthiness of our clients, analysis of delinquent accounts, the payment histories of the accounts and management’s judgment with respect to current economic conditions. We believe the allowances are sufficient to respond to normal business conditions. We review our accounts receivable aging on a regular basis for past due accounts and we write off any uncollectible amounts against the allowance. We maintain an allowance for doubtful accounts based on historic collectibility and specific identification of potential problem accounts. Should business conditions deteriorate or any major client default on its obligations to us, we may need to significantly increase this allowance, which would have a negative impact on our operations.
     Income Taxes. Developing the provision for income taxes requires significant management judgment, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. On a quarterly basis, we evaluate our ability to realize deferred tax assets and adjust the amount of our valuation allowance if necessary. We maintain offices in many countries and we are subject to audit in each of the taxing jurisdictions in which we operate. Due to the complex issues involved, any claims can require an extended period of time to resolve. In management’s opinion, adequate provisions for income taxes have been made.
     Our consolidated balance sheets reflect certain valuation allowances related to certain U.S. operating losses and our ability to realize foreign tax loss carryforwards and research tax credits in Canada carried forward and earned in the current year. If the estimates utilized to establish the valuation allowance prove inaccurate, resulting increases or decreases in the valuation allowance could be required. Any future changes in valuation allowance could have a material impact on our net earnings. As of December 31, 2007, based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, we have recorded a valuation allowance of $17.5 million for specific foreign entities and we have recorded a valuation allowance of $13.3 million for U.S. entities.
     We have been, and we may continue to be, a party to foreign tax proceedings. We have established an estimated income tax reserve to provide for potential adverse outcomes in future tax proceedings, which would have an impact on the amount of goodwill reflected in our consolidated balance sheets. Also, if our estimates prove to be inadequate, any future foreign tax proceedings could have an impact on our results of operations. It is possible that changes in our estimates could cause us to either materially increase or decrease the amount of our income tax reserve.
     With regard to earnings from foreign operations, our policy is to retain such earnings in the country in which they were generated unless they can be repatriated without significant tax consequences. This permits us to reduce accruing or recognizing as additional tax expense the material U.S. income tax liabilities which would arise upon repatriation of these earnings.
     Goodwill. On an annual basis, we assess the composition of our assets and liabilities and the events that have occurred and the circumstances that have changed since the most recent fair value determination, which is based on discounted cash flows. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill is tested for impairment. We recognize an impairment charge if the carrying value of the asset exceeds the fair value determination.
     Impairment of Assets. We review long-lived assets and certain identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of intangible assets, we perform an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. We recognize an impairment charge if the carrying value of the asset exceeds the expected future cash flows.
     Share-Based Compensation. We have granted stock options to our employees at exercise prices equal to or greater than the fair value of the shares at the date of grant. Our plans also provide for the granting of restricted shares, restricted stock units and other forms of equity compensation in addition to stock options. Recognition of compensation expense requires the use of estimates related to expected employee exercise, expected post-vesting employment termination behavior and the expected volatility of the price of the underlying stock. Actual results could differ from our estimates.

Results of Operations
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
The following table sets forth our results of operations both numerically and as a percentage of direct revenue for 2007 and 2006.

	2007		2006
	(in thousands, except per share data)
Direct revenue	$362,471	100.0%	$302,385	100.0%
Direct costs	216,173	59.6	182,679	60.4
Selling, general and administrative expenses	114,411	31.6	98,827	32.7
Provision for settlement of litigation	10,400	2.9	—	—
Impairment of goodwill	—	—	7,873	2.6
Total other expense	(6,164)	(1.7)	(9,821)	(3.2)
Earnings from continuing operations before income taxes	15,323	4.2	3,185	1.0
Income tax expense (benefit)	2,340	0.6	(3,558)	(1.2)
Earnings from continuing operations before minority interest in joint venture	12,983	3.6	6,743	2.2
Minority interest in joint venture	905	0.2	691	0.2
Net earnings from continuing operations	12,078	3.3	6,052	2.0
Earnings (loss) from discontinued operations, net of tax	838		(42,077)
Net earnings (loss)	$12,916	3.6%	$(36,025)	(11.9)%
Earnings per share from continuing operations:
Basic	$0.64		$0.33
Diluted	$0.63		$0.33
Direct Revenue
     Direct revenue, which does not include reimbursed out-of-pocket expenses, was $362.5 million for the year ended December 31, 2007, an increase of 19.9% from $302.4 million for the year ended December 31, 2006. This increase is attributable to growth in both segments, with early stage contributing 38% and late stage 62% of direct revenues in 2007.
     Direct revenue in the early stage segment was $137.8 million for the year ended December 31, 2007, compared to $103.3 million in 2006. This increase of 33.4% is primarily attributable to higher direct revenue in the laboratories and clinics and a favorable foreign currency exchange, or FX, impact of $8.4 million. The performance of our bioanalytical laboratories was strong, with sample volumes up 17% in 2007 compared to the prior year. Direct revenue in the late stage segment was $224.7 million for the year ended December 31, 2007, compared to $199.1 million in 2006. This increase of 12.8% is the result of the late stage segment performing more clinical activity compared to the prior year. In addition, the late stage segment benefited from a favorable FX impact of $2.3 million in 2007.
     For the year ended December 31, 2007, direct revenue was $164.9 million from U.S. operations and $197.6 million from foreign operations compared to $133.7 million from U.S. operations and $168.6 million from foreign operations in 2006.
Direct Costs
     Direct costs increased to $216.1 million for the year ended December 31, 2007, compared to $182.7 million for the prior year. For the year ended December 31, 2007, direct costs as a percentage of revenue decreased slightly to 59.6% from 60.4% in 2006. This decrease is attributable to slight decreases in the both the early stage and late stage segments. Increased direct costs in the early stage segment are primarily due to new facilities in Quebec City and Toronto. Increased costs in the late stage segment are primarily attributable to our investments in personnel and is consistent with our worldwide strategy to be competitive for the large global programs.
     For the year ended December 31, 2007, we recorded $4.0 million of depreciation expense in direct costs compared to $3.5 million in 2006.
Gross Profit
     Gross profit margins as a percentage of direct revenue for the year ended December 31, 2007, increased to 40.4% from 39.6% for the prior year. Gross profit margins were negatively impacted by 1.5 percentage points by foreign currency. Since we perform a wide variety of services, all of which have different gross margins, our margins vary from quarter-to-quarter and year-to-year based upon the mix of contracts, our capacity levels at the time we begin the projects and the amount of revenue generated for each type of service we perform. Even within category types, gross margins generated may vary due to the unique nature and size of each contract and project we undertake. These factors could impact our future profit margins and profit comparisons to historical levels.
     During the year ended December 31, 2007, the early stage segment had higher than expected direct costs; however, these increased costs were offset by higher revenue which resulted in slightly increased profit margins compared to the prior year. A number of clinical projects were either rescheduled, postponed or cancelled during the latter part of the fourth quarter of 2007. Our clinics were staffed to run these studies and when the projects were postponed to subsequent quarters, the clinics operated at a lower than expected utilization level, which negatively impacted the segment’s margins. We believe these shifts in project timing are temporary, and we believe there has not been a systemic change in market conditions that would impact continued growth of direct revenue in the early stage segment, which was in excess of 30% for the year. Profit margins in the late stage segment remained relatively flat at approximately 39% as utilization levels have not reached their fullest potential.
     In January 2008, we announced the acquisition of certain assets of Princeton Bioanalytical Laboratory, LLC, including laboratory equipment and procedural documentation. With the development of the new laboratory, we will add macromolecule analysis capabilities to our existing small molecule services. In addition, the acquisition also enables us to initiate method development and production enhancements in our ligand-binding laboratory in Canada.
     We are currently considering a joint initiative with a third party to enter into the clinical trial materials, or CTM, industry. With the rapid growth of the CTM industry and few barriers of entry, we believe that this venture will enable us to provide the specialized, high-level service this industry demands. Our services offered will include package design, manufacturing, return drug processing and destruction in accordance with our client’s specific clinical trial protocol. We expect to leverage from our existing client relationships and services and employ highly experienced staff in order to offer the full suite of packaging and labeling services in the U.S., along with storage and distribution capabilities in Europe. This venture, if executed, is expected to have a dilutive impact on our 2008 earnings.
Selling, General and Administrative Expenses
     Selling, general and administrative, or SG&A, expenses increased to $114.4 million, an increase of 15.8%, for the year ended December 31, 2007, compared to $98.8 million for the prior year. As a percentage of direct revenue, SG&A expenses decreased to 31.6% in 2007 from 32.7% in 2006. The increase in total SG&A expenses from 2006 to 2007 is primarily attributable to additional expenditures consistent with the expansion of our business, including additional administrative and other personnel costs, health and casualty insurance, increased sales, marketing and business development efforts and facility costs related to the move in 2007 to new Quebec City and Toronto facilities. Moving costs to the Quebec City facility were $0.5 million for the year ended December 31, 2007. We expect SG&A expenses to decrease overall in fiscal year 2008 as we implement cost reduction strategies.
     Corporate SG&A expenses for the year ended December 31, 2007, excluding $10.4 million for the provision for the settlement of the securities and class action lawsuit and other related litigation, were $24.5 million compared to $21.0 million in 2006. This increase of $3.5 million is attributed to $0.9 million of executive severance, $1.2 million in compensation-related costs, $0.6 million in professional fees and $0.5 million of facilities expenses, offset by a decrease in legal fees related to the SEC investigation, which were $1.9 million in 2007 compared to $2.5 million in 2006.
     For the year ended December 31, 2007, depreciation expense of $8.7 million was included in SG&A expenses compared to $7.9 million in 2006.
Provision for Settlement of Litigation
     For the year ended December 31, 2007, we recorded a charge of $10.4 million for the settlement of the securities class action lawsuit and other related litigation. The current liability for these actions is an estimate. On March 10, 2008, the Court approved the securities class action settlement. We continue to work on the derivative action litigation. For further discussion regarding these matters, see Item 3 of this report and Note G to the consolidated financial statements.
Interest Income and Interest Expense
     Interest expense decreased to $6.3 million for the year ended December 31, 2007, compared to $8.1 million in 2006. This decrease is primarily attributable to a reduction of interest expense on our line of credit due to substantially lower loan balances offset by higher interest rates, and due to a reduction in write-offs of deferred financing cost from the restructuring of the Credit Facility and the size of the line of credit. In May 2006, we agreed to permanently reduce the size of the Credit Facility from $90.0 million to $45.0 million. As a result of this reduction, we wrote off $1.2 million of deferred financing costs related to the Credit Facility in the second quarter of 2006.

     As of December 31, 2007, the balance outstanding on our Credit Facility was zero. The current interest rate on this variable facility is 9.5% on the revolving line of credit, excluding interest expense related to the unused borrowing capacity on the line. The deferred financing costs relating to the convertible notes are being amortized to interest expense over a period of three years, and relating to the Credit Facility over a period of four years.
     Interest income for the year ended December 31, 2007, was $2.1 million compared to $1.6 million in 2006. This increase is primarily attributable to higher interest rates available on cash balances and investments and slightly higher average cash balances during 2007 compared to 2006. We expect interest income to decrease in the future as a result of lower interest rates and our conservative investment approach.
Foreign Currency Exchange Transactions
     We do not enter in currency transactions with the intent of speculating or trading. Our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting in the consolidated financial statements. Our foreign subsidiaries translate their financial results from local currency into U.S. dollars in the following manner: (a) income statement accounts are translated at average exchange rates for the period; (b) balance sheet asset and liability accounts are translated at end of period exchange rates; and (c) equity accounts are translated at historical exchange rates. Translation in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep in agreement the foreign subsidiaries’ balance sheets. If foreign exchange rates remained at the 2006 year-end spot exchange rate for translation, early stage 2007 revenues would have been reduced by $8.4 million when translated into U.S. dollars, and late stage 2007 revenues would have been reduced by $2.3 million when translated into U.S. dollars. Similarly, early stage 2007 direct costs would have been reduced by $5.6 million and late stage 2007 direct costs would have been reduced by $1.3 million. Further, SG&A expenses for 2007 early stage would have been reduced by $3.2 million and late stage would have been reduced by $1.5 million. The net effect on 2007 earnings from operations from translation of functional currency to reporting currency was a loss of $0.5 million in both the early stage and the late stage.
     Foreign currency exchange transaction losses decreased to $2.1 million for the year ended December 31, 2007, compared to $3.3 million in 2006. These losses were due to the U.S. dollar weakening approximately 20% against the Canadian dollar, 11% against the Euro and 8% against the Swiss Franc during 2007. Within our early stage segment operating in Canada, essentially all costs are in Canadian dollars, while a significant portion of direct revenue is either in U.S. dollars or Euros. Similarly, in the late stage segment in Europe, costs are primarily in Euros and Swiss Francs, while a significant portion of direct revenue is in U.S. dollars. During the year ended December 31, 2007, we entered into foreign currency transactions to hedge exposure related to receivables denominated in currencies other than the functional currency. We did not elect to apply hedge accounting for these transactions.
Income Taxes
     Our effective tax rate for 2007 was an expense of 15.2% compared to a benefit of 111.7% in 2006. The effective tax rate for 2006 included the impact of recording a valuation allowance of $2.3 million against deferred tax assets relating to federal and state operating loss carryforwards and an allowance of $11.1 million relating to Canadian federal tax credit carryforwards. The 2007 effective tax rate included the benefit of utilizing $22.8 million of the U.S. federal loss carryforward and the benefit associated with a $7.8 million increase in the value of the net deferred tax asset relating to Canadian taxes. This result was primarily attributable to certain discrete items, a shift in the proportion of earnings from domestic and foreign operations and our estimate of the future value of the Canadian tax credits.
     As of December 31, 2007, we had U.S. federal net operating loss carryforwards of $21.9 million, state net operating loss carryforwards of $36.3 million and foreign net operating loss carryforwards of $2.3 million that are available to offset future liabilities for income taxes. We maintain a valuation allowance against these carryforwards, net of available carryback claims, based on an assessment that it is more likely than not that these benefits will not be realized. The U.S. net operating loss carryforward is subject to limitation under Internal Revenue Code §382 and will expire in 2026. The state net operating losses will begin to expire in 2010 and the foreign net operating losses began to expire in 2006.
     We receive significant tax credits from the government of Canada relating to our research and development expenses. As of December 31, 2007, the total gross balance of deferred tax assets was $36.0 million. These credits and tax assets lowered our tax liability in Canada. We expect the nature of our early stage business and the generation of significant tax credits will continue; however, we cannot be assured of the future amount of these credits due to the mix of contracts and the related amounts of research and development activity. Further, we have provided a valuation allowance of $16.0 million against certain of these credits as the amount of credits earned currently exceeds projected taxable income in Canada for which such credits can be used to reduce taxes.

     Our late stage entity, PharmaNet, generates a significant portion of its net earnings from foreign operations. Its non-U.S. and non-Canadian operations are based in Zurich, Switzerland, where the effective tax rate is approximately 10%. The Swiss office subcontracts work to the non-U.S. and non-Canadian PharmaNet offices. Fees are based on a reimbursement to these offices of their operating costs, plus a fair markup based on appropriate transfer pricing comparables. The residual income in these non-U.S. and non-Canadian offices is taxed at statutory rates which range from 10% to 37%. We have elected to permanently reinvest earnings and profits related to foreign subsidiaries, accordingly, no provision has been recorded for U.S. income taxes that might result from repatriation of these earnings. The undistributed earnings of foreign subsidiaries as of December 31, 2007, were $83.0 million.
     We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, effective January 1, 2007. Upon adoption, we recognized the cumulative effect of the change in accounting as a reduction in retained earnings of $2.9 million, which together with a previously existing income tax liability of $3.2 million resulted in a total liability for unrecognized tax benefits in the amount of $6.1 million related to U.S. and foreign operations. As of December 31, 2007, the total gross amount of reserves for income taxes, reported in other liabilities in the consolidated balance sheets, was $7.2 million. Any prospective adjustments to reserves for income taxes will be recorded as an increase or decrease to the provision for income taxes and will impact our effective tax rate. In addition, we accrue interest related to reserves for income taxes in the provision for income taxes and we record any associated penalties in other income (expense). The gross amount of interest accrued, reported in other liabilities, was $1.0 million as of December 31, 2007, of which $0.5 million was recognized in 2007.
     We remain subject to potential examination in federal, state and foreign jurisdictions in which we conduct operations and file tax returns. We believe that the results of the current or any prospective audits will not have a material effect on our financial position or results of operations as adequate reserves have been provided to cover any potential exposures related to these audits.
     In 2007, the net increase in the reserve for unrecognized tax benefits was $1.2 million, which principally related to an increase in certain Canadian tax liabilities. We expect that the amount of unrecognized tax benefits will change during fiscal year 2008; however, we do not expect the change to have a significant impact on our results of operations or financial position.
     We operate in the U.S. and in numerous taxing jurisdictions worldwide, many with lower tax rates than the U.S. We expect (i) the nature of Anapharm’s business and the generation of Canadian tax credits to continue and (ii) PharmaNet to continue generating the majority of its profits in taxing jurisdictions with lower effective tax rates. As discussed above, we also have valuation allowances against certain material deferred tax assets. Hence, we cannot be certain that the changes in the operating income of our operations, shifts in the location of the performance of work or other expected factors such as FIN 48 will not adversely impact the effective tax rate.
     Our future effective tax rate is also dependent on a number of other factors, including:
•	the relative profits generated primarily in the U.S., Canada and Europe,

•	our ability to utilize Canadian tax credits,

•	the applicable foreign tax rates in effect,

•	transfer pricing, and

•	our ability to generate U.S. taxable income to utilize net operating loss carryovers and thereby decrease the valuation allowance.

Earnings Per Share
     The weighted average number of shares outstanding used in computing earnings per share on a diluted basis increased to 19.0 million shares for the year ended December 31, 2007, from 18.4 million shares in 2006. This increase resulted primarily from stock option exercises and the issuance of restricted shares and restricted stock units. As discussed in Note F to the consolidated financial statements, if our average common stock price exceeds $41.08 during a reporting period, we will be required to include additional shares in calculating the weighted average number of diluted shares due to our convertible notes. The amount of additional shares will be calculated comparable to the treasury method used for in-the-money stock options.
Results of Operations
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     The following table sets forth our results of operations both numerically and as a percentage of direct revenue for 2006 and 2005.

	2006		2005
	(in thousands, except per share data)
Direct revenue	$302,385	100.0%	$269,622	100.0%
Direct costs	182,679	60.4	156,824	58.2
Selling, general and administrative expenses	98,827	32.7	82,954	30.8
Impairment of goodwill	7,873	2.6	—	0.0
Total other income (expense)	(9,821)	(3.2)	(11,975)	(4.4)
Earnings from continuing operations before income taxes	3,185	1.0	17,869	6.6
Income tax expense (benefit)	(3,558)	(1.2)	154	0.0
Earnings from continuing operations before minority interest in joint venture	6,743	2.2	17,715	6.6
Minority interest in joint venture	691	0.2	552	0.2
Net earnings from continuing operations	6,052	2.0	17,163	6.4
Loss from discontinued operations, net of tax	(42,077)		(12,384)
Net earnings (loss)	$(36,025)	(11.9)%	$4,779	1.8%
Earnings per share from continuing operations:
Basic	$0.33		$0.97
Diluted	$0.33		$0.94
Direct Revenue
     Direct revenue was $302.4 million for the year ended December 31, 2006, an increase of 12.2% from $269.6 million for the year ended December 31, 2005. This increase is attributable to a 24% increase in revenue in our late stage business, partially offset by a decrease of 7.9% in our early stage business.
     Direct revenue for the early stage operations was $103.3 million for the year ended December 31, 2006, compared to $112.1 million in 2005. This decrease of 7.9% is primarily due to a decline in revenues at our early stage Canadian operations, partially offset by an increase in revenue at our U.S. and European bioanalytical laboratories. In 2006, we began experiencing severe price competition at our Canadian subsidiary which comprises about 75% of our early stage segment revenues. During the second half of 2006, this price pressure mitigated slightly. The reduction in price pressure along with internal process improvements resulted in improved performance in our Canadian operations in the second half of 2006. Direct revenue in the late stage business increased 24% in 2006 compared to 2005 primarily due to performing more clinical trials.
     For the year ended December 31, 2006, direct revenue was $133.7 million from U.S. operations and $168.6 million from foreign operations compared to $119.6 million from U.S. operations and $150.0 million from foreign operations in 2005. This increase is primarily due to a significant increase in revenues in our late stage business, partially offset by a decrease in our early stage business.
Direct Costs
     For the year ended December 31, 2006, direct costs as a percentage of revenue increased to 60.4% from 58.2% in 2005. The increase is primarily related to the early stage operations. During 2006, we experienced a shift in business at our Canadian operations to more clinical work compared to bioanalytical work as a percentage of overall business. Direct costs as a percentage of revenue are higher in clinical operations than in bioanalytical operations. Direct costs, which are comprised primarily of labor costs for the early stage segment, were significantly higher as a percentage of revenue than expected due to lower than expected revenues.

     During 2006, our early stage business experienced more pricing pressure in both the clinical and bioanalytical operations as a result of industry competition in the generic market. Both of these factors increased the early stage business’s direct costs as a percentage of revenue. The early stage business historically has experienced periods of competition. However, in the second half of 2006, we determined that the pricing pressures in the generic business would continue for the foreseeable future and that a change in our business model was required. As a result of this determination, in September 2006, we began implementing steps to reduce both direct and other costs in the early stage segment. These steps included reduction of personnel through attrition, process changes to improve efficiencies, reduced reliance on outside contractors and other cost reductions. These reductions contributed to improved operating results in the early stage segment during the fourth quarter of 2006.
Gross Profit
     Gross profit margins as a percentage of direct revenue for the year ended December 31, 2006, decreased to 39.6% from 41.8% for the prior year. Since we perform a wide variety of services, all of which have different gross margins, our margins vary from quarter-to-quarter and year-to-year based upon the mix of contracts, our capacity levels at the time we begin the projects and the amount of revenue generated for each type of service we perform. Even within category types, gross margins generated may vary due to the unique nature and size of each contract and project we undertake. This could impact our future profit margins and profit comparisons to historical levels. During the year ended December 31, 2006, the early stage segment had higher than expected direct costs resulting in lower profit margins than historic levels.
Selling, General and Administrative Expenses
     SG&A expenses were $98.8 million for the year ended December 31, 2006, an increase of 19.0%, compared to $83.0 million for the prior year. As a percentage of direct revenue, SG&A expenses increased to 32.7% in 2006 from 30.8% in 2005.
     The increase in total SG&A expenses from 2005 to 2006 is primarily attributable to significantly increased corporate expenses and other expenses consistent with the growth in revenues. The increase in SG&A expense as a percentage of revenues is primarily due to lower than expected revenue growth in the early stage business and an increase in corporate expenses. In 2006, corporate expenses increased $8.7 million to $21.0 million compared to $12.3 million in 2005. These increases are primarily due to additional professional, legal and accounting fees of $3.0 million, non-cash compensation expense resulting from the adoption of Statement of Financial Accounting Standard, or SFAS, No. 123R of $1.1 million, amortization of restricted stock units of $2.0 million and additional insurance, travel expense and salaries totaling $1.7 million.
     For the year ended December 31, 2006, we incurred $0.8 million in rent expense for the Toronto facility which was undergoing its initial fit-out. Other SG&A expenses increased due to expansion of our business, including additional administrative and other personnel costs, health and casualty insurance, increased sales, marketing and business development efforts, amortization and depreciation expense and facility costs.
     For the year ended December 31, 2006, amortization expense was $3.0 million compared to $3.9 million in 2005. Depreciation expense was $11.4 million in 2006 compared to $10.5 million in 2005.
Interest Income and Interest Expense
     Interest expense was $8.1 million for the year ended December 31, 2006, compared to $12.0 million in 2005. This decrease is primarily due to a reduction in interest expense on our line of credit due to lower outstanding balances offset by higher interest rates and to a reduction in write-offs of deferred financing cost due to restructuring of the Credit Facility and the size of line of credit. In 2005, we incurred a non-cash write-off of $3.4 million related to deferred financing costs due to repayment of $108.0 million on the term loan and conversion of the remaining term loan to a revolving line of credit of $90.0 million. In 2006, we agreed to a reduction in the line of credit from $90.0 million to $45.0 million and, as a result, we wrote off $1.2 million of deferred financing costs.
     Interest income for the year ended December 31, 2006, was $1.6 million compared to $0.9 million in 2005. This increase is primarily due to increased cash balances and higher interest rates on cash invested.
Foreign Currency Exchange Transactions
     Our foreign exchange loss was $3.3 million for the year ended December 31, 2006, compared to $0.8 million for 2005. This increase is primarily due to the significant strengthening of the Euro against the U.S. dollar in 2006 compared to 2005.

Income Taxes
     Our effective tax rate for 2006 was a benefit of 111.7% compared to an expense of 0.9% in 2005. This change was primarily due to a greater percentage of earnings generated from foreign operations relative to our consolidated earnings. The effective tax rate from U.S. operations is substantially greater than our effective tax rate in Canada and several key European countries. As described above, we receive significant tax credits from the government of Canada relating to our research and development expenses. These credits lower our effective tax rate in Canada and in other countries where we operate.
     For the year ended December 31, 2006, we generated significant U.S. net operating losses. We believe it is unlikely that the losses will be realized before the tax benefits expire. In 2006, a valuation allowance of $15.3 million was provided for U.S. net operating loss carryforwards.
Effects of Inflation
     Our business and operations have not been materially affected by inflation during the periods for which financial information is presented in this report.
Liquidity and Capital Resources
     As of December 31, 2007, cash, cash equivalents and marketable securities totaled $80.2 million and working capital, excluding the assets and liabilities from discontinued operations, was $81.9 million, compared to cash, cash equivalents and marketable securities of $53.8 million and working capital, excluding the assets and liabilities from discontinued operations of $69.3 million as of December 31, 2006. For the year ended December 31, 2007, net cash provided by operating activities from continuing operations was $44.5 million compared to $30.2 million for the prior year. This increase is primarily due to increases in net earnings of $6.0 million, a non-cash provision for settlement of litigation of $10.4 million and operating liabilities of $14.2 million, partially offset by decreases in a non-cash goodwill impairment of $7.9 million and operating assets of $7.0 million.
     For the year ended December 31, 2007, net cash used in investing activities from continuing operations was $7.6 million compared to $23.0 million for the prior year. This decrease was primarily due to decreases in marketable securities of $7.6 million and property in a sale-leaseback transaction of $7.3 million.
     For the year ended December 31, 2007, net cash used in financing activities from continuing operations was $9.0 million compared to net cash provided of $4.3 million for the prior year. The change in cash provided by financing activities is primarily due to a net increase in payments on our Credit Facility of $1.8 million and a decrease of $9.8 million of proceeds from the sale-leaseback transaction, which represented a cash reimbursement of cash outlays upon entering into the transaction.
     We have a $45.0 million Credit Facility with a syndicate of banks that originated in 2004. The Credit Facility was subsequently amended three times before we entered into a Fourth Amendment on October 14, 2006, that substantially modified certain financial covenants and conditions in the Credit Facility to reflect our then-current operations and business needs. The material terms of the amendment (i) required us to provide the Bank (as defined) with additional financial reporting, (ii) permitted us to enter into a sale-leaseback transaction for our Quebec City facility, and (iii) would require a temporary reduction in the amount of borrowing capacity under the Credit Facility to $22.5 million in the event our trailing twelve-month EBITDA (as defined) is materially below, by a certain percentage, the forecasts we provide to the Bank. If the total amount of our outstanding loans exceeds $22.5 million at the time of the occurrence of such an event, we have no immediate obligation to repay these loans. If the trailing twelve-month EBITDA exceeds this threshold in future periods, the full borrowing capacity of the Credit Facility would be restored to $45.0 million. In conjunction with this amendment, the Applicable Margin (as defined) with respect to LIBOR loans was increased by 25 basis points to 3.25% and the Applicable Margin with respect to revolving loans that are prime rate loans was increased by 25 basis points to 2.25%, subject to change based upon certain leverage ratios.
     On June 14, 2007, we entered into a Fifth Amendment of the Credit Facility. This amendment modified our financial reporting requirements to the Bank but had no impact on the covenants or borrowing capacity available to us.
     On March 11, 2008, we entered into a Sixth Amendment of the Credit Facility. This amendment modified certain provisions to enable us to make certain investments and acquisitions.
     As of December 31, 2007, the principal balance outstanding on the Credit Facility was zero. As of December 31, 2006, the principal balance outstanding on the Credit Facility was $9.4 million. We are in compliance with the covenants and conditions of the Credit Facility as of December 31, 2007. The obligations under the Credit Facility are guaranteed by each of our U.S. subsidiaries, are secured by a lien on the vacant land in Miami, Florida, a pledge of all of the assets of our U.S. operations and U.S. subsidiaries and a pledge of 65% of the stock of certain of our foreign subsidiaries. The facility is due in December 2009. As of December 31, 2007, the U.S. assets collateralizing the Credit Facility were valued at $418.1 million, including goodwill and intangible assets.
     We have issued and outstanding $143.8 million principal amount of 2.25% Convertible Senior Notes due 2024, or the Notes. The Notes are unsecured senior obligations and are effectively subordinated to all existing and future secured indebtedness, and to all existing and future liabilities of subsidiaries, including trade payables. We capitalized all costs related to the issuance of the Notes in 2004 and have been amortizing these costs on a straight-line basis over the expected term, which approximates the effective interest method. Interest is payable in arrears semi-annually on February 15 and August 15 of each year.
     The Notes are convertible at any time prior to maturity into cash and, if applicable, shares of common stock based upon an initial conversion rate of 24.3424 shares per $1,000 in principal amount, or an initial conversion price of $41.08 per share. Subject to adjustment in certain circumstances, the maximum number of shares that can be issued upon conversion is 3.1 million. Upon conversion, holders of the Notes will be entitled to receive cash up to the principal amount and, if applicable, shares of common stock pursuant to a formula contained in the indenture. On each of August 15, 2009, 2014 and 2019, holders may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount, plus accrued and unpaid interest. On or after August 15, 2009, we may, at our option, redeem the Notes in whole or in part for cash at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. If a majority of the holders require us to repurchase their outstanding Notes, we may have to seek additional financing, depending on the amount of the Notes to be repurchased and the amount of cash or other liquid assets available at that time.
     A significant component of our business strategy has been to seek acquisitions that are accretive to earnings and meet certain operational requirements. We also consider other strategic initiatives which may include joint ventures and business development. Although we continue to assess potential acquisitions and business development opportunities, our primary focus has been on current operations. If we consummate any acquisitions, we expect to use cash, equity and our existing Credit Facility to the extent available and, if necessary, to obtain additional debt or equity financing if these sources are not sufficient.
     Based upon our cash balances and cash flows from operations, we believe we have adequate working capital to meet our operational needs for the next 12 months.
     In order to provide a liquidity metric that enables investors to benchmark us against others in the industry, we calculate days sales outstanding, or DSO, for each period for continuing operations. DSO is calculated by taking the consolidated accounts receivable balance for continuing operations at the end of a period and subtracting both short-term and long-term client advances for continuing operations at the end of the period. The resulting number is divided by average net revenue per calendar day for continuing operations for the period. As of December 31, 2007, our DSO was 39 days, compared to 35 days as of December 31, 2006. The increase in DSO in 2007 compared to 2006 is primarily due to the early stage segment where accounts receivable, net of client advances, increased $9.7 million over the prior year.

Contractual Obligations
     The following table sets forth our known contractual obligations as of December 31, 2007.

	Payments Due by Period
	(in thousands)
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Convertible notes (1)	$143,750	$—	$—	$—	$143,750
Interest on convertible notes	54,984	3,234	6,469	6,469	38,812
Capital lease obligations	9,807	3,444	4,872	1,491	—
Operating lease obligations	157,449	22,062	38,160	29,122	68,105
Purchase obligations	1,136	499	491	130	16
Other liabilities	490	312	178	—	—

Total	$367,616	$29,551	$50,170	$37,212	$250,683

(1)	On or after August 15, 2009, we may, at our option, redeem the notes in whole or in part for cash at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. On each of August 15, 2009, 2014 and 2019, holders may require us to re-purchase all or a portion of their notes at a purchase price in cash equal to 100% of the principal amount of the notes to be re-purchased plus accrued and unpaid interest.
Capital Expenditures and Commitments
     During the year ended December 31, 2007, we spent $8.7 million for capital expenditures at our early stage segment and $6.4 million for capital expenditures at our late stage segment. We anticipate capital asset expenditures during fiscal year 2008 of between $14.0 million and $16.0 million, consisting primarily of new bioanalytical laboratory and computer equipment. As of December 31, 2007, we are contractually committed for $0.9 million of this amount.
Off Balance Sheet Commitments
     In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. As of December 31, 2007, these non-cancelable purchase obligations were not materially different from those disclosed in the Contractual Obligations table above.
     Under the agreement with our joint venture partner in Spain, we are required to fund the working capital of Anapharm Europe, S.L. Since that operation generates sufficient cash flow from operations, we have not had to provide it any working capital through December 31, 2007, nor do we expect to be required to do so in the immediate future.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. We are currently evaluating the impact of SFAS 157.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of SFAS 159 and do not expect that it will have a material impact on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141(R), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS

141(R) applies prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” or SFAS 160. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact, if any, of SFAS 160 on our consolidated financial statements.
Forward-Looking Statements
     Certain statements made in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “seek,” “intend,” “believe,” “plan,” “estimate,” “expect,” “anticipate” and other similar expressions are forward-looking statements within the meaning of this act. Some or all of the results anticipated by these forward-looking statements may not occur. Factors that could cause or contribute to such differences include, but are not limited to: industry trends and information; whether we will achieve our estimated value relating to discontinued operations; developments with respect to the SEC’s inquiry and securities class action lawsuits and derivative lawsuits (Due to the inherent uncertainties of litigation, the reserve for the litigation is only an estimate. Management may need to adjust the reserve in the future as outcomes of the securities class action and other related litigation becomes more predictable.); our ability to successfully achieve and manage the technical requirements of specialized clinical trial services, while complying with applicable rules and regulations; regulatory changes; changes affecting the clinical research industry; a reduction of outsourcing by pharmaceutical and biotechnology companies; our ability to compete internationally in attracting clients in order to develop additional business; our evaluation of its backlog and the potential cancellation of contracts; our ability to retain and recruit new employees; our clients’ ability to provide the drugs and medical devices used in its clinical trials; our future stock price; our assessment of its effective tax rate and tax allowance; our financial guidance; our future effective tax rate; our anticipated capital expenditures; our ability to remediate our material weaknesses; the impact on our foreign currency transaction costs and the effectiveness of any hedging strategies we implement, the need for us to repurchase any unregistered securities which we sold in violation of securities laws; and the national and international economic climate as it affects drug development operations.
     The results anticipated by any or all of these forward-looking statements might not occur. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the “Risk Factors” section of this report and our other filings with the SEC.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to risks associated with market rates and prices, interest rates and credit in the ordinary course of business. We are also exposed to currency risk due to our foreign operations. Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, convertible senior notes and notes payable. As of December 31, 2007, the fair value of these instruments approximated their carrying amounts, except for the convertible senior notes which were at 114% of par value based on the market trading price on that date. We have not entered into any market risk sensitive instruments for trading purposes.
Market risk
     We have invested in marketable securities, which we classify as available-for-sale and carry at fair value based on quoted market prices. We are exposed to adverse changes in the market value of such securities while held by us; however, during the years ended December 31, 2005 through 2007, unrealized holding losses have been insignificant. As of December 31, 2007, we had $2.7 million of investments in marketable securities and as of December 31, 2006, we had $8.4 million of investments in marketable securities.

     Financial instruments that potentially subject us to credit risk consist primarily of trade receivable, cash equivalents and short-term investments. We perform services and extend credit based on an evaluation of the client’s financial condition without requiring collateral. Exposure to losses on receivables varies by client based on the financial condition of each client. We monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. From time to time, we maintain cash balances with financial institutions in amounts that exceed federally insured limits. To mitigate these risks, we maintain cash and cash equivalents with various financial institutions.
Currency risk
     We operate on a global basis which exposes us to various types of currency risks. From time to time, contracts may be denominated in a currency different from the local currency. Two specific transaction risks arise from the nature of the contracts we have with our customers. The first risk occurs as revenue recognized for services rendered is denominated in a currency different from the currency in which our expenses are incurred. As a result, our net service revenues and resulting net earnings or loss can be affected by fluctuations in exchange rates.
     The second risk results from the passage of time between the invoicing of customers under these contracts and the ultimate collection of payments against such invoices. Because the contract may be denominated in a currency other than the local currency, we recognize a receivable at the time of invoicing in the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared until the payment is received from the customer will result in our receiving either more or less in local currency than the local currency equivalent of the invoice amount. This difference is recognized as a foreign currency transaction gain or loss, as applicable, and is reported in “Other income (expense)” in the consolidated statements of operations.
     Our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting in the consolidated financial statements. Our foreign subsidiaries translate their financial results from the local currency into U.S. dollars in the following manner: (a) income statement accounts are translated at average exchange rates for the period; (b) balance sheet asset and liability accounts are translated at end of period exchange rates; and (c) equity accounts are translated at historical exchange rates. Translation in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiaries’ U.S. dollar balance sheets and is necessary to keep the foreign subsidiaries’ balance sheets in agreement.
     We have adopted a foreign currency risk hedging policy and we have entered into foreign currency forward contracts to mitigate this risk. We have implemented systems and processes to further mitigate this risk; however we continue to be affected by foreign currency exchange volatility.
Interest rate risk
     We have a $45.0 million Credit Facility with a syndicate of banks. The interest rate on the facility is variable and is based on LIBOR and prime rate. Changes in interest rates, and LIBOR and the prime rate in particular, affect our cost of funds under this facility. As of December 31, 2007, the outstanding principal balance on the Credit Facility was zero.
Item 8. Financial Statements and Supplementary Data.
     Pages F-3 to F-36.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
     Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating its controls and procedures.
     We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of December 31, 2007. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007, because of the material weaknesses discussed below.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that criteria, the material weaknesses described below have caused our management to conclude that we did not maintain effective internal control over financial reporting as of December 31, 2007.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements may not be prevented or detected on a timely basis.
Revenue Recognition
     Our management determined that the processes and procedures surrounding revenue recognition at our late stage segment did not include adequate management oversight and review controls as of December 31, 2007. Specifically, during the quarter ended December 31, 2007, management identified that changes in contract estimates and percent achieved methodology on certain studies were not accounted for consistently as per the guidelines of Staff Accounting Bulletin No. 104, “Revenue Recognition.” The resulting errors from the material weakness did not have a material effect on our financial results for the year ended December 31, 2007.
Income Taxes
     Our management determined that the processes and procedures surrounding the preparation and review of the income tax provision and reconciliations did not include adequate review controls as of December 31, 2007. Specifically, we did not ensure that effective oversight of the work performed by our outside tax advisor was exercised. The resulting errors from the material weakness, which were primarily attributable to accounting for income taxes, did not have a material effect on our financial results for the year ended December 31, 2007.
     Our consolidated financial statements as of and for the year ended December 31, 2007, have been audited by Grant Thornton LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Grant Thornton LLP has audited our internal control over financial reporting as of December 31, 2007 and has issued the following report on our internal control over financial reporting based on their audit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
PharmaNet Development Group, Inc.
     We have audited PharmaNet Development Group, Inc. (formerly SFBC International, Inc.) (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting in Item 9A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.
     (1) Controls over revenue recognition accounting were not effective.
     (2) Controls over the accounting for income taxes were not effective.
     In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity of the Company as of and for the year ended December 31, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 31, 2008 which expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 31, 2008

Changes in Internal Control Over Financial Reporting
     Other than the changes discussed above and the proposed changes below, there have been no changes during the quarter ended December 31, 2007, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Steps Subsequent to December 31, 2007
     Management is taking the following measures to address the material weaknesses identified above and to enhance our internal control over financial reporting procedures. Management will:

•	Re-evaluate the process relating to the recording and recognition of revenue in our late stage segment;

•	Work with internal project budget analysts and operational management to enhance our controls for developing, maintaining and amending percent achieved calculations;

•	Provide additional training, review and management as well as project budget analysts’ oversight of personnel responsible for the percent achieved calculations;

•	Re-evaluate the design of income tax accounting processes and controls and implement new and improved processes and controls, including the addition of tax personnel;

•	Increase the level of review and discussion of tax reconciliations and supporting documentation with our outside tax advisor and management; and

•	Formalize a process for documenting decisions made based upon the review of tax packages or any other supporting information provided.
     We anticipate that these remediation actions will represent ongoing improvement measures. While we are taking steps to remediate the material weaknesses, additional measures may be required. During 2008, we will assess the effectiveness of our remediation effort in connection with management’s tests of internal control over financial reporting.
Item 9B.  Other Information.
     None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
     The information required by this Item shall be contained in the proxy statement for the 2008 annual meeting, which shall be filed within 120 days of December 31, 2007.
Item 11.  Executive Compensation.
     The information required by this Item shall be contained in the proxy statement for the 2008 annual meeting which shall be filed within 120 days of December 31, 2007.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by this Item shall be contained in the proxy statement for the 2008 annual meeting which shall be filed within 120 days of December 31, 2007.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
     The information required by this Item shall be contained in the proxy statement for the 2008 annual meeting which shall be filed within 120 days of December 31, 2007.
Item 14.  Principal Accounting Fees and Services.
     The information required by this Item shall be contained in the proxy statement for the 2008 annual meeting which shall be filed within 120 days of December 31, 2007.

PART IV
Item 15.  Exhibits, Financial Statement Schedules.

Exhibit
Number	Description
3.1	Certificate of Incorporation filed as an exhibit to the Company’s Form SB-2 which was filed on August 17, 1999.

3.2	First Amendment to Certificate of Incorporation filed as an exhibit to the Company’s Form SB-2 which was filed on August 17, 1999.

3.3	Certificate of Correction to Certificate of Incorporation filed as an exhibit to the Company’s Form SB-2 filed on October 5, 2000.

3.4	Second Amendment to Certificate of Incorporation filed as an exhibit to the Company’s Form 10-K which was filed on March 22, 2007.

3.5	Certificate of Correction to Second Amendment to Certificate of Incorporation filed as an exhibit to the Company’s Form 10-Q which was filed on August 4, 2004.

3.6	Certificate of Designation for Series A Junior Participating Preferred Stock filed as an exhibit to the Company’s Form 8-A which was filed on December 28, 2005.

3.7	Third Amendment to Certificate of Incorporation filed as an exhibit to the Company’s Form 10-K which was filed on March 22, 2007.

3.8	Second Amended and Restated Bylaws filed as an exhibit to the Company’s Form 10-Q which was filed on November 9, 2007.

4.1	Form of Common Stock Certificate filed as an exhibit to the Company’s Form 10-K which was filed on March 22, 2007.

4.2	Indenture relating to 2.25% Convertible Senior Notes due 2024 filed as an exhibit to the Company’s Form S-3 which was filed on November 2, 2004.

4.3	Form of 2.25% Convertible Senior Notes due 2024 filed as an exhibit to the Company’s Form S-3 which was filed on November 2, 2004.

4.4	Registration Rights Agreement relating to 2.25% Convertible Senior Notes due 2024 filed as an exhibit to the Company’s Form S-3 which was filed on November 2, 2004.

10.1*	Jeffrey P. McMullen Employment Agreement filed as an exhibit to the Company’s Form 10-Q which was filed on August 14, 2006.

10.2*	David Natan Employment Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 22, 2007.

10.3*	Lisa Krinsky Severance Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 31, 2006.

10.4*	Arnold Hantman Severance Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 31, 2006.

10.5*	Marc LeBel Employment Agreement filed as an exhibit to the Company’s Form 10-KSB which was filed on April 1, 2002.

10.6*	Marc LeBel Amendment to Employment Agreement filed as an exhibit to the Company’s Form 10-Q which was filed on August 9, 2005.

10.7*	Arnold Hantman Employment Agreement filed as an exhibit to the Company’s Form 10-Q which was filed on August 9, 2005.

10.8*	Lisa Krinsky, M.D. Employment Agreement filed as an exhibit to the Company’s Form 10-Q which was filed on August 9, 2005.

10.9	Amended and Restated Credit Agreement filed as an exhibit to the Company’s Form 10-Q which was filed on August 9, 2005.

10.10	First Amendment to the Amended and Restated Credit Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 31, 2006.

10.11	Second Amendment to the Amended and Restated Credit Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 31, 2006.

10.12	Amended and Restated Security Agreement filed as an exhibit to the Company’s Form 10-Q which was filed on August 9, 2005.

10.13*	2004 Employee Stock Purchase Plan filed as an exhibit to the Company’s Form S-8 which was filed on August 6, 2004.

10.14	Shareholder Rights Agreement filed as an exhibit to the Company’s Form 8-A which was filed on December 28, 2005.

10.15*	2004 Acquisition Stock Option Plan filed as an exhibit to the Company’s Form 8-K which was filed on December 27, 2004.

10.16*	Form of Stock Option Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 8, 2005.

10.17*	Amended and Restated Stock Option Agreement (Jeffrey P. McMullen) filed as an exhibit to the Company’s Form 10-K which was filed on March 8, 2005.

10.18*	Arnold Golieb Restricted Stock Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 31, 2006.

10.19*	Jack Levine Restricted Stock Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 31, 2006

10.20	New Drug Services Amended Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 31, 2006.

10.21*	Johane Boucher-Champagne Employment Agreement filed as an exhibit to the Company’s Form 8-K which was filed on May 4, 2006.

10.22*	Confidential Separation Agreement and General Release by and between the Company and Gregory B. Holmes filed as an exhibit to the Company’s Form 10-Q which was filed on August 14, 2006.

10.23	Third Waiver and Third Amendment to the Amended and Restated Credit Agreement filed as an exhibit to the Company’s Form 10-Q which was filed on August 14, 2006.

10.24	Fourth Waiver to the Amended and Restated Credit Agreement filed as an exhibit to the Company’s Form 10-Q which was filed on August 14, 2006.

10.25*	Thomas J. Newman, MD Employment Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 22, 2007.

10.26	Fifth Waiver to the Amended and Restated Credit Agreement filed as an exhibit to the Company’s Form 10-Q which was filed on November 9, 2006.

10.27 (1)	Fourth Amendment to the Amended and Restated Credit Agreement filed as an exhibit to the Company’s Form 10-Q which was filed on November 9, 2006.

10.28	Lease and Lease Agreement by and between 504 Carnegie Associates Limited Partnership and PharmaNet, Inc dated May 1999 filed as an exhibit to the Company’s Form 10-Q which was filed on November 9, 2006.

10.29	Amendment to No. 1 Lease and Lease Agreement by and between 504 Carnegie Associates Limited Partnership and PharmaNet, Inc. dated May 1999 filed as an exhibit to the Company’s Form 10-Q which was filed on November 9, 2006.

10.30	Amendment No. 2 to Lease and Lease Agreement by and between 504 Carnegie Associates Limited Partnership and PharmaNet, Inc. dated March 30, 2001 filed as an exhibit to the Company’s Form 10-Q which was filed on November 9, 2006.

10.31	Amendment No. 3 to Lease and Lease Agreement by and between 504 Carnegie Associated Limited Partnership and PharmaNet, Inc. dated October 1, 2004 filed as an exhibit to the Company’s Form 10-Q which was filed on November 9, 2006.

10.32*	Mark Di Ianni Employment Agreement filed as an exhibit to the Company’s Form 8-K which was filed on December 15, 2006.

10.33	Form of Director Indemnification Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 22, 2007.

10.34	Form of Executive Officer Indemnification Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 22, 2007.

10.35*	Form of Director Restricted Stock Unit Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 22, 2007.

10.36*	Form of Employee Restricted Stock Unit Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 22, 2007.

10.37*	John P. Hamill Employment Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 22, 2007.

10.38	Transaction Release and Discharge by and between Marc LeBel and Anapharm, Inc. filed as an exhibit to the Company’s Form 8-K which was filed on March 30, 2007.

10.39	Fifth Amendment to the Amended and Restated Credit Agreement filed as an exhibit to the Company’s Form 10-Q which was filed on August 9, 2007.

10.40	Severance Agreement and General Release by and between the Company and David Natan (filed herewith).

10.41	Robin Sheldrick Employment Agreement (filed herewith).

10.42*	Amended and Restated 1999 Stock Plan (filed herewith).

10.43	Code of Ethics (filed herewith).

10.44	Form of Equity Agreements — August 2007 (filed herewith).

10.45*	Amended and Restated 2004 Employee Stock Purchase Plan (filed herewith).

10.46	Sixth Amendment to the Amended and Restated Credit Agreement (filed herewith).

21	Subsidiaries of PharmaNet Development Group, Inc. (filed herewith).

23.1	Consent of Grant Thornton LLP dated March 31, 2008 (filed herewith).

31.1	Certification of Chief Executive Officer (Section 302) (filed herewith).

31.2	Certification of Chief Financial Officer (Section 302) (filed herewith).

32.1	Certification of Chief Executive Officer (Section 1350) (furnished herewith).

32.2	Certification of Chief Financial Officer (Section 1350) (furnished herewith).

*	Compensation plan and arrangements for current and former executive officers and directors.

(1)	Portions of the exhibit have been omitted and have been filed separately pursuant to a confidential treatment request that was granted by the SEC.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PharmaNet Development Group, Inc.

By:	/s/ Jeffrey P. McMullen

Jeffrey P. McMullen
President and Chief Executive Officer
Date: March 31, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter G. Tombros	Chairman of the Board of Directors	March 31, 2008
Peter G. Tombros

/s/ Jeffrey P. McMullen	President and Chief Executive Officer	March 31, 2008
Jeffrey P. McMullen	and Director (Principal Executive Officer)

/s/ John P. Hamill	Executive Vice President and Chief	March 31, 2008
John P. Hamill	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Rolf A. Classon	Director	March 31, 2008
Rolf A. Classon

/s/ Lewis R. Elias, MD	Director	March 31, 2008
Lewis R. Elias, MD

/s/ Arnold Golieb	Director	March 31, 2008
Arnold Golieb

/s/ Per Wold-Olsen	Director	March 31, 2008
Per Wold-Olsen

/s/ David M. Olivier	Director	March 31, 2008
David M. Olivier

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Board of Directors
PharmaNet Development Group, Inc.
     We have audited the accompanying consolidated balance sheets of PharmaNet Development Group, Inc. (formerly SFBC International, Inc.) (a Delaware corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing on Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharmaNet Development Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note A to the consolidated financial statements, the Company has adopted Financial Accounting Stands Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 in 2007. Additionally, as discussed in Note A to the consolidated financial statements, the Company has adopted Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and FASB No. 123(R), Share-Based Payment in 2006.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 31, 2008

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(In thousands, except per share data)

	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$77,548	$45,331
Investment in marketable securities	2,650	8,423
Accounts receivable, net	132,550	109,188
Income taxes receivable	1,855	776
Deferred income taxes	267	4,204
Prepaid expenses	6,589	5,228
Other current assets	5,274	3,822
Construction in progress and land in sale-leaseback transaction	—	15,851
Assets from discontinued operations	5,199	7,177

Total current assets	231,932	200,000
Property and equipment, net	67,506	52,235
Goodwill	266,973	266,973
Other intangible assets, net	26,442	29,197
Deferred income taxes	5,593	—
Other assets, net	7,840	8,371

Total assets	$606,286	$556,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,843	$10,313
Accrued liabilities	47,978	26,427
Client advances, current portion	79,312	67,857
Capital lease obligations and notes payable, current portion	3,562	3,036
Other current liabilities	154	—
Liabilities associated with assets held for sale	—	15,851
Liabilities from discontinued operations	1,770	4,195

Total current liabilities	146,619	127,679
Client advances	2,602	2,786
Deferred income taxes	—	2,202
Line of credit	—	9,400
Capital lease obligations and notes payable	5,634	2,816
2.25% Convertible senior notes payable	143,750	143,750
Other non-current liabilities	15,590	8,504
Minority interest in joint venture	2,722	1,560
Commitments and contingencies (Note G)
Temporary equity
Sale of unregistered common stock, subject to rescission	2,058	—
Stockholders’ equity
Preferred stock, $0.10 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 40,000 shares authorized, 19,017 shares and 18,546 shares issued and outstanding in 2007 and 2006, respectively	19	19
Additional paid-in capital	244,017	236,540
Retained earnings	22,616	12,636
Accumulated other comprehensive income	20,659	8,884

Total stockholders’ equity	287,311	258,079

Total liabilities and stockholders’ equity	$606,286	$556,776

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands, except per share data)

	2007	2006	2005
Net revenue:
Direct revenue	$362,471	$302,385	$269,622
Reimbursed out-of-pocket expenses	107,786	104,571	91,884

Total net revenue	470,257	406,956	361,506

Costs and expenses:
Direct costs	216,173	182,679	156,824
Reimbursable out-of-pocket expenses	107,786	104,571	91,884
Selling, general and administrative expenses	114,411	98,827	82,954
Provision for settlement of litigation	10,400	—	—
Impairment of goodwill	—	7,873	—

Total costs and expenses	448,770	393,950	331,662

Earnings from continuing operations	21,487	13,006	29,844

Other income (expense):
Interest income	2,128	1,636	891
Interest expense	(6,332)	(8,115)	(12,017)
Foreign currency exchange transaction loss, net	(2,138)	(3,342)	(849)
Other income	178	—	—

Total other income (expense), net	(6,164)	(9,821)	(11,975)

Earnings from continuing operations before income taxes	15,323	3,185	17,869
Income tax expense (benefit)	2,340	(3,558)	154

Earnings from continuing operations before minority interest in joint venture	12,983	6,743	17,715
Minority interest in joint venture	905	691	552

Net earnings from continuing operations	12,078	6,052	17,163
Earnings (loss) from discontinued operations, net of tax	838	(42,077)	(12,384)

Net earnings (loss)	$12,916	$(36,025)	$4,779

Basic earnings (loss) per share:
Continuing operations	$0.64	$0.33	$0.97
Discontinued operations	$0.05	$(2.31)	$(0.70)

Net earnings (loss)	$0.69	$(1.98)	$0.27

Diluted earnings (loss) per share:
Continuing operations	$0.63	$0.33	$0.94
Discontinued operations	$0.05	$(2.28)	$(0.68)

Net earnings (loss)	$0.68	$(1.95)	$0.26

Weighted average common shares outstanding:
Basic	18,790	18,221	17,702

Diluted	19,048	18,447	18,356

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$12,916	$(36,025)	$4,779
(Earnings) loss from discontinued operations	(838)	42,077	12,384
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	15,477	14,415	14,476
Amortization and write-off of deferred debt issuance costs	1,578	2,827	5,067
Impairment of goodwill	—	7,873	—
Provision for settlement of litigation	10,400	—	—
Loss on disposal of property and equipment	381	160	142
Minority interest	905	691	552
Provision for doubtful accounts	587	2,279	569
Non cash compensation — reduction of note receivable	—	200	200
Share-based compensation expense	5,119	4,275	461
Tax benefit resulting from exercise of stock options	—	—	4,612
Changes in assets and liabilities:
Accounts receivable	(15,927)	(20,020)	(18,581)
Income taxes receivable	(1,141)	6,688	(144)
Prepaid expenses and other current assets	(1,085)	2,777	(5,976)
Other assets	(749)	(734)	(1,105)
Accounts payable	(3,555)	3,240	(4,492)
Accrued liabilities	9,986	8,802	6,072
Other current liabilities	154	—	—
Client advances	9,812	(597)	20,934
Deferred income taxes	(2,453)	(8,717)	(2,095)
Other long-term liabilities	2,963	—	—

Total adjustments	32,452	24,159	20,692

Net cash provided by operating activities — continuing operations	44,530	30,211	37,855
Net cash (used in) provided by operating activities — discontinued operations	(792)	1,737	11,578

Net cash provided by operating activities	43,738	31,948	49,433

Cash flows from investing activities:
Additional purchase price consideration paid relating to acquisitions	—	(2,000)	(5,833)
Purchase of property and equipment	(15,014)	(13,529)	(11,652)
Purchase of property and equipment related to sale-leaseback transaction	—	(7,272)	(2,528)
Proceeds from the disposal of property and equipment	28	13	126
Net change in investment in marketable securities	7,378	(257)	1,569
Change in loans extended to stockholders	—	—	(16)

Net cash used in investing activities — continuing operations	(7,608)	(23,045)	(18,334)
Net cash provided by (used in) investing activities — discontinued operations	1,182	233	(10,307)

Net cash used in investing activities	(6,426)	(22,812)	(28,641)

Cash flows from financing activities:
Borrowings on line of credit	10,000	8,000	66,000
Payments on line of credit	(19,400)	(15,600)	(54,000)
Principal payments on long-term debt	—	—	(120,000)
Payments on capital lease obligations and notes payable	(4,063)	(2,712)	(3,416)
Proceeds from sale-leaseback transaction	—	9,800	—
Debt issuance costs attributable to financing instruments	—	(421)	(1,292)
Dividend payment made to non-controlling interest	—	—	(91)
Purchase of treasury stock	—	—	(12,444)

Net proceeds from stock issued under option plans, ESPP and restricted stock awards	2,358	5,238	2,866
Proceeds from sale of unregistered common stock, subject to rescission	2,058	—	—
Net proceeds from public stock offering	—	—	108,050

Net cash provided by (used in) financing activities	(9,047)	4,305	(14,327)

Net effect of exchange rate changes on cash and cash equivalents	3,952	1,222	(706)

Net increase in cash and cash equivalents	32,217	14,663	5,759
Cash and cash equivalents at beginning of year	45,331	30,668	24,909

Cash and cash equivalents at end of year	$77,548	$45,331	$30,668

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands)

	2007	2006	2005
Supplemental disclosures:
Interest paid	$4,662	$5,300	$10,792
Income taxes paid	$8,842	$4,165	$4,743
Income taxes recovered	$954	$9,478	$4,483
Supplemental disclosures of non-cash investing and finance activities:
Additional purchase consideration related to the acquisition of a business	$—	$—	$2,000
Common stock issued in connection with acquisition of a business or additional consideration	$—	$500	$2,000
Change in the valuation of identifiable intangible assets related to the acquisition of a business	$—	$—	$2,142
Fair market value of restricted stock units granted as long-term incentive compensation	$4,354	$9,326	$1,677
Common stock forfeited in lieu of cash payment related to option exercises	$—	$—	$645
Forfeiture of common stock issued as deferred compensation	$—	$—	$768
Note receivable relieved in lieu of bonus payment	$—	$200	$200
Capital lease obligations incurred	$5,858	$1,467	$2,001
The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands)

						Accumulated	Common
			Additional			Other	Stock
	Common Stock		Paid-In	Retained	Deferred	Comprehensive	Held in
	Shares	Par Value	Capital	Earnings	Compensation	Income (Loss)	Treasury	Total
Balances — December 31, 2004	15,054	$15	$123,005	$43,882	$(83)	$5,596	$—	$172,415
Comprehensive earnings (loss):
Net earnings	—	—	—	4,779	—	—	—	4,779
Foreign currency translation	—	—	—	—	—	(1,372)	—	(1,372)

Total comprehensive earnings (loss)								3,407

Issuance of common stock in connection with exercise of stock options and warrants	232	—	1,213	—	—	—	—	1,213
Issuance of common stock in connection with Employee Stock Purchase Plan (“ESPP”)	55	—	1,653	—	—	—	—	1,653
Proceeds from issuance of common stock in a public offering	3,078	3	110,211	—	—	—	—	110,214
Costs related to public offering	—	—	(2,164)	—	—	—	—	(2,164)
Stock options granted in acquisition	—	—	913	—	—	—	—	913
Issuance of common stock as additional purchase consideration for earnout	54	—	2,000	—	—	—	—	2,000
Issuance of restricted common stock as deferred compensation	52	—	1,677	—	(1,677)	—	—	—
Amortization of restricted common stock issued as deferred compensation	—	—	—	—	461	—	—	461
Forfeiture of restricted common stock issued as deferred compensation	(32)	—	(768)	—	768	—	—	—
Repurchase of common stock	—	—	—	—	—	—	(12,444)	(12,444)
Tax benefit resulting from exercise of stock options	—	—	4,612	—	—	—	—	4,612

Balances — December 31, 2005	18,493	18	242,352	48,661	(531)	4,224	(12,444)	282,280
Cumulative effect adjustments under SAB No. 108	—	—	(2,851)	—	—	2,701	—	(150)

Balances at January 1, 2006, as adjusted	18,493	18	239,501	48,661	(531)	6,925	(12,444)	282,130
Comprehensive earnings (loss):
Net loss	—	—	—	(36,025)	—	—	—	(36,025)
Foreign currency translation	—	—	—	—	—	1,959	—	1,959

Total comprehensive loss								(34,066)

Issuance of common stock with exercise of stock options	322	1	3,663	—	—	—	—	3,664
Issuance of common stock to ESPP	176	—	2,332	—	—	—	—	2,332
Issuance of common stock as additional purchase consideration for earnout	34	—	500	—	—	—	—	500
Issuance of common stock related to vesting of restricted share and unit grants	170	—	—	—	—	—	—	—
Repurchase and retirement of common stock related to vesting of restricted share unit grants	(43)	—	(757)	—	—	—	—	(757)
Share-based compensation expense recognized on restricted share and unit grants	—	—	3,168	—	—	—	—	3,168
Share-based compensation expense recognized with adoption of SFAS 123R	—	—	1,108	—	—	—	—	1,108
Adjustment required with adoption of SFAS 123R	—	—	(531)	—	531	—	—	—
Retirement of common stock held in treasury	(606)	—	(12,444)	—	—	—	12,444	—

Balances — December 31, 2006	18,546	19	236,540	12,636	—	8,884	—	258,079
Cumulative effect adjustments under FIN 48	—	—	—	(2,936)	—	—	—	(2,936)

Balances at January 1, 2007, as adjusted	18,546	19	236,540	9,700	—	8,884	—	255,143
Comprehensive earnings (loss):
Net earnings	—	—	—	12,916	—	—	—	12,916
Foreign currency translation	—	—	—	—	—	11,775	—	11,775

Total comprehensive earnings								24,691

Issuance of common stock with exercise of stock options and vesting of restricted share and unit grants	337	—	2,358	—	—	—	—	2,358
Issuance of common stock to ESPP, subject to rescission	134	—	—	—	—	—	—	—
Share-based compensation expense recognized on restricted share and unit grants	—	—	4,262	—	—	—	—	4,262
Share-based compensation expense recognized on ESPP and stock options	—	—	857	—	—	—	—	857

Balances — December 31, 2007	19,017	$19	$244,017	$22,616	$—	$20,659	$—	$287,311

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Organization
     PharmaNet Development Group, Inc. (the “Company” or “PDGI”), is a leading drug development services company, with clients in the branded pharmaceutical, biotechnology, generic drug and medical device industries. The Company provides a broad range of early and late stage clinical trial and bioanalytical laboratory services, including early clinical pharmacology, data management and biostatistics, medical and scientific affairs, regulatory affairs and clinical information technology and consulting services. The Company has offices and facilities located in North America, Europe, South America, Asia, Africa and Australia.
     Principles of Consolidation
     The consolidated financial statements include the accounts of wholly owned subsidiaries and a 49%-owned joint venture in Spain which the Company controls. All significant intercompany balances and transactions have been eliminated in consolidation. For information on discontinued operations, see Note K to the consolidated financial statements.
     Use of Estimates
     The Company makes estimates and assumptions when preparing the consolidated financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
     Revenue and Cost Recognition
     The Company recognizes revenue from contracts, other than time-and-material contracts, on a proportional performance basis. To measure performance on a given date, the Company compares effort expended through that date to estimated total effort to complete the contract. The Company believes this is the best indicator of the performance of the contractual obligations because the costs relate primarily to the amount of labor incurred to perform the service. Changes to the estimated total contract direct costs result in a change in estimate adjustment to the amount of revenue recognized at the time the change becomes known. These changes in estimate adjustments may be material in future periods. Service contracts generally take the form of fee-for-service or fixed-price arrangements. In the case of fee-for-service contracts, revenue is recognized as services are performed based upon, for example, hours worked or samples tested. For long-term, fixed-price service contracts, revenue is recognized as services are performed, with performance generally assessed using output measures such as units-of-work performed to date compared with total units-of-work contracted.
     In some cases, a portion of the contract fee is paid at the time the contract is initiated or prior to the service being performed. These client advances are deferred as a liability in the accompanying consolidated balance sheets and recognized as revenue as services are performed or products are delivered. Additional payments may be made based upon the achievement of performance-based milestones over the contract duration.
     Contracts may contain provisions for renegotiation in the event of cost overruns due to changes in the level of work or scope. Renegotiated amounts are included in revenue when the work is performed and realization is assured. Provisions for losses to be incurred on contracts are recognized in full in the period in which it is determined that a loss will result from performance of the contractual arrangement.
     The Company includes reimbursed out-of-pocket expenses as a separate revenue line item in the accompanying consolidated statements of operations. These expenses consist of travel expenses and other costs that are reimbursed by clients. The Company includes reimbursable out-of-pocket expenses as a separate line item in costs and expenses in the accompanying consolidated statements of operations.
     Direct costs include all direct costs related to contract performance, which may include payroll-related costs. Selling, general and administrative costs are expensed as incurred and are not deferred in anticipation of contracts being awarded. Changes in contract performance requirements and estimated profitability may result in revisions to revenues and costs and are recognized in the period in which the revisions are determined.
     Cash and Cash Equivalents
     The Company considers instruments purchased with an original maturity at the date of purchase of three months or less to be cash and cash equivalents. The carrying values of these assets approximate their fair market values. The Company is potentially subject to financial instrument concentration of credit risk through its cash investments. From time to time, the Company maintains cash balances with financial institutions in amounts that exceed federally insured limits. To mitigate these risks, the Company maintains cash and cash equivalents with various financial institutions. As of December 31, 2007 and 2006, cash and cash equivalents held outside the U.S. totaled $43.1 million and $39.0 million, respectively.
     Investment in Marketable Securities
     The Company has invested in marketable securities which are classified as available-for-sale and carried at fair value based on quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. Any unrealized holding gain or loss on investment in marketable securities is reported as a component of accumulated other comprehensive income in stockholders’ equity in the accompanying consolidated balance sheets.
     The Company periodically reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If so, the investment is written down to fair value and the amount of the write-down is charged to expense in the accompanying consolidated statements of operations.
     The Company maintains an annuity-backed note with a face value of 2.5 million Canadian dollars and 4.26% yield, including accrued interest and foreign currency contracts. As of December 31, 2007 and 2006, the unrealized gain or loss on investments in marketable securities was not material. As of December 31, 2007 and 2006, the fair value of the Company’s investment in marketable securities was $2.7 million and $8.4 million, respectively.
     Accounts Receivable and Allowance for Doubtful Accounts
     The Company bills accounts receivable when certain milestones defined in client contracts are achieved. Unbilled accounts receivable reflect the recognition of revenue as services are performed. All unbilled accounts receivable are expected to be billed and collected within one year. The following table sets forth accounts receivable, net of the allowance for doubtful accounts, as of December 31, 2007 and 2006.

	2007	2006
	(in thousands)
Accounts receivable — billed	$63,829	$54,595
Accounts receivable — unbilled	69,594	55,515
Less: allowance for doubtful accounts	(873)	(922)

Accounts receivable, net	$132,550	$109,188

     The Company bases its allowance for doubtful accounts on estimates of the creditworthiness of clients, analysis of delinquent accounts, payment histories of its customers and judgment with respect to the current economic conditions. The Company generally does not require collateral. The Company believes the allowances are sufficient to respond to normal business conditions. The Company reviews its accounts receivable aging on a regular basis for past due accounts, and writes off any uncollectible amounts against the allowance. The following table sets forth the changes in the allowance for doubtful accounts during the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
	(in thousands)
Balance at beginning of year	$922	$202	$392
Provisions	587	2,279	569
Write-offs, net of recoveries	(636)	(1,559)	(759)

Balance at end of year	$873	$922	$202

     Property and Equipment and Depreciation
     Property and equipment is recorded at cost. Expenditures for major improvements and additions are charged to asset accounts. Replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. The following table sets forth the range of useful lives of property and equipment.

Automobiles	3 — 5 years
Buildings	40 years
Furniture and fixtures	7 — 20 years
Machinery, equipment and software	3 —10 years
Leasehold improvements	Shorter of remaining life of asset or remaining term of the lease (average 3.25 years)
     Goodwill and Intangible Assets
     Goodwill represents cost in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company performs an annual test for impairment of goodwill and other indefinite-lived intangible assets during the fourth quarter, or more frequently if impairment indicators arise during the year. The Company performs this test by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. The Company assesses fair value based upon the estimated present value of future cash flows expected to be generated by the reporting unit.
     The impairment test for goodwill involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned and then compares the fair value to the unit’s carrying value, including goodwill. The Company determines the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is performed to measure the impairment loss.
     Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the unit as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.
     In 2006, the Company recorded an impairment charge in continuing operations of $7.9 million related to Clinical Pharmacology Services (“CPS”), a subsidiary that provides data management and biostatistical services. While CPS contributed to earnings from continuing operations during the first half of 2006, the outlook for the remainder of the year and future periods was significantly reduced because a large portion of its revenues related to projects being conducted at the Company’s Florida operations which had been discontinued.
     The following table sets forth the changes in the carrying amount of goodwill during the years ended December 31, 2007 and 2006.

(in thousands)
Balance as of December 31, 2005	$274,849
Goodwill impairment*	(7,873)
Foreign exchange translation adjustment*	(3)

Balance as of December 31, 2006 and 2007	$266,973

Goodwill by segment:
Early stage	$34,372
Late stage	232,601

Total	$266,973

* represents fiscal year 2006 adjustments.

     The following table sets forth the components of intangible assets as of December 31, 2007 and 2006.

		2007			2006
	Weighted
	Average
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
	(in thousands)
Intangible assets subject to amortization:
Internally developed software	5.0	$454	$(312)	$142	$454	$(221)	$233
Methodologies	4.1	2,568	(2,303)	265	2,568	(2,134)	434
Technology	5.0	3,859	(2,335)	1,524	3,859	(1,563)	2,296
Contracts and customer relationships	6.5	12,077	(5,616)	6,461	12,077	(3,893)	8,184

Total		18,958	(10,566)	8,392	18,958	(7,811)	11,147
Intangible assets not subject to amortization:
Trade names	—	18,050	—	18,050	18,050	—	18,050

Total		$37,008	$(10,566)	$26,442	$37,008	$(7,811)	$29,197

     Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range in term from 5 to 7 years. For the years ended December 31, 2007, 2006 and 2005, amortization expense related to intangible assets was $2.8 million, $3.0 million and $3.9 million, respectively. The Company periodically evaluates the reasonableness of the estimated useful lives of these intangible assets. The following table sets forth estimated amortization expense for intangible assets subject to amortization for each of the next four years ending December 31.

(in thousands)
2008	$2,755
2009	2,622
2010	1,603
2011	1,412

Total	$8,392

     Impairment of Long-Lived Assets
     The Company assesses impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company conducts assessments of the recoverability of long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the cost of the asset from the expected future undiscounted cash flows of related operations.
     Financial Instruments
     Financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and notes payable. As of December 31, 2007 and 2006, the fair value of these instruments approximated the carrying amount due to the short-term maturities of these instruments. As of December 31, 2007 and 2006, the fair value of the line of credit and notes payable approximated their carrying value as the interest rates approximated market rates. As of December 31, 2007 and 2006, the fair value of the convertible senior notes payable was 114% and 92%, respectively, of par value based on the current market trading price.
     Derivative Financial Instruments
     The Company utilizes derivative financial instruments to reduce currency exposures related to certain foreign currency denominated accounts receivable and intercompany payables. Derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Company recognizes derivative instruments as either assets or liabilities in the accompanying consolidated balance sheets and measures them at fair value.
     From time to time, the Company enters into foreign currency exchange contracts to hedge foreign currency exposures. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133.

Income Taxes
     The Company accounts for income taxes under the liability method. Deferred income taxes are determined based on the estimated future tax effects of differences between the book and tax basis of assets and liabilities, using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The Company provides a valuation allowance to reduce the carrying amount of deferred tax assets to amounts that are more likely than not expected to be realized. The Company evaluates the valuation allowance quarterly and adjusts the amount if necessary.
     The Company generally retains earnings from foreign operations in the country in which they were generated. This permits the Company to defer the material U.S. income tax liabilities which would arise upon repatriation of these earnings. The Company has made no provision for U.S. income taxes on the undistributed earnings of foreign subsidiaries as it is anticipated that such earnings will be permanently reinvested in their respective operations or in the Company’s foreign operations.
     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Under FIN 48, in order to recognize an uncertain tax benefit, the taxpayer must conclude that it can more likely than not sustain the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon resolution of the benefit. For the effects of the adoption of FIN 48, see Note J to the consolidated financial statements.
     Earnings Per Share
     The Company computes basic earnings per share using the weighted average number of shares of common stock outstanding during the period. The following table sets forth a reconciliation of basic and diluted earnings per share from continuing operations for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
	(in thousands, except per share data)
Net earnings from continuing operations	$12,078	$6,052	$17,163

Average shares of common stock outstanding for basic earnings per share	18,790	18,221	17,702

Contingently issuable shares related to:
Stock options	193	212	654
Restricted stock units	65	14	—

Total	258	226	654

Average shares of common stock for dilutive earnings per share	19,048	18,447	18,356

Earnings per share from continuing operations:
Basic	$0.64	$0.33	$0.97

Dilutive	$0.63	$0.33	$0.94

     Contingently issuable shares of common stock related to stock options are not included in the computation of diluted earnings per share when the options’ exercise prices are greater than the annual average market price of the common stock during the period as their inclusion would be anti-dilutive. Contingently issuable shares related to the convertible senior notes are not included when the average stock price during the period is less than the stated conversion price.

     Share-Based Compensation
     Through the year ended December 31, 2005, the Company followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation"(“SFAS 123”), and, accordingly, accounted for awards under these plans pursuant to the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by SFAS 123. Under APB 25, compensation expense was recognized for awards of stock. However, no compensation expense was recognized for employee stock option grants as all options were granted with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Additionally, no compensation expense was recognized for shares purchased by participants in the Employee Stock Purchase Plan as that plan was considered to be non-compensatory under APB 25.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. SFAS 123R, among other things, revised SFAS 123 and superseded APB 25. Under the modified prospective transition method, compensation expense is recognized in the financial statements on a go-forward basis for (a) all share-based payments granted prior to but not vested as of January 1, 2006, based upon the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards. Under the modified prospective transition method, results for prior periods were not restated.
     Advertising Expenses
     The Company records advertising expenses as incurred. Advertising expenses for the years ended December 31, 2007, 2006 and 2005, totaled $3.0 million, $3.7 million and $3.8 million, respectively.
     Foreign Currency Translation
     For subsidiaries outside the U.S. that operate with functional currencies other than the U.S. dollar, income and expense items are translated to U.S. dollars at the monthly average rates of exchange prevailing during the period, assets and liabilities are translated at period-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity in the accompanying consolidated balance sheets entitled “Accumulated other comprehensive income” and are included in the determination of comprehensive income in the accompanying consolidated statements of stockholders’ equity. For the year ended December 31, 2007, foreign currency translation for the accompanying consolidated balance sheet totaled $11.8 million. This amount was due to the U.S. dollar weakening approximately 20% against the Canadian dollar, 11% against the Euro and 8% against the Swiss Franc. The majority of the Company’s foreign subsidiaries’ activity occurs in the functional currencies of the Canadian dollar, Euro and Swiss Franc. As translation is an event that occurs only to support the consolidation of financial statements and does not impact the financial statements of the foreign subsidiaries, we do not hedge against translation.
     Foreign currency exchange transaction gains and losses are included in the determination of net earnings (loss) in the accompanying consolidated statements of operations.
     Reclassifications
     As a result of discontinued operations, certain prior year balances have been reclassified to conform to the current year presentation. In addition, the Company has made certain reclassifications, primarily related to rent escalation clauses, lessor incentives and payroll-related costs, in connection with moving certain operations from the early stage segment to the late stage segment in 2007.
     Staff Accounting Bulletin No. 108
     In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The transition provisions of SAB 108 permitted companies to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB 108 required the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information was next presented. Such adjustments did not require previously filed reports with the SEC to be amended. In accordance with SAB 108, we adjusted beginning balances for 2006 in the consolidated financial statements for the items described below. We considered these adjustments to be immaterial to prior periods.

     We decreased stockholders’ equity by $150,000 on January 1, 2006, as a result of adopting SAB 108. The transition provisions of SAB 108 permitted us to adjust for the cumulative effect on stockholders’ equity of adjustments relating to prior years that, under our previous approach of evaluating financial statement misstatements, were immaterial. This decrease in stockholders’ equity consisted of a decrease in additional paid-in capital of $2.85 million due to an overstatement of deferred tax assets related to stock options exercises and an increase in accumulated other comprehensive income (“AOCI”) of $2.7 million due to an overstatement of deferred tax expense on AOCI and related deferred tax liabilities that commenced in 2002 with the acquisition of Anapharm, Inc., a wholly owned subsidiary. The net effect of these adjustments was a decrease in net deferred tax assets (liabilities) of $150,000.
     For errors that occurred in a year that preceded the initial application of SAB 108 in 2006, the Company quantified the effects of the adjustment using the “rollover” method that was used prior to the initial application of SAB 108. The Company evaluated the errors for materiality individually and together with other previously identified misstatements. For errors that occurred in a year subsequent to the initial application of SAB 108, the Company quantified the effects of the adjustment using the dual approach, both the “rollover” and the “iron curtain” approaches, required under SAB 108. Based on these evaluations, the Company believes that the net effects of these adjustments are not material, either quantitatively or qualitatively, in any of the years covered by these adjustments.
     New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the impact of SFAS 157.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of SFAS 159 and does not expect that it will have a material impact on its financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, of SFAS 160 on its consolidated financial statements.
NOTE B — MAJOR CUSTOMERS
     As of December 31, 2006, the Company had one customer that represented 14.0% (or 9.0% net of advances) of the Company’s consolidated accounts receivable balance; however, no customer accounted for more than 10% of the Company’s consolidated accounts receivable or client advances as of December 31, 2007.
     No customer accounted for more than 10% of consolidated net revenue during the years ended December 31, 2007, 2006 and 2005.

NOTE C — RELATED PARTY TRANSACTIONS
     During the year ended December 31, 2007, there were no related party transactions.
     Through June 2006, the Company employed four individuals who were related to individuals who were officers at the time but who are no longer employed by the Company. Additionally, through December 2005, a then officer of the Company controlled companies and an individual that provided services to or received personal benefits from the Company.
     The following table sets forth amounts paid to these related parties during the years ended December 31, 2006 and 2005.

	2006	2005
	(in thousands)
Salaries and benefits	$58	$326
Contract labor	—	115

Total	$58	$441

     In connection with the acquisition of a wholly owned subsidiary, Keystone Analytical Laboratories, Inc. (“Keystone”), now known as Keystone Analytical, Inc., the Company entered into a five-year employment agreement with the former president of Keystone. The agreement provided for, among other things, a loan of $1.0 million repayable in equal annual installments plus interest at 4.45% per annum on each August 20 commencing in 2002. The note was secured by a portion of the common stock issued to the employee. Provided that the employee served on a full-time basis, as defined, the Company would annually forgive the principal and interest payment due until the note was fully satisfied. Accordingly, the Company amortized the note and accrued interest receivable to payroll expense on a straight-line basis over the five-year period. On August 20, 2006, the note along with the accrued interest was completely forgiven.
     In December 2005, the Company entered into a five-year promissory note with an entity which was 25% owned by one of the Company’s wholly owned subsidiaries. The agreement provides for a note of $0.2 million with interest at 6% per annum payable in equal monthly installments over 59 months.
NOTE D — PROPERTY AND EQUIPMENT
     The following table sets forth the composition of the Company’s property and equipment as of December 31, 2007 and 2006.

	2007	2006
	(in thousands)
Automobiles	$770	$—
Land and buildings	2,247	2,074
Furniture and fixtures	13,865	12,358
Leasehold improvements	28,074	23,838
Machinery and equipment	51,654	37,312
Computer hardware and software	23,222	19,122

Total	119,832	94,704
Less: accumulated depreciation	(52,326)	(42,469)

Total	$67,506	$52,235

     The following table sets forth the Company’s depreciation expense for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
	(in thousands)
Charged to direct costs	$4,053	$3,511	$3,000
Charged to selling, general and administrative expenses	8,669	7,913	7,544

Total	$12,722	$11,424	$10,544

NOTE E — ACCRUED LIABILITIES
     The following table sets forth the components of accrued liabilities as of December 31, 2007 and 2006.

	2007	2006
	(in thousands)
Salaries, bonuses and benefits	$22,841	$12,514
Provision for settlement of litigation	9,785	—
Out-of-pocket expenses and grants	3,894	3,748
Professional fees	1,994	2,632
Interest	1,783	1,229
Deferred rent, current portion	747	211
Severance	1,529	—
Rebates	2,146	1,017
Payable to 401(k) plan	213	537
Value added tax	131	1,234
Other	2,915	3,305

Total	$47,978	$26,427

     The payable to 401(k) plan represents employee withholding as of the final pay date of the years ended December 31, 2007 and 2006, which was remitted to the plan administrator within 15 business days.
NOTE F — DEBT
     Credit Facility
     The Company has a Credit Facility, currently in the amount of $45.0 million, with a syndicate of banks that originated in December 2004. The Credit Facility has a maturity date of December 22, 2009. The Credit Facility was amended and restated in its entirety on June 13, 2005, and was subsequently amended five times. On October 14, 2006, the Company entered into a Fourth Amendment that substantially modified certain financial covenants and conditions to reflect then current operations and business needs. The material terms of the amendment (i) required the Company to provide the Bank, as defined, with additional financial reporting, (ii) permitted the Company to enter into a sale-leaseback transaction for the Quebec City facility and (iii) would require a temporary reduction in the amount of borrowing capacity under the Credit Facility to $22.5 million in the event trailing twelve-month EBITDA (as defined) is materially below, by a certain percentage, the forecasts the Company provides the Bank. If the total amount of outstanding loans exceeds $22.5 million at the time of the occurrence of such an event, the Company has no immediate obligation to repay these loans. If the trailing twelve-month EBITDA exceeds this threshold in future periods, the full borrowing capacity of the Credit Facility would be restored to $45.0 million. In conjunction with this amendment, the Applicable Margin, as defined, with respect to LIBOR loans was increased by 25 basis points to 3.25% and the Applicable Margin with respect to revolving loans that are prime rate loans was increased by 25 basis points to 2.25%, subject to change based upon certain leverage ratios.
     On June 14, 2007, the Company entered into a Fifth Amendment of the Credit Facility. This amendment modified the financial reporting requirements to the Bank but had no impact on the covenants or borrowing capacity available.
     On March 11, 2008, the Company entered into a Sixth Amendment of the Credit Facility. This amendment modified certain provisions to enable the Company to make certain investments and acquisitions.
     As of December 31, 2007 and 2006, the principal balance outstanding under the Credit Facility and was zero and $9.4 million, respectively. As of December 31, 2007 and 2006, the weighted average interest rate on such borrowings was 9.3% and 8.3%, respectively. The Company was in compliance with the covenants and conditions of the Credit Facility as of December 31, 2007. The obligations under the Credit Facility are guaranteed by each of the U.S. subsidiaries and are secured by a lien on the vacant land in Miami, Florida, a pledge of all of the assets of U.S. operations and U.S. subsidiaries and a pledge of 65% of the stock of certain foreign subsidiaries. As of December 31, 2007, the U.S. assets collateralizing the Credit Facility were valued at $418.1 million, including goodwill and intangible assets.
     Convertible Senior Notes Payable
     The Company has issued and outstanding $143.8 million principal amount of 2.25% Convertible Senior Notes due 2024 (the “Notes”). The Notes are unsecured senior obligations and are effectively subordinated to all existing and future secured indebtedness, and to all existing and future liabilities of subsidiaries, including trade payables. The Company capitalized all costs related to the issuance of the Notes in 2004, and is amortizing these costs on a straight-line basis over the expected term, which approximates the effective interest method. Interest is payable in arrears semi-annually on February 15 and August 15 of each year.
     The Notes are convertible at any time prior to maturity into cash and, if applicable, shares of common stock based upon an initial conversion rate of 24.3424 shares per $1,000 in principal amount, or an initial conversion price of $41.08 per share. Subject to adjustment in certain circumstances, the maximum number of shares that can be issued upon conversion is 3.1 million. Upon conversion, holders of the Notes will be entitled to receive cash up to the principal amount and, if applicable, shares of common stock pursuant to a formula contained in the indenture.
     On each of August 15, 2009, 2014 and 2019, holders may require the Company to repurchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount, plus accrued and unpaid interest. On or after August 15, 2009, the Company may, at its option, redeem the Notes in whole or in part for cash at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest.
     If a “fundamental change,” as defined, occurs, holders may require the Company to repurchase all or a portion of their Notes for cash at 100% of the principal amount, plus accrued and unpaid interest A fundamental change is deemed to have occurred upon a “change of control,” which the indenture generally defines as when:
•	a person or entity becomes, indirectly or directly, the “beneficial owner” of 50% or more of the Company’s common stock,

•	certain persons on the Board of Directors cease to constitute a majority of the directors,

•	the Company merges with another entity,

•	the Company sells substantially all of its assets, or

•	the Company is forced to liquidate its assets.
     A fundamental change is also deemed to have occurred upon a termination of trading in the Company’s common stock, which is when the common stock (or other common stock into which the notes are then convertible) is neither listed for trading on a U.S. national securities exchange nor approved for trading on an established automated over-the-counter trading market in the U.S.
     If a fundamental change occurs prior to August 15, 2009, the Company will pay, in addition to principal and interest, a make-whole premium which is an additional amount equal to, as of August 15, 2007, between 0% and 15.1% of the principal amount of the note. Such payment shall be made on a date the Company selects but which cannot be later than 30 trading days nor earlier than 20 trading days after the date on which the Company mails a notice of the fundamental change to a holder. Such notice must be mailed within 30 days of the occurrence of the fundamental change.
     The make-whole premium is based on the date on which the fundamental change becomes effective and the price paid per share of common stock in the transaction constituting the fundamental change. If holders of common stock receive only cash, the stock price for purposes of the calculation is the cash amount paid per share. Otherwise, the stock price is the average of the closing sale prices of common stock on the five trading days up to, but not including, the date of the fundamental change. If the Company elects to pay the make-whole premium, in whole or in part, in shares of common stock, the number of shares will be equal to the portion of the make-whole premium to be paid in shares divided by 97% of the current market price of the common stock. The current market price for this purpose will be determined prior to the fundamental change repurchase date. The Company will pay cash in lieu of fractional shares.
     For illustration purposes, the following table sets forth the total amount due in the event of a fundamental change on August 15, 2008. If the Stock Price is between two stock price amounts in the table, or if the fundamental change date is between August 15, 2007 (percentages noted above) and 2009 (when all percentages are zero), the make-whole premium is determined by straight-line interpolation between the amounts set forth for the higher and lower stock price amounts and the two dates, as applicable, based on a 365-day year. If the stock price per share is greater than $120.00 or equal to or less than $30.43, no make-whole premium will be paid.

	% of Make-
	Whole	$ Amount of Make-
Stock Price	Premium	Whole Premium	Accrued Interest*	Principal Amount	Total
(in thousands)
$ 30.43	0.0%	$ —	$3,234	$143,750	$146,984
$ 35.00	4.4%	$ 6,325	$3,234	$143,750	$153,309
$ 40.00	11.5%	$16,531	$3,234	$143,750	$163,515
$ 45.00	10.3%	$14,806	$3,234	$143,750	$161,790
$ 50.00	7.6%	$10,925	$3,234	$143,750	$157,909
$ 55.00	5.6%	$ 8,050	$3,234	$143,750	$155,034
$ 60.00	4.2%	$ 6,038	$3,234	$143,750	$153,022
$ 65.00	3.2%	$ 4,600	$3,234	$143,750	$151,584
$ 70.00	2.5%	$ 3,594	$3,234	$143,750	$150,578
$ 75.00	2.0%	$ 2,875	$3,234	$143,750	$149,859
$ 80.00	1.7%	$ 2,444	$3,234	$143,750	$149,428
$ 85.00	1.4%	$ 2,013	$3,234	$143,750	$148,997
$ 90.00	1.3%	$ 1,869	$3,234	$143,750	$148,853
$ 95.00	1.1%	$ 1,581	$3,234	$143,750	$148,565
$100.00	1.0%	$ 1,438	$3,234	$143,750	$148,422
$105.00	0.9%	$ 1,294	$3,234	$143,750	$148,278
$110.00	0.9%	$ 1,294	$3,234	$143,750	$148,278
$115.00	0.8%	$ 1,150	$3,234	$143,750	$148,134
$120.00	0.8%	$ 1,150	$3,234	$143,750	$148,134

*	Annual interest amount, one half of which would have been paid on February 15, 2008.
     Notes Payable
     As of December 31, 2006, the Company had a promissory note in the amount of $0.2 million, including accrued interest, payable to former shareholders of a Canadian subsidiary with interest at the Bank of Montreal’s prime rate plus 2%. The Company made the final payment on this note on July 7, 2007.
     On August 30, 2007, Anapharm entered into a promissory note with a third-party vendor for the purchase of certain operating software. The note is payable in 24 equal installments with interest calculated at an imputed rate of 7.5%. As of December 31, 2007, the outstanding balance of the note was $0.5 million and is included in capital lease obligations and notes payable in the accompanying consolidated balance sheets. The current portion of the note is $0.3 million.
     Shelf Registration Statement
     On August 10, 2007, the Company filed a registration statement with the SEC to sell debt securities, warrants, preferred stock, common stock, depositary shares, purchase contracts or units with an initial aggregate offering price of up to $300 million, which has not yet been declared effective. Upon effectiveness, the securities covered by this registration statement may be offered and sold to or through one or more underwriters, dealers and agents, or directly to purchasers, on a continuous or delayed basis. The specific terms of any securities to be offered, and the specific manner in which they may be offered, will be described in one or more supplemental prospectuses. As of December 31, 2007 and March 31, 2008, no securities have been offered.
NOTE G — COMMITMENTS AND CONTINGENCIES
     Leases
     The Company leases scientific equipment and automobiles under capital lease arrangements from various lessors. As of December 31, 2007, the Company had capital leases varying in length from 36 to 60 months at annual interest rates ranging up to 8%, and requiring monthly payments ranging from $599 to $46,673. The latest maturity date on these leases is December 2012. The following table sets forth the amounts related to capital leases included in “Property and equipment, net” in the accompanying consolidated balance sheets as of December 31, 2007 and 2006.

	2007	2006
	(in thousands)
Automobiles	$770	$—
Equipment	28,191	19,725
Less: accumulated depreciation	(11,778)	(8,400)

Total	$17,183	$11,325

     The following table sets forth the future minimum lease payments under capital lease obligations for each of the next five years ending December 31 and thereafter.

(in thousands)
2008	$3,444
2009	2,830
2010	2,042
2011	1,386
2012	105
Thereafter	—

Total	9,807
Less: amount representing interest	(1,102)

Present value of minimum lease payments	8,705
Less: current portion	(3,250)

Total	$5,455

     The Company also leases facilities and certain equipment under non-cancelable operating leases. The leases expire over the next 20 years and generally contain provisions for annual rent escalations based on fixed amounts or cost of living increases. The difference between the rent due under the stated periods of the leases compared to rent expense on a straight-line basis is recorded as deferred rent. As of December 31, 2007, the current portion of deferred rent of $0.7 million is included in accrued expenses and the long-term portion of $8.4 million is included in other long-term liabilities in the accompanying consolidated balances sheets. For the years ended December 31, 2007, 2006 and 2005, operating lease expense was $21.9 million, $17.3 million and $13.8 million, respectively.
     The following table sets forth the future minimum lease payments under operating lease obligations for each of the next five years ending December 31 and thereafter.

(in thousands)
2008	$22,062
2009	19,698
2010	18,462
2011	15,266
2012	13,856
Thereafter	68,105

Total	$157,449

     Sale-Leaseback Transaction
     In 2005, Anapharm purchased land for $2.5 million and in 2006 commenced building a new facility in Quebec City, Canada, to house all of its clinical, bioanalytical operations and administrative functions. In early 2006, Anapharm negotiated a build-to-suit arrangement with a building contractor and paid approximately $7.3 million for construction costs during the year. Shortly thereafter, the Company determined that it was advantageous to enter into a lease arrangement rather than own the land and building. In October 2006, Anapharm signed an agreement with a third-party investor. Under the terms of the agreement, the investor advanced Anapharm $9.8 million which represented substantially all of the funds that Anapharm had spent for the land purchase and construction as of that date. Additionally, the investor agreed to pay the contractor for the remaining building costs not to exceed $18.0 million.
     Under sale-leaseback accounting rules, our contingent liability to the builder and our involvement in ensuring the building was designed and built to properly meet operational needs constituted “continuing involvement.” Since the sale-leaseback transaction could not be completed until all required building documentation was completed and Anapharm no longer had legal liability for construction costs, the Company classified the land and building in the accompanying consolidated balance sheets as “Construction in progress and land expected to be sold in sale-leaseback transaction” with a corresponding liability.
     On September 24, 2007, Anapharm received a letter from the architect certifying that the building was complete and operational. Accordingly, Anapharm was relieved of future obligations, contingencies and liability related to the construction of the building. As of September 30, 2007, the Company removed the asset and liability noted above in the amount of $23.7 million from the accompanying consolidated balance sheets. For purposes of consistency and per SFAS No. 95, Statement of Cash Flows (“SFAS 95”), $6.1 million of construction costs paid directly by the third-party investor to the building contractor have been removed from both investing and financing activities in the accompanying consolidated statement of cash flows for the year ended December 31, 2006. The gain of $0.9 million on the transaction was deferred and is being amortized as a rent subsidy offset against rent expense over the initial 20-year term of the lease. The rental payments, exclusive of the rent subsidy, for the first five years of the lease term are $2.4 million per year and increase by 10.0% for each of the next three five-year increments. The lease is being accounted for as an operating lease.
     The following table sets forth the changes made to the accompanying consolidated statement of cash flows for the year ended December 31, 2006, based on the guidance of SFAS 95.

	Investing Activities	Financing Activities
	(in thousands)
As previously reported	$(13,323)	$15,851
Non-cash adjustment	6,051	(6,051)

As adjusted	$(7,272)	$9,800

     Litigation and Inquiries
     In late December 2005, the Company received an informal request from the SEC for documents relating to the duties, qualifications, compensation and reimbursement of former officers and employees. This request also asked for a copy of the report to Senator Grassley by the Company’s independent counsel. In a second request, sent March 28, 2006, the SEC asked for information regarding related parties and transactions, duties and compensation of various employees, internal controls, revenue recognition and other accounting policies and procedures, and selected regulatory filings. As part of its investigation, the SEC staff interviewed several former and current employees on the topics identified in the formal order. On March 12, 2007, the Company received notice that the SEC staff has secured a formal order of private investigation. The formal order related to revenue recognition, earnings, company operations and related party transactions. The Company has been cooperating fully with the SEC. On June 11, 2007, the Company received a subpoena from the SEC for additional accounting documents. The Company has voluntarily complied with these requests and has produced and expects to continue to produce documents to the SEC as requested.
     Beginning in late December 2005, a number of class action lawsuits were filed in the United States District Court for the Southern District of Florida and the United States District Court for the District of New Jersey alleging that PDGI and certain of its current and former officers and directors violated federal securities laws (the “Federal Securities Actions”). The Company was served notice of these lawsuits in early January 2006. On June 21, 2006, the Judicial Panel for Multidistrict Litigation transferred all of the Federal Securities Actions for pre-trial proceedings to the District of New Jersey, where they were later consolidated.
     On November 1, 2006, the Arkansas Teachers’ Retirement System, the lead plaintiff in the Federal Securities Actions, filed a consolidated amended class action complaint (the “Amended Complaint”). The Amended Complaint alleges that the Company and several of its current and former officers and directors violated Sections 11, 12 (a)(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Amended Complaint claims violations of these federal securities laws through misstatements or omissions regarding: the maximum occupancy at the Company’s Miami facility; the Miami facility’s purportedly dangerous and unsafe structure; the Company’s clinical practices; purported conflicts of interests involving Independent Review Boards used by the Company; related-party transactions and some former executives’ qualifications.
     On August 1, 2007, the Company issued a press release announcing that it entered into an agreement to settle the Federal Securities Actions on the principal terms set forth in an Agreement to Settle Class Action, referred to herein as the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, the class will receive approximately $28.5 million (less legal fees, administration and other costs). The Company accrued an estimated liability of $10.4 million during the year ended December 31, 2007, which was not covered by its insurance, associated with the Settlement Agreement and other related litigation. The Company had the option to elect to pay up to $4.0 million of this amount in common stock, or all in cash. The common stock was to be valued according to the volume weighted average closing price for the 10 trading days leading up to the date the district court enters an order formally approving the Settlement Agreement. On December 3, 2007, the Court preliminarily approved the Settlement Agreement. On December 11, 2007 and January 11, 2008, the Company made cash payments to the plaintiffs in the amounts of $0.3 million and $3.7 million, respectively. On March 10, 2008, the Court formally approved the Settlement Agreement. On March 24, 2008, the Company issued 135,870 shares of common stock to the plaintiffs to settle the action, or $4.0 million in stock, the value of such stock equal to $29.44 per share which was calculated as set forth above.
     Beginning in late December 2005, five stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida and the United States Court for the District of New Jersey against certain of the Company’s current and former officers and directors, as well as PDGI (as a nominal defendant), for alleged violations of state and federal law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, disgorgement under the Sarbanes-Oxley Act of 2002 and violation of Section 14(a) of the Securities Exchange Act of 1934 (the “Federal Derivative Actions”). The Company was served notice of these lawsuits in early January 2006. The Federal Derivative Actions allege that the individual defendants misrepresented and engaged in a conspiracy to misrepresent the Company’s business condition, prospects and financial results, failed to disclose the Company’s allegedly improper and reckless business practices, such as mismanagement of clinical trials and mistreatment of research participants, used the Company’s artificially inflated stock to acquire other companies and complete public offerings and engaged in illegal insider trading.
     Beginning in late January 2006, two substantially similar derivative actions were filed in the Florida Circuit Court (the “Florida Circuit Court Derivative Actions”). On June 21, 2006, the Judicial Panel for Multidistrict Litigation transferred the Federal Derivative Actions pursuant to 28 U.S.C. § 1407 for pre-trial proceedings in the District of New Jersey, where they were later consolidated into the Federal Derivative Actions.
     Following the decision of the Judicial Panel for Multidistrict Litigation and the decision to consolidate all of the Federal Derivative Actions in the District of New Jersey, the Florida Circuit Court entered an order staying the cases pending final resolution of the Federal Derivative Actions.
     A consolidated amended complaint was filed in the Federal Derivative Action on November 13, 2006. On January 11, 2007, the Company and other defendants filed a motion to dismiss that amended complaint. On July 24, 2007, the district court denied the defendants’ motion to dismiss the Federal Derivative Action. On September 17, 2007, the parties sent the Court a letter informing the Court that the parties have engaged in settlement discussions. The parties have agreed to extend the deadline for all defendants to respond to the operative complaint pending settlement negotiations.
     The individuals named as defendants in the Federal Derivative Actions and the Florida Circuit Court Derivative Actions intend to vigorously defend against the lawsuits. As the outcome of these matters is difficult to predict, significant changes in the Company’s estimated exposures could occur.
     Indemnification
     The Company’s clients are primarily large or medium size pharmaceutical and biotechnology companies. However, in some circumstances, the Company conducts product development services for companies that are in the formative stage in which the sustainability of their project being conducted by the Company may be contingent on their continued ability to raise capital. It is possible that a client project may be terminated or suspended due to financial matters relating to the Company’s clients. If this occurs, there may be subjects who are participating in client trials that are dependent on receiving the tested drug and will need to transition to other medicines. For ethical reasons, the Company may choose to continue to temporarily provide the tested drug in accordance with the approved protocol during this transition. The costs incurred to continue to administer the drug, however, may or may not result in cost to the Company. The Company has indemnification clauses that it believes mitigates this risk and, historically, the Company has not had to seek any reimbursement.
NOTE H — EQUITY
     Secondary Public Offering
     On March 15, 2005, the Company sold 3.1 million shares and certain executive officers sold 0.4 million shares of common stock in a secondary public offering at $38.00 per share. The net proceeds after expenses were $108.2 million, of which the Company used $70.0 million in March and $38.0 million in June to repay portions of the outstanding balance under the Credit Facility discussed in Note F to the consolidated financial statements.
     Preferred Stock
     The Company’s Certificate of Incorporation authorizes the issuance of 5.0 million shares of preferred stock, par value $0.10 per share. The Board of Directors may determine the rights, preferences and terms of any authorized but unissued shares of preferred stock. On December 21, 2005, in connection with the Shareholder Rights Plan discussed below, the Board designated the “Series A Junior Participating Preferred Stock” in the amount of 40,000 shares. As of December 31, 2007, no shares of this series have been issued.
     Shareholder Rights Plan
     In December 2005, the Company established a Shareholder Rights Plan (the “Rights Plan”) for the purpose of deterring hostile takeovers. The Rights Plan authorizes the distribution of one right for each share of common stock outstanding to stockholders existing at the effective date, as defined in the Rights Plan. Generally, each right entitles the holder to purchase a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $130 per unit. In the event that a person or group of affiliated or associated persons acquires 15% or more of the Company’s common stock, or there is a tender offer that would result in such 15% acquisition, each holder of a right is entitled upon exercise to receive common stock having a value of two times the exercise price of the right. However, the persons acquiring the shares or effecting the tender offer shall have no such rights and would therefore be diluted. In the event of a merger or a sale of a majority of the Company’s assets, similar rights are triggered with regard to shares of the acquiring company. The Rights Plan is currently set to expire by its terms on December 21, 2015.
     Employee Stock Purchase Plan
     The Company has an Employee Stock Purchase Plan (“ESPP”) which permits eligible employees, excluding executive officers, to purchase up to 550,000 shares of the Company’s common stock. Employees of the Company or one of its designated subsidiaries who are employed for at least 20 hours per week and who have been employed for at least three continuous months may participate in the ESPP. Employees must elect to participate at the beginning of each six-month offering period. Shares of common stock are then purchased at a 15% discount from the lower of the fair market value of such shares at the beginning or end of an offering period. During the years ended December 31, 2007 and 2006, participants purchased 134,271 and 176,021 shares at average prices of $15.35 and $13.23 per share, respectively. Shared based compensation expense recognized under the ESPP was $0.7 million, $0.5 million and zero for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, 184,669 shares of common stock were reserved for future issuance.
      As a result of an error in recordkeeping, the amount of shares authorized under the ESPP has exceeded the amount of registered shares on Form S-8 by 400,000 shares. Unregistered shares are subject to rescission rights for one year after issuance. During the year ended December 31, 2007, the Company issued 134,271 unregistered shares to ESPP participants in two transactions, and such shares were subject to rescission as of December 31, 2007. For the offering period ended December 31, 2006, the Company issued 78,005 shares on January 1, 2007, at $12.89 per share, and for the offering period ended June 30, 2007, the Company issued 56,266 shares on July 1, 2007, at $18.75 per share. Accordingly, as of December 31, 2007, the Company classified the amount of $2.1 million as temporary equity in the accompanying consolidated balance sheet. While the Company believes the possibility of rescission of the ESPP shares is unlikely, the repurchase of the shares issued on July 1, 2007, and January 1, 2008, is not solely within the control of the Company. During the third quarter of 2008, the Company will reclassify $1.1 million, adjusted for any repurchases which may occur, from temporary equity to shareholders’ equity as the shares issued on July 1, 2007, will no longer have rescission rights. During the first quarter of 2009, the remaining value of ESPP shares subject to rescission, adjusted for any repurchases which may occur, will be reclassified from temporary equity to shareholders’ equity as those shares will no longer be subject to rescission. The Company intends to file a Form S-8 registration statement with the SEC to register the 400,000 shares of common stock that have been authorized and approved shortly after filing its Form 10-K for the year ended December 31, 2007.
     Share-Based Compensation
     As of December 31, 2007, the Company had one stock incentive plan: the 1999 Stock Option Plan. Share-based awards are designed to induce employment with the Company, reward employees for their long-term contributions and provide retention incentives. The number and frequency of share-based awards are primarily based on competitive practices, operating results and government regulations. The Company issues authorized but previously unissued shares when options are exercised.
     Share-based compensation expense is recognized on a straight-line basis over the vesting period of the related awards. During the years ended December 31, 2007, 2006 and 2005, the Company recognized compensation expense of $4.5 million, $3.8 million and $0.5 million, respectively, for stock options, restricted stock and restricted stock units, all of which was recorded in selling, general and administrative expenses. During the years ended December 31, 2007, 2006 and 2005, the total income tax benefit recognized for share-based compensation was $1.2 million, $1.5 million and zero, respectively.
     During the years ended December 31, 2007, 2006 and 2005, shared-based compensation expense related to unvested stock options was $0.2 million, $0.6 million and zero, respectively, and compensation expense related to restricted stock and restricted stock units was $4.3 million, $3.2 million and $0.5 million, respectively. As of December 31, 2007 and 2006, there was $6.6 million and $6.7 million, respectively, of unrecognized compensation cost related to unvested restricted stock and restricted stock units, which is being recognized over a weighted-average period of 1.7 years and 1.8 years, respectively.
     1999 Stock Option Plan - In June 1999, the Company established the 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan provides for the issuance of non-qualified and incentive stock options, restricted stock, restricted stock units and stock appreciation rights (collectively, the “Awards”) to employees, directors and consultants. The issuance and form of the Awards are at the discretion of the Board of Directors, except that the exercise price of options or stock appreciation rights may not be less than the fair market value at the time of grant.
     As of December 31, 2007, the Company has granted awards in the form of stock options, restricted stock and restricted stock units. Stock options granted under the 1999 Plan vest ratably over three years and expire between seven and ten years or three months after separation of service. Restricted stock vests ratably over five years or three months after separation of service. Restricted stock units vest ratably over five years. As of December 31, 2007, there were 471,647 shares of common stock available for issuance under the 1999 Plan.

     Stock Options — As discussed in Note A to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective application method. The following table summarizes the pro forma effects on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123R to share-based compensation for the year ended December 31, 2005.

(in thousands, except
per share data)
Net earnings from continuing operations:
As reported	$17,163
Pro forma	$9,232
Basic earnings per share from continuing operations:
As reported	$0.97
Pro forma	$0.53
Diluted earnings per share from continuing operations:
As reported	$0.94
Pro forma	$0.51
     The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton pricing model. The following table sets forth the weighted-average assumptions for options granted during the years ended December 31, 2007, 2006 and 2005.

	2007	2006 (4)	2005
Risk-free rate (1)	4.9%	—	4%
Expected term (2)	4.5 years	—	3 years
Expected volatility (3)	59%	—	60%

(1)	The risk-free rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.

(2)	The Company has significantly changed the terms of the stock options granted to employees over the years such that historical exercise data is not available. As a result, the expected term of the option is determined using the simplified method provided by Staff Accounting Bulletin No. 107, the vesting terms and a contractual life of the respective option.

(3)	Expected volatility is based on the daily historical volatility of the Company’s stock price, over a period equal to the expected life of the option.

(4)	There were no awards granted during 2006.
     The following table sets forth stock option activity and related information during the year ended December 31, 2007.

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Options	Exercise	Contractual
	(in thousands)	Price	Life
Outstanding at beginning of year	1,034	$25.68	3.81
Granted	92	$26.91
Exercised	(203)	$18.41
Forfeited and expired	(9)	$38.00

Outstanding at end of year	914	$27.29	3.27

Exercisable at end of year	824	$27.34	2.91

     The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2007, 2006 and 2005, was $26.91, zero and $25.05, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $2.6 million, $3.6 million and $6.8 million, respectively. Intrinsic value is measured using the fair market value price of the Company’s common stock less the applicable exercise price. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2007, was $10.2 million.

     The following table sets forth information for options outstanding and exercisable as of December 31, 2007.

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted
		Remaining	Average	Aggregate	Number	Remaining	Average	Aggregate
	Number	Contractual	Exercise	Intrinsic	Exercisable	Contractual	Exercise	Intrinsic
Range of Exercise	Outstanding (in	Life (in	Price Per	Value (in	(in	Life (in	Price Per	Value (in
Prices	thousands)	Years)	Share	thousands)	thousands)	Years)	Share	thousands)
$4.00 — $5.27	46	2.49	$4.22	$1,628	46	2.49	$4.22	$1,628
$6.73 — $7.90	10	4.96	$7.18	321	10	4.96	$7 18	321
$10.79 — $15.93	294	4.06	$13.10	7,672	294	4.06	$13.10	7,672
$17.91 — $23.67	26	4.28	$20.39	495	26	4.28	$20.39	495
$26.91 — $38.63	175	4.59	$32.29	1,209	85	2.45	$38.02	101
$40.39	363	1.98	$40.39	—	363	1.98	$40.39	—

	914	3.27	$27.29	$11,325	824	2.91	$27.34	$10,217

     The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the closing price of the Company’s common stock of $39.21 on December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.
     The following table sets forth non-vested stock options activity and related information during the year ended December 31, 2007.

Weighted Average
	Number of	Grant Date
	Options	Fair Value
(in thousands)
Non-vested at beginning of year	—	—
Granted	92	$26.91
Vested	—	—
Forfeited	—	—

Non-vested at end of year	92	$26.91

     As of December 31, 2007, there was $1.1 million of unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 2.6 years.
     The following table sets forth cash proceeds and tax benefits related to total stock options exercised during the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
	(in thousands)
Cash proceeds from stock options exercised	$3,733	$3,663	$1,213
Tax benefits realized for stock options exercised	$—	$—	$1,407
     Restricted Stock and Restricted Stock Units — Restricted stock awards are granted subject to certain restrictions including in some cases service conditions and in other cases service and performance conditions (performance-based shares). The grant-date fair value of restricted stock and performance-based share awards, which has been determined based upon the closing market value of the Company’s common stock on the grant date, is expensed over the vesting period.
     Restricted stock awards are granted subject to certain restrictions, including service conditions. The grant-date fair value of restricted stock units, which has been determined based upon the closing market value of the Company’s common stock on the grant date, is expensed over the vesting period.
     The fair value of restricted stock awards granted was determined based on the closing price of the Company’s common stock on the date of grant. The restricted stock awards are granted subject to applicable tax withholdings. For the years ended December 31, 2007 and 2006, the Company withheld 39 shares (or $1.4 million) and 43 shares (or $0.8 million) in satisfaction of statutory tax withholding requirements. The following table sets forth a summary of non-vested restricted stock and restricted stock unit activity and related information during the year ended December 31, 2007.

		Weighted-
		Average
	Restricted Stock and	Grant-Date
	Restricted Stock Units	Fair Value
	(in thousands)
Non-vested at beginning of year	315	$19.58
Granted	169	$27.89
Vested	(175)	$20.31
Forfeited	(27)	$24.72

Non-vested at end of year	282	$23.62

     The total fair value of restricted stock awards that vested during the years ended December 31, 2007, 2006 and 2005, was $4.3 million, $3.2 million and $0.5 million, respectively. As of December 31, 2007, there was $6.6 million of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.7 years.
     Common Stock Repurchases
     In November 2005, the Board of Directors approved the repurchase of up to $30.0 million of common stock. In November and December 2005, the Company purchased a total of 0.6 million shares for $12.4 million. In March 2006, the Company retired these treasury shares. The purchase of future treasury shares is restricted to a maximum of $10.0 million in a calendar year pursuant to the terms of the Credit Facility and the attainment of certain operating covenants, which may further restrict the amount of treasury stock that can be repurchased.
NOTE I — EMPLOYEE BENEFITS
     Employment Agreements
     The Company has entered into written employment agreements with certain of its executive officers for three-year terms. The agreements provide for annual salaries and other benefits. The agreements also provide for eligibility for grants of restricted stock units, options or other equity incentives and annual bonuses, subject to the approval the Company’s Compensation Committee. Additionally, the agreements also provide the executives with an option to terminate their agreement and receive lump sum payments, as defined in the respective agreements, if there is a change in control of the Company or if they are terminated without cause.
     On March 26, 2007, the Company’s Board of Directors approved the non-renewal of the employment agreement of its then executive vice president of bioanalytical laboratories and former president and chief executive officer of its wholly owned subsidiary, Anapharm. The Company will make cash severance payments in the amount of two times the executive’s annual base salary payable over a period of 24 months. The first payment was due on the first day of the seventh month following the execution of the agreement. The executive forfeited the right to any unvested stock options or restricted stock units as of the termination date, released the Company from any and all claims and agreed that the executive would not solicit, for a period of 24 months, any employees of the Company. Finally, the executive agreed to abide by the terms of the non-compete clause as set forth in the executive’s employment agreement. The expense associated with the executive’s termination amounting to $0.9 million was recorded in the quarter ended March 31, 2007. As of December 31, 2007, the Company had a liability of $0.8 million which is included in accrued liabilities in the accompanying consolidated balance sheets.
     On October 22, 2007, the Company entered into a mutual separation agreement with its then chief accounting officer, whereby the executive was no longer an officer of the Company as of that date. The Company honored the executive’s employment agreement, and as a result the Company will make cash severance payments in the amount of two times the executive’s annual base salary payable over a period of 24 months. The Company will continue to provide the executive with life, disability, accident and health insurance benefits for a period of 24 months following separation. In addition, all long-term incentive grants outstanding as of the date of separation immediately vested. Total expense as a result of the termination amounted to $0.9 million, including the expense associated with the acceleration of long-term incentive grants which was $0.2 million. As of December 31, 2007, the Company had a liability of $0.7 million which is included in accrued liabilities in the accompanying consolidated balance sheets.

     Defined Contribution Plans
     The Company maintains a 401(k) salary investment plan for employees of the Company and its U.S. subsidiaries. Employees who are full-time employees and at least 18 years of age are eligible to participate. Participants may defer a portion of their base salary, up to 80%, to the plan and the Company matches 50% of the participant’s first 10% of contributions. Employee contributions vest immediately and company contributions vest ratably over a three-year period. There are several investment options available to enable participants to diversify their accounts. For the years ended December 31, 2007, 2006 and 2005, the Company’s expense for matching contributions was $2.0 million, $2.0 million and $1.8 million, respectively. PharmaNet also provides defined contribution plans for employees of certain foreign subsidiaries with aggregate contributions for the years ended December 31, 2007, 2006 and 2005, of $3.2 million, $2.4 million and $1.8 million, respectively.
     Effective December 31, 2005, the PharmaNet 401(k) plan that had been offered to its U.S. employees was amended to provide that plan contributions would no longer be accepted. After that date, PharmaNet employees were eligible to participate in the Company’s 401(k) plan. During 2005, the Company discovered the PharmaNet 401(k) plan may have sustained certain operational defects and PharmaNet applied to the Internal Revenue Service to correct these defects. In September 2007, the Company resolved the matter with the IRS for a nominal amount and, as a result, reversed its accrual of $0.5 million and recorded this amount in other income in the accompanying consolidated statements of operations.
NOTE J — INCOME TAXES
     The following table sets forth the U.S. and foreign components of earnings (loss) before income taxes for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
	(in thousands)
United States	$2,780	$(24,269)	$(10,515)
Foreign	12,543	27,454	28,384

Total	$15,323	$3,185	$17,869

     The following table sets forth the components of income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
	(in thousands)
Current:
Federal	$(743)	$210	$(3,690)
State	2,604	152	1,566
Foreign	2,618	6,168	7,043

Total	4,479	6,530	4,919

Deferred:
Federal	1,180	(5,971)	(341)
State	1,119	(286)	(36)
Foreign	(4,438)	(3,831)	(4,388)

Total	(2,139)	(10,088)	(4,765)

Total	$2,340	$(3,558)	$154

     The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
Federal taxes at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	6.0	(3.0)	5.5
Permanent differences, primarily nondeductible expenses and losses	28.7	1.3	(2.3)
Foreign rate differential	(10.7)	(149.5)	(10.3)
Cumulative effect of statutory rate change	(7.4)	(35.7)	—
Foreign research and development tax credits	(56.7)	(32.1)	(29.6)
Other foreign tax credits	(6.1)	—	—
Change in domestic valuation allowance	(17.3)	73.3	—
Change in foreign valuation allowance	43.9	(1.0)	2.6
Other, net	(0.2)	—	—

Total	15.2%	(111.7)%	0.9%

     Permanent differences in the table above primarily include nondeductible expenses related to executive compensation, interest and other expenses. Also included are foreign currency gains and losses on intercompany transactions which do not impact consolidated results of operations before taxes, but impact taxable income reported on the Company’s filed tax returns in the U.S.
     The following tables set forth the components of deferred income taxes as of December 31, 2007 and 2006.

	2007	2006
	(in thousands)
Current deferred tax assets (liabilities):
Accounts receivable	$345	$267
Prepaid expenses	(530)	(355)
Accrued expenses	5,571	2,358
Other	101	(20)
Less: domestic valuation allowance	(5,220)	—

Total current deferred tax asset, net	$267	$2,250

	2007	2006
	(in thousands)
Non-current deferred tax assets (liabilities):
Foreign research and development tax carryforwards	$33,023	$19,334
Depreciation and amortization	(11,783)	(3,569)
Intangible assets	(7,336)	(14,476)
Net operating loss carryforwards	7,277	17,894
Deferred compensation	2,769	1,206
Deferred rent	1,825	964
Client advances	1,550	149
Capital lease obligations	1,424	1,698
Foreign tax credits	1,292	—
Alternative minimum tax	828	792
Deferred revenue	(32)	(30)
Foreign deferred tax assets	—	1,304
Other	295	1,412
Less: valuation allowance:
Domestic	(8,043)	(15,309)
Foreign	(17,496)	(11,617)

Total non-current deferred tax asset (liability), net	$5,593	$(248)

Total deferred tax asset (liability), net	$5,860	$2,002

     As of December 31, 2007 and 2006, total gross deferred income tax assets were $56.3 million and $47.4 million and total gross deferred income tax liabilities were $19.7 million and $18.4 million, respectively. Total net deferred income tax assets as of December 31, 2007 and 2006, were net of valuation allowances of $30.8 million and $26.9 million, respectively.

     Carryforwards and Allowances
     As of December 31, 2007, the Company had research and development tax credit carryforwards from the government of Canada totaling $36.0 million which expire between 2013 and 2027. The Company has established a valuation allowance against a portion of these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized.
     During the fourth quarter of 2006, the government of Canada changed the statutory carryforward period for the research and development tax credits available to the Company from 10 years to 20 years. During 2007, the Company generated significant new research and development tax credits resulting from its Canadian operations. During 2007, the Company also enhanced its methodology in determining the estimated amount of tax credits to be utilized under a more likely than not scenario during the carryforward period as a result of the increase in the life of the credits. While the Company’s generation of new tax credits exceeded its utilization during 2007, the net deferred tax asset recorded in the accompanying consolidated balance sheet for these Canadian tax credits increased by $7.7 million to $20.0 million as of December 31, 2007. The increase in the net deferred tax asset attributable to the tax credits resulted in a net foreign tax benefit of $4.5 million recognized in the accompanying consolidated statement of operations for the year ended December 31, 2007, which was recorded during the fourth quarter. The Company’s enhanced methodology includes the development of various assumptions and estimates relating to its Canadian operations which are subject to change during the carryforward period. It is at least reasonably possible that changes in these assumptions and estimates may require changes in the level of the valuation allowance in future periods which could be material.
     The Company filed a refund claim for U.K. research and development expenditures relating to 2002 through 2006.
     As of December 31, 2007, the Company had federal, state and foreign net operating loss carryforwards of $21.9 million, $36.3 million and $2.3 million, respectively, that are available to offset future liabilities for income taxes. The Company has established a valuation allowance against these carryforwards, net of available carryback claims, based on an assessment that it is more likely than not that these benefits will not be realized. The U.S. net operating loss carryforward is subject to limitation under Internal Revenue Code §382 and will expire in 2026. The state net operating losses will begin to expire in 2010 and the foreign net operating losses began to expire in 2006.
     During the year ended December 31, 2007, the Company utilized federal, state and foreign net operating loss carryforwards of $22.8 million, $3.3 million and $0.2 million, respectively. As of December 31, 2007, the total valuation allowance recorded against the deferred tax assets was $30.7 million. The total change in the valuation allowance during the year ended December 31, 2007, was approximately $3.8 million.
     The portion of share-based awards’ tax deduction that corresponds to the compensation cost recognized for book purposes is recorded as a deferred tax asset. For federal and state tax purposes, an additional tax deduction may be created for awards that are settled at the time of exercise or vesting for which the fair market value exceeds the expense originally recorded as share-based compensation. purposes. The Company cannot recognize a tax benefit on any excess deduction because it did not reduce its income taxes payable. As such, the net operating loss carryforward for which a deferred tax asset is recorded will differ from the amount of net operating loss carryforward available to the Company. As of December 31, 2007, the amount of suspended excess tax benefits was $7.8 million. Recognition of the excess tax benefits would result in an increase to additional paid-in-capital of the same amount.
     Undistributed Foreign Earnings
     The historical practice of the Company has been to leave unremitted foreign earnings invested indefinitely outside the U.S. Hence, the Company has elected under APB Opinion No. 23, “Accounting for Income Taxes — Special Areas,” to deem earnings and profits related to foreign subsidiaries as permanently reinvested. Accordingly, the Company has made no provision for U.S. income taxes that might result from repatriation of these earnings. As of December 31, 2007, the undistributed earnings of foreign subsidiaries were $83.0 million.
     Tax Audits
     The Company remains subject to potential examination in federal, state and foreign jurisdictions in which the Company conducts its operations and files tax returns. The Company believes that the results of the current or any prospective audits will not have a material effect on its financial position or results of operations as adequate reserves have been provided to cover any potential exposures related to these ongoing audits.
     FIN 48
     In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its accompanying consolidated financial statements the impact of a tax position if it is more likely than not that position will be sustained on audit, based on the technical merits of the position. The Company adopted FIN 48 effective January 1, 2007. Upon adoption, the Company recognized the cumulative effect of the change in accounting as a reduction in retained earnings of $2.9 million, which together with a previously existing income tax liability of $3.2 million resulted in a total liability for unrecognized tax benefits in the amount of $6.1 million related to U.S. and foreign operations.

     As of December 31, 2007, the total gross amount of reserves for income taxes, reported in other long-term liabilities in the accompanying consolidated balance sheets, was $7.2 million. Any prospective adjustments to reserves for income taxes will be recorded as an increase or decrease to the provision for income taxes and would impact the Company’s effective tax rate. In addition, the Company accrues interest related to reserves for income taxes in the provision for income taxes and any associated penalties are recorded in other income (expense). The gross amount of interest accrued, reported in other long-term liabilities, was $1.0 million as of December 31, 2007, of which $0.5 million was recognized in 2007.
     The following table sets forth the changes in the Company’s reserves for income taxes for all federal, state and foreign tax jurisdictions during the year ended December 31, 2007.

(in thousands)
Balance at beginning of year, including cumulative effect amount of $2,900	$6,110
Additions for tax positions related to the current year	1,688
Additions for tax positions from prior years	416
Reductions for tax positions from prior years	(1,188)
Statute of limitations expiration	(649)
Currency translation adjustment	835

Balance at end of year	$7,212

NOTE K — DISCONTINUED OPERATIONS
     In 2006, the Company decided to close its operations in Florida that were being conducted by its Miami and Ft. Myers subsidiaries and reported in the early stage business segment. The Company made this decision primarily due to a number of operational issues that had resulted in a material negative impact on earnings and actions by local authorities that included an order to demolish the Company’s clinical and administrative office building in Miami. The Company completed all but one on-going contract in 2007, vacated the Miami facilities, terminated employees located at these subsidiaries and completed other administrative tasks. The final contract and study was completed in January 2008.
     As more fully discussed below, the Company recorded goodwill impairment charges, asset write-downs of the Miami buildings and equipment, separation liabilities, estimated costs to demolish the Miami buildings and costs associated with terminating operating leases for equipment. The assets and liabilities and the results of operations and cash flows of the Miami and Ft. Myers subsidiaries are separately reported for all periods presented as discontinued operations.
     Impairment of Goodwill
     As of December 31, 2005, the Company determined that the carrying value of the goodwill on its Miami subsidiary was impaired due to a material decline in revenues, profitability and cash flows. As a result, the Company recorded a goodwill impairment charge of $20.3 million during the fourth quarter. During the quarter ended March 31, 2006, the Company recorded an additional impairment charge of $3.5 million to write off the remaining goodwill associated with the Miami operations as a result of further reduced projected revenues, profitability and cash flows. The Company also recorded during that same quarter a goodwill impairment charge of $0.6 million to write off all of the goodwill related to the Ft. Myers operations. As of December 31, 2006, all goodwill relating to discontinued operations had been fully written off.
     Impairment of Long-lived Assets
     During the year ended December 31, 2006, the Company recorded write-downs totaling $19.0 million to reduce the carrying value of fixed assets located in Miami and Ft. Myers that would no longer be utilized. Such write-downs reflected the disposal in September 2006 of substantially all remaining fixed assets associated with discontinued operations. In March 2007, we sold land and a building for $1.3 million, resulting in a gain of $0.9 million which is reported in discontinued operations. As of December 31, 2007, the remaining property with a book value of $3.0 million is comprised of land in Miami, which is for sale and is included in assets from discontinued operations in the accompanying consolidated balance sheets.
     Asset Retirement Obligations and Accrued Charges
     During the year ended December 31, 2006, the Company recorded $1.0 million of asset retirement obligations comprised of $0.7 million for estimated costs to demolish the Miami facility and $0.3 million for asbestos removal. During the quarter ended December 31, 2006, the Company paid $0.3 million related to the asbestos removal. The remaining payments of $0.7 million were paid during the quarter ended March 31, 2007.

     During the year ended December 31, 2006, the Company recorded accrued costs totaling $5.0 million comprised of $2.6 million for severance and healthcare benefit obligations to certain employees, $1.4 million for certain service agreements for office equipment where the equipment had no economic benefit to the Company and $1.0 million in earnout payments to the former shareholders of the discontinued subsidiary. As of December 31, 2005, the Company accrued severance payments related to certain officers totaling $3.8 million, of which $3.1 million related to discontinued operations. With the exception of amounts due to a former officer as described below, all severance payments associated with discontinued operations had been made as of December 31, 2006.
     In June 2006, the Company’s President of Corporate Development resigned under a separation agreement that included the following material terms: (i) 18 months severance totaling $0.9 million (included in severance costs disclosed above) ($450,000 paid for tax reasons in January 2007 with the remainder to be paid $50,000 per month); (ii) the continuation of all non-compete restrictions contained in his employment agreement for a period of 18 months; (iii) the acceleration of vesting of 11,935 shares of restricted stock units previously awarded to him; (iv) the payment of health insurance for one year following his separation and (v) the payment of perquisites and other expenses previously incurred as of his separation date.
     In September 2006, the Company paid $1.0 million of additional purchase consideration, one half in stock and one half in cash, to the former shareholders of the discontinued subsidiary which was due pursuant to the terms of the acquisition agreement. Previously, the Company treated the purchase consideration related to this acquisition as an adjustment to goodwill; however, since all goodwill related to discontinued operations was written off in the first quarter of 2006, the $1.0 million was included in the loss from discontinued operations for the year ended December 31, 2006.
     During the year ended December 31, 2007, we recorded additional charges and reversals associated with discontinued operations as additional facts and circumstances became known. The following tables set forth a summary of activity for asset retirement obligations and accrued charges for discontinued operations during the years ended December 31, 2007 and 2006.

		Accrued
	Balance at	Charges		Balance at
	12/31/06	(Reversals)	Payments	12/31/07
	(in thousands)
Severance and healthcare costs	$1,421	$(190)	$1,205	$26
Demolition, asbestos and related costs	700	(61)	639	—
Contract termination costs	1,170	(103)	415	652
Real estate property taxes	—	300	248	52
Sample storage fees	—	177	—	177
Other	17	521	45	493

Total	$3,308	$644	$2,552	$1,400

		Accrued
	Balance at	Charges		Balance at
	12/31/05	(Reversals)	Payments	12/31/06
	(in thousands)
Severance and healthcare costs	$3,060	$2,616	$4,255	$1,421
Demolition, asbestos and related costs	—	1,007	307	700
Purchase consideration due to stockholders	—	1,000	1,000	—
Contract termination costs	—	1,363	193	1,170
Other	—	17	—	17

Total	$3,060	$6,003	$5,755	$3,308

     The above accrued liabilities are included in liabilities in the condensed financial information below. The “Liabilities from discontinued operations” in the accompanying consolidated balance sheets as of December 31, 2007 and 2006, also include $0.4 million and $0.9 million, respectively, in accounts payable and advance payments that are not reflected in the table above.
     Income Taxes
     For the year ended December 31, 2007, the Company recorded a pre-tax gain from discontinued operations of $0.8 million and recorded a tax benefit through the reduction of the valuation allowance of $0.7 million, resulting in a tax benefit of $0.1 million. The deferred tax accounts are included in continuing operations in the accompanying consolidated balance sheets. The Company established a valuation allowance based on an assessment that it is more likely than not that these deferred tax assets will not be realized. (See Note J to the consolidated financial statements.)

     Condensed Financial Information
     The assets and liabilities of the Miami and Ft. Myers subsidiaries are included in the accompanying consolidated balance sheets as “Assets from discontinued operations” and “Liabilities from discontinued operations.” The following table sets forth the components of these assets and liabilities as of December 31, 2007 and 2006.

	2007	2006
	(in thousands)
Assets:
Accounts receivable, net of allowance for doubtful accounts of $94 and $1,000, respectively	$1,070	$3,573
Income taxes receivable	1,082	317
Property and equipment, primarily land held for sale	3,047	3,287

Total	$5,199	$7,177

Liabilities:
Accounts payable	$290	$462
Accrued liabilities	1,400	3,308
Client advances	80	425

Total	$1,770	$4,195

     The results of operations of the Miami and Ft. Myers subsidiaries are included in the accompanying consolidated statements of operations as “Earnings (loss) from discontinued operations, net of tax.” The following table sets forth the components of earnings (loss) for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
	(in thousands, except per share data)
Net revenue:
Direct revenue	$2,185	$7,490	$65,128
Reimbursed out-of-pocket expenses	19	957	2,959

Total net revenue	2,204	8,447	68,087

Costs and expenses:
Direct costs	2,398	8,762	35,238
Reimbursable out-of-pocket expenses	19	957	2,959
Selling, general and administrative	(26)	18,886	17,616
Impairment of long-lived assets	—	18,963	—
Impairment of goodwill	—	4,051	20,315

Total costs and expenses	2,391	51,619	76,128
Other income (expense)	941	14	—

Earnings (loss) before income taxes	754	(43,158)	(8,041)
Income tax expense (benefit)	(84)	(1,081)	4,343

Earnings (loss) from discontinued operations	$838	$(42,077)	$(12,384)

Earnings (loss) per share from discontinued operations:
Basic	$0.05	$(2.31)	$(0.70)
Diluted	$0.05	$(2.28)	$(0.68)
Shares used in computing earnings (loss) per share:
Basic	18,790	18,221	17,702

Diluted	19,048	18,447	18,356

     For the year ended December 31, 2007, $2.2 million of direct revenue and $2.4 million of direct costs are attributable to studies that were in the latter stage of completion, of which portions were subcontracted to third-party laboratories. The accounts receivable included in the condensed financial information above were unbilled as of December 31, 2007. These amounts were billed subsequent to year-end.

NOTE L — GEOGRAPHIC INFORMATION
     The following tables set forth the composition of the Company’s direct revenue by geographic region for the years ended December 31, 2007, 2006, and 2005, and the location of the Company’s property and equipment as of December 31, 2007 and 2006.
     Direct revenue

	2007	2006	2005
	(in thousands)
United States	$165,243	$136,047	$123,147
Canada	108,058	85,697	90,812
Europe	85,681	78,616	54,946
Other	9,879	6,854	6,139

Total	368,861	307,214	275,044
Less: intercompany eliminations	(6,390)	(4,829)	(5,422)

Total	$362,471	$302,385	$269,622

     Property and equipment, net

	2007	2006
	(in thousands)
United States	$21,157	$20,050
Canada	33,569	23,723
Europe	11,760	7,415
Other	1,020	1,047

Total	$67,506	$52,235

     All U.S. direct revenue is derived from sales to unaffiliated clients. Geographic area of sales is primarily based on where the client is located.
NOTE M — SEGMENT REPORTING
     The Company has two reportable business segments, early stage and late stage. The early stage segment consists of Phase I clinical trial services and bioanalytical laboratory services, including early clinical pharmacology. The late stage segment consists of Phase II through Phase IV clinical trial services, including a comprehensive array of services including data management and biostatistics, medical and scientific affairs, regulatory affairs and clinical information technology and consulting services. The accounting policies of the reportable segments are the same as those described in Note A to the consolidated financial statements.
     The Company evaluates its segment performance based on direct revenue, operating margins and net earnings before income taxes. Accordingly, the Company does not include the impact of depreciation and amortization expense, interest income (expense), foreign currency exchange transaction gain (loss), other income (expense) and income taxes in segment profitability.
     Effective January 1, 2007, the Company began reporting the business operations of Specialized Pharmaceutical Services (“SPS”), formerly CPS, in the late stage segment. The 2006 results have been revised to exclude discontinued operations and to reflect SPS in the late stage segment rather than the early stage segment as previously reported.

     The following table sets forth operations by segment for the years ended December 31, 2007, 2006 and 2005, and as of December 31, 2007 and 2006.

			Corporate
	Early Stage	Late Stage	Allocations	Total
	(in thousands)
Direct revenue
2007	$137,818	$224,653	$—	$362,471
2006	$103,274	$199,111	$—	$302,385
2005	$110,445	$159,177	$—	$269,622
Earnings from continuing operations
2007	$22,260	$34,092	$(34,865)	$21,487
2006	$12,116	$21,934	$(21,044)	$13,006
2005	$20,876	$21,242	$(12,274)	$29,844
Earnings from continuing operations before income taxes
2007	$6,675	$29,219	$(20.571)	$15,323
2006	$12,467	$20,213	$(29,495)	$3,185
2005	$21,028	$20,999	$(24,158)	$17,869
Total assets
2007	$151,931	$428,247	$20,909	$601,087
2006	$133,439	$404,950	$11,210	$549,599
     The following table sets forth a reconciliation of total assets to the accompanying consolidated balance sheets as of December 31, 2007 and 2006.

	2007	2006
	(in thousands)
Total assets for reportable segments, including corporate allocations	$601,087	$549,599
Assets from discontinued operations	5,199	7,177

Total	$606,286	$556,776

NOTE N — SELECTED QUARTERLY FINANCIAL DATA (unaudited)
     The following table sets forth selected quarterly financial results for the years ended December 31, 2007 and 2006. The information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. In addition, the results reflect a write-down for goodwill impairment of $7.9 million in the second quarter of 2006, valuation allowances of $2.6 million and $12.7 million charged to continuing operations and discontinued operations, respectively, in the fourth quarter of 2006 and provisions for the settlement of litigation of $8.9 million and $1.5 million in the second and third quarters of 2007, respectively. The annual amounts for earnings (loss) per share may differ from the total of the quarterly amounts due to changes in shares activity during the year.
     During the fourth quarter of 2007, stemming from a corporate foreign currency exchange initiative, the Company identified certain adjustments regarding the method of accounting for foreign currency exchange at our Anapharm subsidiary. The remeasurement of foreign currencies from transactional currency to the Canadian dollar functional currency was modified to be more in alignment with the objectives of SFAS No. 52, “Foreign Currency Translation” and to be consistent with the rest of the Company’s foreign subsidiaries. Further, direct revenue adjustments were identified as a result of changes in contract estimates for certain studies in which the method of determining the percent achieved did not follow Company policy that is consistent with the guidelines in SAB 104, “Revenue Recognition.” As a result of these adjustments, the accrual for 2007 bonuses was reduced. The impact of all adjustments recorded in the fourth quarter was a reduction of direct revenue of $0.9 million, a reduction of direct costs of $0.8 million and a reduction of gross profit of $0.1 million, offset by a foreign exchange gain of $0.7 million. Tax effected, the adjustments increased net earnings from continuing operations by $0.5 million and earnings per basic and diluted share by $0.02. The Company performed a materiality assessment in accordance with SAB 99, considering both quantitative and qualitative factors, and determined that these adjustments were not material to any interim period financial results, including the fourth quarter, or to the full year.

	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2007
Direct revenue	$84,781	$85,595	$99,810	$92,285
Gross profit (1)	$34,303	$32,894	$42,736	$36,365
Net earnings (loss) from continuing operations	$5,992	$(4,602)	$6,887	$3,801
Earnings (loss) from discontinued operations, net of tax	$640	$82	$(93)	$209
Net earnings (loss)	$6,632	$(4,520)	$6,794	$4,010
Net earnings (loss) per share:
Basic	$0.36	$(0.24)	$0.36	$0.21
Diluted	$0.35	$(0.24)	$0.36	$0.21

2006
Direct revenue	$74,424	$72,837	$76,019	$79,105
Gross profit (1)	$29,095	$28,052	$29,477	$33,082
Net earnings (loss) from continuing operations	$3,304	$(3,728)	$2,980	$3,496
Loss from discontinued operations, net of tax	$(7,439)	$(15,987)	$(3,242)	$(15,409)
Net earnings (loss)	$(4,135)	$(19,715)	$(262)	$(11,913)
Net earnings (loss) per share:
Basic	$(0.23)	$(1.09)	$(0.01)	$(0.65)
Diluted	$(0.23)	$(1.09)	$(0.01)	$(0.64)

(1)	Direct revenue less direct costs.
NOTE O — SUBSEQUENT EVENT
     On March 27, 2008, the Company implemented a workforce reduction at its late stage segment as part of its cost reduction initiative. The Company is currently in the process of determining the financial impact that the workforce reduction will have on its first quarter 2008 results of operations.

PHARMANET DEVELOPMENT GROUP, INC.
Schedule II
Valuation and Qualifying Accounts

	Balance at	Charged		Balance at
	Beginning	to Costs		End of
Description	of Period	and Expenses	Deductions	Period
	(in thousands)
Deferred tax valuation allowance — Domestic:
2007	$15,309	—	(2,046)	$13,263
2006	$—	15,309	—	$15,309
2005	$—	—	—	$—
Deferred tax valuation allowance — Foreign:
2007	$11,617	5,930	(51)	$17,496
2006	$5,161	6,503	(47)	$11,617
2005	$157	5,004	—	$5,161