Form 10-Q
period 2008-03-31
PharmaNet Development Group Inc
filed 2008-05-09
CIK 1089542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2008
Common Stock, $0.001 par value per share	19,325,934 shares

INDEX

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

1

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

21

Item 4.      Controls and Procedures

22

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

23

Item 1A.   Risk Factors

24

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

35

Item 6.      Exhibits

35

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$63,926	$77,548
Investment in marketable securities	—	2,650
Accounts receivable, net	131,087	132,550
Income taxes receivable	1,674	1,855
Deferred income taxes	328	298
Prepaid expenses	10,714	6,589
Other current assets	4,938	5,274
Assets from discontinued operations	—	5,199
Total current assets	212,667	231,963
Property and equipment, net	69,015	67,506
Goodwill	266,973	266,973
Other intangible assets, net	25,852	26,442
Deferred income taxes	13,831	14,111
Other assets, net	7,862	7,840
Total assets	$596,200	$614,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,846	$13,843
Accrued liabilities	32,790	47,978
Client advances, current portion	79,763	79,312
Income taxes payable	942	—
Capital lease obligations and notes payable, current portion	3,062	3,562
Deferred income taxes	33	31
Other current liabilities	332	154
Liabilities from discontinued operations	—	1,770
Total current liabilities	126,768	146,650
Client advances	3,047	2,602
Deferred income taxes	8,604	8,518
Capital lease obligations and notes payable	5,500	5,634
2.25% Convertible senior notes payable	143,750	143,750
Other non-current liabilities	15,771	15,590
Minority interest in joint venture	3,366	2,722
Commitments and contingencies (Note C)
Temporary equity:
Sale of unregistered common stock, subject to rescission	2,169	2,058
Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 40,000 shares authorized, 19,322 shares and 19,017 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	19	19
Additional paid-in capital	251,970	244,017
Retained earnings	12,517	22,616
Accumulated other comprehensive income	22,719	20,659
Total stockholders’ equity	287,225	287,311
Total liabilities and stockholders’ equity	$596,200	$614,835

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31
	2008	2007

Net revenue:
Direct revenue	$86,800	$84,781
Reimbursed out-of-pocket expenses	20,644	22,962
Total net revenue	107,444	107,743
Costs and expenses:
Direct costs	60,893	50,478
Reimbursable out-of-pocket expenses	20,644	22,962
Selling, general and administrative expenses	33,391	25,690
Total costs and expenses	114,928	99,130
(Loss) earnings from continuing operations	(7,484)	8,613
Other income (expense):
Interest income	548	542
Interest expense	(1,397)	(1,643)
Other income	38	—
Foreign currency exchange transaction (loss) gain, net	(387)	392
Total other income (expense), net	(1,198)	(709)
(Loss) earnings from continuing operations before income taxes	(8,682)	7,904
Income tax expense	995	1,783
(Loss) earnings from continuing operations before minority interest in joint venture	(9,677)	6,121
Minority interest in joint venture	422	129
Net (loss) earnings from continuing operations	(10,099)	5,992
Earnings from discontinued operations, net of tax	—	640
Net (loss) earnings	$(10,099)	$6,632

Basic (loss) earnings per share:
Continuing operations	$(0.53)	$0.32
Discontinued operations	—	0.04
Net (loss) earnings	$(0.53)	$0.36
Diluted (loss) earnings per share
Continuing operations	$(0.53)	$0.32
Discontinued operations	—	0.03
Net (loss) earnings	$(0.53)	$0.35
Weighted average common shares outstanding:
Basic	19,183	18,630
Diluted	19,183	18,858

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31
	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(10,099)	$6,632
Earnings from discontinued operations	—	(640)
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	4,387	3,551
Amortization and write-off of deferred debt issuance costs	398	395
(Gain) on disposal of property and equipment	—	(1)
Minority interest	422	129
Provision for doubtful accounts	154	—
Share-based compensation expense	1,436	1,134
Changes in assets and liabilities:
Accounts receivable	4,085	(19,489)
Income taxes receivable	1,282	540
Prepaid expenses and other current assets	(3,039)	(543)
Other assets	(216)	(590)
Accounts payable	(8,435)	(2,207)
Accrued liabilities	(11,886)	(3,025)
Client advances	(114)	6,986
Income taxes payable	921	—
Other current liabilities	179	—
Deferred income taxes	(259)	132
Other long-term liabilities	662	121
Total adjustments	(10,023)	(12,867)
Net cash used in operating activities – continuing operations	(20,122)	(6,875)
Net cash used in operating activities – discontinued operations	—	(692)
Net cash used in operating activities	(20,122)	(7,567)
Cash flows from investing activities:
Purchase of property and equipment	(1,693)	(5,420)
Proceeds from the disposal of property and equipment	—	3
Purchase of intangible assets	(105)	—
Net change in investment in marketable securities	2,542	(2,627)
Net cash provided by (used in) investing activities – continuing operations	744	(8,044)
Net cash proved by investing activities – discontinued operations	—	1,182
Net cash provided by (used in) investing activities	744	(6,862)
Cash flows from financing activities:
Borrowings on line of credit	—	5,000
Payments on line of credit	—	(600)
Payments on capital lease obligations and notes payable	(785)	(709)
Net proceeds from stock issued under option plans, ESPP and restricted stock awards	1,514	600
Proceeds from sale of unregistered common stock, subject to rescission	1,114	1,003
Net cash provided by financing activities	1,843	5,294
Net effect of exchange rate changes on cash and cash equivalents	3,913	148
Net decrease in cash and cash equivalents	(13,622)	(8,987)
Cash and cash equivalents at beginning of period	77,548	45,331
Cash and cash equivalents at end of period	$63,926	$36,344

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

(In thousands)

	Three Months Ended March 31
	2008	2007
Supplemental disclosures:
Interest paid	$1,806	$2,057
Income taxes paid	$1,350	$642
Income taxes recovered	$43	$88
Supplemental disclosures of non-cash investing and finance activities:
Fair market value of restricted stock units granted as long-term incentive compensation	$5,587	$—
Capital lease obligations incurred	$320	$—
Settlement of class action litigation through issuance of common stock	$4,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A —UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying consolidated financial statements of PharmaNet Development Group, Inc. (“PDGI” or the “Company”), have not been audited. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Use of estimates

In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position as of March 31, 2008, and December 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Management makes estimates and assumptions when preparing the consolidated financial statements.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

As of January 1, 2008, the Company, in connection with the release of its global fixed asset accounting policy, reviewed the estimated useful lives of its fixed assets. As a result, management made the determination to modify the estimate useful lives for certain fixed assets. This change increased depreciation expense by $0.3 million for the three months ended March 31, 2008. The following table sets forth the revised useful lives of property and equipment.

Automobiles	5 years
Building	25 years
Furniture and fixtures	7 years
Machinery, equipment and software	3-10 years
Leasehold improvements	Shorter of remaining life of asset or remaining term of the lease (average 3.25 years)

Significant accounting policies

The Company’s significant accounting policies are described in Note A to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007.  There were no significant changes to those accounting policies during the three months ended March 31, 2008.

Principles of consolidation

The accompanying unaudited consolidated financial statements include the accounts of wholly owned subsidiaries and a 49%-owned joint venture in Spain over which the Company exercises significant control. All significant intercompany balances and transactions have been eliminated in consolidation.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years, except that FASB Staff Position 157-2 delayed the effective date of SFAS 157 until fiscal years beginning after November 18, 2008, for non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Accordingly, effective January 1, 2008, the Company adopted this limited provision of SFAS 157. The Company is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table sets forth the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008.

	Total Carrying Value	Quoted prices In active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)
Forward exchange contracts	$ (332)	$ (332)	$ —	$ —

Derivative valuations are based on quoted prices (unadjusted) in active markets for identical assets or liabilities and are classified within Level 1 of the valuation hierarchy.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 in the interim period beginning January 1, 2008. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during the three months ended March 31, 2008.

Earnings per share

The Company computes basic earnings per share using the weighted average number of common shares outstanding during the period. The following table sets forth a reconciliation of basic and diluted earnings per share from continuing operations for the three months ended March 31, 2008 and 2007.

	2008	2007
	(in thousands, except per share data)
Net (loss) earnings from continuing operations	$(10,099)	$5,992
Average shares of common stock outstanding for basic earnings per share	19,183	18,630
Contingently issuable shares related to:
Stock options	—	180
Restricted stock units	—	48
Total	—	228
Average shares of common stock for diluted earnings per share	19,183	18,858

(Loss) earnings per share from continuing operations:
Basic	$(0.53)	$0.32
Diluted	$(0.53)	$0.32

Diluted earnings per share are computed by increasing the denominator to include additional common stock equivalents. As a result of the loss reported for the three months ended March 31, 2008, 188,427 dilutive common stock equivalents have been excluded from the calculation because their inclusion would be anti-dilutive.

Common stock equivalents representing stock options and restricted stock units (“RSUs”) of 417,682 shares and 618,929 shares for the three months ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because their prices were greater than the average market price of the Company’s common stock during those periods.

Reclassifications

The Company has made certain reclassifications in the consolidated balance sheet as of December 31, 2007, primarily related to income taxes, to conform to the 2008 presentation.

The following table sets forth the changes made to the accompanying consolidated statement of cash flows for the three months ended March 31, 2007, for a sale-leaseback transaction based on the guidance in SFAS No. 95, “Statement of Cash Flows.”

	Investing Activities	Financing Activities
	(in thousands)
As previously reported	$(5,400)	$5,400
Non-cash adjustment	5,400	(5,400)
As adjusted	$—	$—

In 2006, the Company decided to close its operations in Florida that were being conducted by its Miami and Ft. Myers subsidiaries and reported in the early stage business segment. The Company made this decision primarily due to a number of operational issues that had resulted in a material negative impact on earnings and in response to actions by local authorities that included an order to demolish the Company’s clinical and administrative office building in Miami. The Company vacated and demolished the Miami facility, terminated employees located at these subsidiaries and completed other administrative tasks. The final contract and study was completed in January 2008.

While the Company’s wind down and closure of its operations in Miami and Ft. Myers are substantially complete, the remnants of the assets and liabilities from those operations are accounts receivable, land owned in Miami, accounts payable and accrued liabilities. Through December 31, 2007, these operations had been accounted for as discontinued operations. As of March 31, 2008, the assets, liabilities and residual impact to the statement of operations were immaterial. Accordingly, at March 31, 2008, those remaining assets and liabilities have been included with the assets and liabilities of continuing operations. Any changes in those specific assets and liabilities in future reporting periods will be evaluated for materiality and separate financial statement disclosure.

The results of operations of the Miami and Ft. Myers subsidiaries for the three months ended March 31, 2007, are included in the accompanying consolidated statements of operations as “Earnings from discontinued operations, net of tax.” The following table sets forth the components of these earnings for the three months ended March 31, 2007.

(in thousands)
Net revenue:
Direct revenue	$32
Reimbursed out-of-pocket expenses	—
Total net revenue	32
Costs and expenses:
Direct costs	(2)
Reimbursable out-of-pocket expenses	—
Selling, general and administrative expenses	336
Total costs and expenses	334
Other income (expense), net	942
Earnings before income taxes	640
Income tax expense (benefit)	—
Earnings from discontinued operations, net of tax	$640

NOTE B — CREDIT FACILITY

The Company has a Credit Facility, currently in the amount of $45.0 million, with a syndicate of banks that originated in 2004. The Credit Facility has a maturity date of December 22, 2009. The Credit Facility was amended and restated in its entirety in 2005 and has been subsequently amended six times. The latest amendment on March 11, 2008, modified certain provisions to enable the Company to make certain investments and acquisitions.

As of March 31, 2008, the principal balance outstanding on the Credit Facility was zero. Based on the Company’s financial performance during the first quarter of 2008, the Company did not meet certain financial requirements of the Credit Facility, and as a result, has entered into a period of default. Due to this default, the Company is not eligible to borrow against the revolving line of credit. Management is currently in discussion with the syndicate to address the default situation. The Company believes that the inability to draw on the Credit Facility will not have a material impact on liquidity or its operations in the near term.

The obligations under the Credit Facility are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the vacant land in Miami, Florida, a pledge of all of the assets of the Company’s U.S. operations and U.S. subsidiaries and a pledge of 65% of the stock of certain of the Company’s foreign subsidiaries. The U.S. assets collateralizing the Credit Facility amounted to approximately $400.0 million, including goodwill and intangible assets and are included in the consolidated balance sheet as of March 31, 2008.

NOTE C — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases scientific equipment and automobiles under capital lease arrangements from various lessors for periods varying in length from 36 to 60 months. The Company also leases facilities and certain equipment under non-cancelable operating leases, which expire over the next 20 years.

Litigation and Inquiries

On March 12, 2007, the Company received notice that the SEC staff had secured a formal order of private investigation. The formal order relates to revenue recognition, earnings, company operations and related party transactions. The Company has been cooperating fully with the SEC. In late December 2005, the Company received an informal request from the SEC for documents relating to the duties, qualifications, compensation and reimbursement of former officers and employees. This request also asked for a copy of the report to Senator Grassley by the Company’s independent counsel. In a second request, sent March 28, 2006, the SEC asked for information regarding related parties and transactions, duties and compensation of various employees, internal controls, revenue recognition and other accounting policies and procedures and selected regulatory filings. As part of its investigation, the SEC staff interviewed several former employees on the topics identified in the formal order. On June 11, 2007, the Company received a subpoena from the SEC for additional accounting documents. The Company has voluntarily complied with these requests and has provided and expects to continue to provide documents to the SEC as requested.

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

On August 1, 2007, the Company issued a press release announcing that it had entered into an agreement to settle the Federal Securities Actions on the principal terms set forth in an Agreement to Settle Class Action (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, the class will receive approximately $28.5 million (less legal fees, administration and other costs). The Company accrued an estimated liability of $10.4 million during the year ended December 31, 2007, which was not covered by the Company’s insurance, associated with the Settlement Agreement and other related litigation. The Company had the option to elect to pay up to $4.0 million of this amount in common stock, or all in cash. The common stock was to be valued according to the volume weighted average closing price for the 10 trading days leading up to the date the district court enters an order formally approving the Settlement Agreement. On December 3, 2007, the Court preliminarily approved the Settlement Agreement. On December 11, 2007, the Company made cash payments to the plaintiffs escrow account in the amount of $0.3 million and on January 11, 2008, the Company made cash payments to the plaintiffs escrow account in the amount of $3.7 million. On March 10, 2008, the Court formally approved the Settlement Agreement and entered Final Judgment. On March 24, 2008, the Company issued 135,870 shares of common stock to the plaintiffs settlement fund to settle the action, or $4.0 million in common stock, the value of such common stock equal to $29.44 per share which was calculated as set forth above. The common stock and cash have not been disbursed to the class. On April 9, 2008, a Notice of Appeal of the Final Judgment was filed. It is uncertain how long the appeals process will take.

Beginning in late December 2005, a total of five stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida and the United States Court for the District of New Jersey against certain of the Company’s current and former officers and directors, as well as PDGI (as a nominal defendant) for alleged violations of state and federal law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, disgorgement under the Sarbanes-Oxley Act of 2002 and violation of Section 14(a) of the Securities Exchange Act of 1934 (the “Federal Derivative Actions”). The Company was served notice of these lawsuits in early January 2006. The Federal Derivative Actions allege that the individual defendants misrepresented and engaged in a conspiracy to misrepresent the Company’s business condition, prospects and financial results, failed to disclose its allegedly improper and reckless business practices, such as mismanagement of clinical trials and mistreatment of research participants, used its artificially inflated stock to acquire other companies and complete public offerings and engaged in illegal insider trading.

Beginning in late January 2006, two substantially similar derivative actions were filed in the Florida Circuit Court (the “Florida Circuit Court Derivative Action”). On June 21, 2006, the Judicial Panel for Multidistrict Litigation transferred the Federal Derivative Actions pursuant to 28 U.S.C. § 1407 for pre-trial proceedings in the District of New Jersey, where they were later consolidated. Such consolidated action is referred to herein as the Federal Derivative Action.

Following the decision of the Judicial Panel for Multidistrict Litigation and the decision to consolidate all of the Federal Derivative Actions in the District of New Jersey, the Florida Circuit Court entered an order staying those cases pending final resolution of the Federal Derivative Action.

A consolidated amended complaint was filed in the Federal Derivative Action on November 13, 2006. On January 11, 2007, the defendants filed a motion to dismiss that amended complaint. On July 24, 2007, the district court denied the defendants’ motion to dismiss the Federal Derivative Action. On September 17, 2007, the parties sent the Court a letter informing the Court that the parties have engaged in settlement discussions. The parties have agreed to extend the deadline for all defendants to respond to the operative complaint pending settlement negotiations. As a result of the settlement discussions, the Company reached a preliminary agreement to settle the Federal Derivative Action. Under the terms of the agreement, the plaintiffs will receive $2.0 million in cash, of which $1.0 million will be covered by the Company’s insurance policy. Under the terms of the agreement, the Company does not admit to any liability by us or any of the Company’s current and former directors, officers and employees who were named in the lawsuit.  The agreement has been finalized, but it is not yet signed, and the settlement is subject to court approval and other customary conditions.

If the agreement is not ultimately finalized, the individuals named as defendants in the Federal Derivative Action and the Florida Circuit Court Derivative Action intend to vigorously defend against the lawsuits. As the outcome of these matters is difficult to predict, significant changes in the Company’s estimated exposures could occur.

The Company’s attempts to resolve these legal proceedings involve a significant amount of attention from its management, additional cost and uncertainty, and these legal proceedings may result in material damage or penalty awards or settlements, and may have a material and adverse effect on its results of operations, including a reduction in net earnings and a deviation from forecasted net earnings.

Reduction in Workforce

As a result of a short-term decrease in business activity, primarily driven by backlog cancellations, combined with expansions in hiring, the fourth quarter 2007 saw a decline in several metrics used to measure productivity and efficiency, such as billable utilization rates. As a result of these declines and current forecasted business levels, the Company made a strategic decision to reduce staff in both the early and late stage segments, as well as close some office locations and combine others. Job placement assistance is being offered at no charge to employees who are terminated in this action. The staff reductions started in the first quarter 2008 and will be completed in the second quarter 2008. The office closures are expected to be completed by the second quarter 2008.

In March 2008, the Company announced workforce reductions in both the early stage and late stage segments. We recorded a severance charge of $2.0 million in the first quarter 2008, of which $0.4 million impacted the early stage segment and $1.6 million impacted the late stage segment. Early stage costs were recorded in the amounts of $0.1 million in direct costs and $0.3 million in selling, general, and administrative (“SG&A”) expenses and all late stage costs were recorded in SG&A expenses in the statement of operations for the three months ended March 31, 2008.

The following table sets forth the roll forward of the liability for the three months ended March 31, 2008, in connection with one time termination benefits to employees. This liability is recorded in accrued liabilities in the consolidated balance sheet.

	Late Stage	Early Stage	Total
	(in thousands)
Balance at December 31, 2007	$—	$—	$—

Charge for one-time termination benefits	1,597	358	1,955

Less: Benefits paid	(19)	(183)	(202)

Balance at March 31, 2008	$1,578	$175	$1,753

In the second quarter of 2008, the Company will incur an additional estimated charge of $1.5 million in connection with office closings in Washington, D.C, and Australia, related to the late stage segment. Under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the liability for the office closures has not been established as of March 31, 2008, because notification criteria were not met at that time. It is intended that the regulatory consulting staff in Washington will continue as full-time employees and the core of the clinical research personnel in Australia will continue as home-based employees. The total costs of these actions are estimated at $0.4 million for the early stage segment and $3.5 million for the late stage segment.

NOTE D — EQUITY

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”), which permits eligible employees, excluding executive officers, to purchase up to 550,000 shares of the Company’s common stock. Share-based compensation expense recognized under the ESPP was $0.1 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, 143,548 shares of common stock were reserved for future issuance.

As a result of an error in recordkeeping, the amount of shares authorized under the ESPP exceeded the amount of registered shares by 400,000 shares. Unregistered shares are subject to rescission rights for one year after issuance. During the year ended December 31, 2007, the Company issued 134,271 unregistered shares to ESPP participants in two transactions, and such shares were subject to rescission as of December 31, 2007. For the offering period ended December 31, 2006, the Company issued 78,005 shares on January 1, 2007, at $12.89 per share, and for the offering period ended June 30, 2007, the Company issued 56,266 shares on July 1, 2007, at $18.75 per share. Accordingly, as of December 31, 2007, the Company classified the amount of $2.1 million as temporary equity in the consolidated balance sheet. During the three months ended March 31, 2008, the Company reclassified $1.0 million of this amount to shareholders’ equity as the shares issued on January 1, 2007, no longer had rescission rights. Additionally, for the offering period ended December 31, 2007, the Company issued 41,121 shares on January 1, 2008, at $27.10 per share. This sale totaling $1.1 million was recorded in temporary equity as of March 31, 2008.

While the Company believes the possibility of rescission of a portion of the ESPP shares may occur, the repurchase of the shares issued on July 1, 2007, and January 1, 2008, is not solely within the control of the Company. During the third quarter of 2008, the Company will reclassify $1.1 million, adjusted for any repurchases which may occur, from temporary equity to shareholders’ equity as the shares issued on July 1, 2007, will no longer have rescission rights. During the first quarter of 2009, the remaining value of ESPP shares subject to rescission, adjusted for any repurchases which may occur, will be reclassified from temporary equity to shareholders’ equity as those shares will no longer be subject to rescission. On April 7, 2008, the Company filed a Form S-8 registration statement with the SEC to register the 400,000 shares of common stock that had been authorized and approved but not registered.

Share-Based Compensation

Share-based compensation expense is recognized on a straight-line basis over the vesting period of the related awards. During the three months ended March 31, 2008 and 2007, the Company recognized compensation expense of $1.3 million and $1.0 million, respectively, for stock options and RSUs. As of March 31, 2008, there was $11.0 million of unrecognized compensation cost related to unvested restricted stock and RSUs, which is being recognized over a weighted-average period of 2.2 years. As of March 31, 2008, there was $2.5 million of unrecognized compensation cost related to stock options outstanding, which is being recognized over a weighted-average period of 2.6 years.

On March 4, 2008, the Company granted awards to executive officers and certain management in the form of stock options and RSUs. Stock options granted under the 1999 Stock Option Plan (the “1999 Plan”) vest ratably over three years and expire between seven and ten years or three months after separation of service. RSUs vest ratably over five years. In certain situations any unvested RSUs or options vest immediately upon the occurrence of a change in employment status. As of March 31, 2008, there were 180,725 shares of common stock available for issuance under the 1999 Plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton pricing model. The following table sets forth the weighted-average assumptions for options granted during the three months ended March 31, 2008. There were no stock options granted during the three months ended March 31, 2007.

Risk-free rate (1)	2.36%
Expected term (2)	4.5 years
Expected volatility (3)	59.7%

———————

(1)

The risk-free rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.

(2)

The Company has significantly changed the terms of the stock options granted to employees over the years such that historical exercise data is not available. As a result, the expected term of the option is determined using the simplified method provided by SEC Staff Accounting Bulletin No. 107, the vesting terms and a contractual life of the respective option.

(3)

Expected volatility is based on the daily historical volatility of the Company’s stock price, over a period equal to the expected life of the option.

The following table sets forth stock option activity and related information during the three months ended March 31, 2008.

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding at beginning of the period	914	$27.29	3.27
Granted	101	$29.47
Exercised	(128)	$11.87
Forfeited and expired	(60)	$17.80
Outstanding at end of the period	827	$30.62	3.40
Exercisable at end of the period	637	$31.33	2.42

The following table sets forth a summary of non-vested restricted stock and RSU activity and related information during the three months ended March 31, 2008.

	Restricted Stock and Restricted Stock Units	Weighted- Average Grant-Date Fair Value
	(in thousands)
Non-vested at beginning of the period	282	$23.62
Granted	190	$29.47
Vested	—	$—
Forfeited	—	$—
Non-vested at end of the period	472	$25.97

NOTE E — INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2008 was an expense of 11.4% compared to 22.6% in the corresponding 2007 period. For the three months ended March 31, 2008, the loss from continuing operations before income taxes consisted of a domestic loss of $8.9 million and foreign earnings of $0.3 million. The Company continues to maintain a full valuation allowance against the domestic net deferred tax assets. For the three months ended March 31, 2008, the Company did not record any tax benefits associated with the domestic operating loss and recorded consolidated tax expense of $1.0 million, which was primarily attributable to state taxes, taxes on foreign earnings and tax expense related to uncertain tax positions. The overall reduction in income tax expense for the first quarter 2008 as compared to the first quarter 2007 was due to reduced foreign earnings as compared to the same period in the prior year.

The Company also continues to maintain a partial valuation allowance relating to research and development tax credits resulting from its Canadian operations and net operating losses on certain foreign subsidiaries. The Company established the valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized.

The historical practice of the Company has been to leave unremitted foreign earnings invested indefinitely outside the U.S. Hence, the Company has elected under APB Opinion No. 23, “Accounting for Income Taxes — Special Areas,” to deem earnings and profits related to foreign subsidiaries as permanently reinvested. Accordingly, the Company has made no provision for U.S. income taxes that might result from repatriation of these earnings. As of March 31, 2008, the undistributed earnings of foreign subsidiaries were $82.1 million.

Under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

The Company’s U.S. subsidiaries have joined in the filing of a U.S. federal consolidated income tax return since acquisition. The U.S. federal statute of limitations remains open for the years 2002 onward. The Company is subject to ongoing tax audits by the Internal Revenue Service for tax years ending December 31, 2004 and 2005. The

Company is under a provincial tax audit in Canada for tax years 2003 – 2005. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however the Company cannot be certain that the changes in FIN 48 will not impact the effective tax rate.

NOTE F — SEGMENT REPORTING

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

The following table sets forth operations by segment for the three months ended March 31, 2008 and 2007.

	Early Stage	Late Stage	Corporate Allocations	Total
Direct revenue	(in thousands)
2008	$37,632	$49,168	$—	$86,800
2007	$29,704	$55,077	$—	$84,781
Earnings (loss) from continuing operations
2008	$2,611	$(3,485)	$(6,610)	$(7,484)
2007	$5,041	$8,790	$(5,218)	$8,613
Earnings (loss) from continuing operations before income taxes
2008	$2,674	$(3,919)	$(7,437)	$(8,682)
2007	$5,349	$9,314	$(6,759)	$7,904
Total assets
2008	$152,617	$435,230	$8,353	$596,200
2007	$146,394	$418,036	$6,222	$570,652

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included in this report on Form 10-Q for the quarter ended March 31, 2008, and in our Annual Report on Form 10-K for the year ended December 31, 2007. This discussion contains forward-looking statements that are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in the forward-looking statements as a result of certain factors, including, but not limited to, those in the discussion on forward-looking statements below.

Overview

We operate our business in two segments, early stage and late stage. Our early stage segment consists primarily of our Phase I clinical trial services and our bioanalytical laboratory services, including early clinical pharmacology. Our late stage segment consists primarily of Phase II through Phase IV clinical trial services and a comprehensive array of related services, including data management and biostatistics, medical and scientific affairs, regulatory affairs and clinical information technology and consulting services. For additional information about segments, see Note F to the consolidated financial statements.

During 2006, we discontinued operations at our Miami and Ft. Myers facilities. All financial results for the three months ended March 31, 2008, include any residual activity from discontinued operations, such as collections of outstanding accounts receivable and property tax payments on the vacant land in Miami. In the first quarter of 2008, there was no activity related to any discontinued operation that was considered material. In addition, we have made certain balance sheet reclassifications, primarily related to income taxes, to the 2007 financial information to conform to the 2008 presentation.

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

In our late stage business, we report revenue line items consisting of direct revenue and reimbursed out-of-pocket expenses, together with an expense line item for reimbursable out-of-pocket expenses, which consist of travel and other expenses related to studies that are reimbursed by our clients.

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

Critical Accounting Estimates

We make estimates and assumptions in the preparation of our consolidated financial statements, which affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and revenues and expenses for the applicable period ended date. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates and such differences may be material to our consolidated financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors we believe to be reasonable under the circumstances. These estimates and our actual results are subject to the “Risk Factors” contained in Item 1A of this report. There have been no material changes in our critical accounting estimates or our application of these estimates during the three months ended March 31, 2008.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table sets forth our results of operations both numerically and as a percentage of direct revenue for the three months ended March 31, 2008 and 2007.

	2008		2007
	(In thousands, except per share data)
Direct revenue	$86,800	100.0%	84,781	100.0%
Direct costs	60,893	70.2	50,478	59.5
Selling, general and administrative expenses	33,391	38.5	25,690	30.3
Total other expense, net	(1,198)	(1.4)	(709)	(0.8)
(Loss) earnings from continuing operations before income taxes	(8,682)	(10.0)	7,904	9.3
Income tax expense	995	1.1	1,783	2.1
(Loss) earnings from continuing operations before minority interest in joint venture	(9,677)	(11.1)	6,121	7.2
Minority interest in joint venture	422	0.5	129	0.2
(Loss) earnings from continuing operations	(10,099)	(11.6)	5,992	7.1
Earnings from discontinued operations, net of tax	—		640	0.8
Net (loss) earnings	$(10,099)	(11.6)%	6,632	7.8%
(Loss) earnings per share from continuing operations:
Basic	$(0.53)		0.32
Diluted	$(0.53)		0.32

Direct Revenue

Direct revenue, which does not include reimbursed out-of-pocket expenses, was $86.8 million for the three months ended March 31, 2008, an increase of 2.4% from $84.8 million for the corresponding 2007 period. The increase is attributable to growth in the early stage segment, partially offset by lower revenues in the late stage segment primarily due to project cancellations.

Direct revenue in the early stage segment was $37.6 million for the three months ended March 31, 2008, compared to $29.7 million for the corresponding 2007 period. This increase of 26.7% is primarily attributable to higher direct revenue in the laboratories and clinics. The performance of our bioanalytical laboratories continues to grow, with increasing sample volumes in the first quarter 2008 compared to the corresponding 2007 period. Direct revenue in the late stage segment was $49.2 million for the three months ended March 31, 2008, compared to $55.1 million in the corresponding 2007 period. This decrease of 10.7% is primarily the result of project cancellations in our backlog totaling $30.0 million in the first quarter 2008 and $29.0 in the fourth quarter 2007. The majority of the cancellations in the first quarter 2008 resulted from biotech companies deciding not to continue studies. This was unlike the fourth quarter 2007 where the majority of the cancellations related to large pharmaceutical companies. The combined cancellations negatively impacted direct revenue by approximately $6.6 million in the first quarter 2008 and are expected to negatively impact 2008 revenues by approximately $29.6 million. The majority of the cancellations in the first quarter 2008 and in the fourth quarter 2007 were primarily due to issues surrounding the efficacy of the drugs and not related to our performance. We expect to be impacted by the unusually high level of cancellations, which occurred over the last two quarters, throughout the remainder of the year, but we believe our strengthened backlog indicates a trend of long-term growth.

For the three months ended March 31, 2008, direct revenue was $34.0 million from U.S. operations and $52.8 million from foreign operations compared to $38.7 million from U.S. operations and $46.1 million from foreign operations in the corresponding 2007 period.

Direct Costs

Direct costs increased to $60.9 million for the three months ended March 31, 2008, compared to $50.5 million for the corresponding 2007 period. For the three months ended March 31, 2008, direct costs as a percentage of direct revenue increased to 70.2% from 59.5% in the corresponding 2007 period. This increase is attributable to higher costs in both the early and late stage segments. Increased direct costs in the early stage segment are primarily due to higher expenses related to the expansion of our clinics and laboratories in Canada, including additional investments in clinical personnel. Increased costs in the late stage segment are primarily attributable to higher compensation and related benefit costs.

Gross Profit Margins

Gross profit margins as a percentage of direct revenue was 29.8% for the three months ended March 31, 2008, compared to 40.5% for the corresponding 2007 period. Since we perform a wide variety of services which carry different gross margins, our margins will vary from quarter-to-quarter and year-to-year based upon the mix of these contracts, our capacity levels at the time we begin the projects and the amount of revenue generated for each type of service we perform. Even within category types, the amount of gross margins generated might vary due to the unique nature and size of each contract and project.

During the three months ended March 31, 2008, the early stage segment had higher than expected direct costs, partially offset by increased direct revenue, which resulted in decreased profit margins compared to the corresponding 2007 period. A number of clinical projects were rescheduled, postponed or cancelled during the latter part of the fourth quarter 2007. Our clinics were staffed to run these studies and when the projects were rescheduled, postponed or canceled, the clinics operated at a lower than expected utilization level, which negatively impacted the segment's margins. Of these projects, approximately 50% were started and completed in the first quarter 2008, while the remainder have been either cancelled or postponed to later periods. We believe these shifts in project timing are temporary, and we believe there has not been a systemic change in market conditions that would impact continued growth of direct revenue in the early stage segment, which was up 26.7% in the first quarter 2008 compared to the corresponding 2007 period. Profit margins in the late stage segment decreased as a result of project cancellations and increased compensation and related benefit costs.

In January 2008, we acquired certain assets of Princeton Bioanalytical Laboratory, LLC, including laboratory equipment and procedural documentation. With the development of the laboratory, we will add macromolecule analysis capabilities to our existing small molecule services. In addition, the acquisition also enabled us to initiate method development and production enhancements in our ligand-binding laboratory in Canada.

Selling, General and Administrative Expenses

Selling, general and administrative, or SG&A, expenses increased to $33.4 million for the three months ended March 31, 2008, compared to $25.7 million for the corresponding 2007 period. As a percentage of direct revenue, SG&A expenses increased to 38.5% in the first quarter 2008 from 30.3% in the first quarter 2007.

In March 2008, we announced workforce reductions in both the early stage and late stage segments. We recorded a severance charge of $2.0 million in the first quarter 2008, of which $0.4 million impacted the early stage segment ($0.3 million recorded in SG&A expenses and $0.1 million recorded in direct costs) and $1.6 million impacted the late stage segment. In the second quarter of 2008, we will incur an additional estimated charge of $1.5 million in connection with office closings in Washington, D.C, and Australia. It is intended that our regulatory consulting staff in Washington will continue as full-time employees and the core of the clinical research personnel in Australia will continue as home-based employees. We expect that the favorable impact of implementing these cost reduction strategies will be realized beginning in the third quarter of 2008.

Corporate SG&A expenses for the three months ended March 31, 2008 were $6.6 million compared to $5.2 million in the corresponding 2007 period. This increase of $1.4 million is attributable to an increase in non-cash compensation costs and higher professional fees, partially offset by a decrease in legal fees related to the SEC investigation.

Interest Income and Interest Expense

Interest expense decreased to $1.4 million for the three months ended March 31, 2008, compared to $1.6 million in the corresponding 2007 period. This decrease is primarily attributable to a reduction of interest expense on our line of credit as there were no borrowings under the line during the first quarter 2008.

Interest income for the three months ended March 31, 2008, was $0.5 million and remained consistent compared to the corresponding 2007 period.

Foreign Currency Exchange Transactions

We do not enter in currency transactions with the intent of speculating or trading. Our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting in the consolidated financial statements. Our foreign subsidiaries translate their financial results from local currency into U.S. dollars in the following manner: (a) income statement accounts are translated at average exchange rates for the period; (b) balance sheet asset and liability accounts are translated at end of period exchange rates; and (c) equity accounts are translated at historical exchange rates. Translation in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep in agreement the foreign subsidiaries’ balance sheets. If foreign exchange rates remained at the 2007 year-end spot exchange rate for translation, early stage revenues for the first quarter 2008 would have been reduced by $0.5 million when translated into U.S. dollars, and late stage revenues for the first quarter 2008 would have been reduced by $0.1 million when translated into U.S. dollars. Similarly, early stage direct costs for the first quarter 2008 would have been reduced by $0.5 million and late stage direct costs for the first quarter 2008 would have been reduced by $0.2 million. Further, early stage SG&A expenses for the first quarter 2008 would have been reduced by $0.2 million. The impact of translation on late stage SG&A expenses for the first quarter 2008 was not material. The net effect on earnings from operations from translation of functional currency to reporting currency for the first quarter 2008 was earnings of $0.1 million in the early stage and $0.2 million in the late stage.

Foreign currency exchange transaction loss was $0.4 million for the three months ended March 31, 2008, compared to a gain of $0.4 million in the corresponding 2007 period. This change was primarily due to the U.S. dollar weakening approximately 1.1% against the Euro and 4.3% against the Swiss Franc during the first quarter 2008. Within our early stage segment operating in Canada, essentially all costs are in Canadian dollars, while a significant portion of direct revenue is either in U.S. dollars or Euros. Similarly, in the late stage segment in Europe, costs are primarily in Euros and Swiss Francs, while a significant portion of direct revenue is in U.S. dollars. During the three months ended March 31, 2008, we entered into foreign currency forward contracts to hedge exposure related to receivables denominated in currencies other than the functional currency. Due to the nature and short-term duration of these contracts, we did not elect to apply hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for these transactions.

Income Taxes

Our effective tax rate for the three months ended March 31, 2008 was an expense of 11.4% compared to 22.6% in the corresponding 2007 period. For the three months ended March 31, 2008, the loss from continuing operations before income taxes consisted of a domestic loss of $8.9 million and foreign earnings of $0.3 million. We continue to maintain a full valuation allowance against the domestic net deferred tax assets. For the three months ended March 31, 2008, we did not record any tax benefits associated with the domestic operating loss and recorded consolidated tax expense of $1.0 million, which was primarily attributable to state taxes, taxes on foreign earnings and tax expense related to uncertain tax positions. The overall reduction in income tax expense for the first quarter 2008 as compared to the first quarter 2007 was due to reduced foreign earnings as compared to the same period in the prior year.

We also continue to maintain a partial valuation allowance relating to research and development tax credits resulting from our Canadian operations and net operating losses on certain foreign subsidiaries. We established the valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized.

We receive significant tax credits from the government of Canada relating to our research and development expenses. These credits and tax assets reduce our tax liability in Canada. We expect the nature of our early stage business and the generation of significant tax credits will continue; however, we cannot be assured of the future amount of these credits due to the mix of contracts and the related amounts of research and development activity.

We remain subject to potential examination in federal, state and foreign jurisdictions in which we conduct operations and file tax returns. We believe that the results of any current or prospective audits will not have a material adverse effect on our financial position or results of operations as adequate reserves have been provided to cover any potential exposures related to these audits.

We operate in the U.S. and in numerous taxing jurisdictions worldwide, many with lower tax rates than the U.S. We expect (i) the nature of our business in Canada and the generation of Canadian tax credits to continue and (ii) PharmaNet Inc., our late stage subsidiary to continue generating the majority of its profits in taxing jurisdictions with lower effective tax rates. We also have valuation allowances against certain material deferred tax assets. We cannot be certain that changes in our operating income shifts in the location of the performance of work or other factors such as FIN 48 will not impact the effective tax rate.

Earnings (Loss) Per Share

The weighted average number of shares outstanding used in computing earnings per share on a diluted basis was 19.2 million shares for the three months ended March 31, 2008, an increase from 18.9 million shares in the corresponding 2007 period. This increase resulted primarily from stock option exercises and the issuance of stock options and RSUs. In addition, we issued 0.1 million shares in March 2008 in connection with the settlement of the class action litigation.

Liquidity and Capital Resources

As of March 31, 2008, cash and cash equivalents totaled $63.9 million and working capital was $85.9 million, compared to cash, cash equivalents and marketable securities of $80.2 million and working capital, excluding the assets and liabilities from discontinued operations, of $81.9 million as of December 31, 2007. For the three months ended March 31, 2008, net cash used in operating activities was $20.1 million compared to $6.9 million for the corresponding 2007 period. This change is primarily due to decreases in net earnings from continuing operations of $16.1 million and operating liabilities of $20.9 million, partially offset by decreases in operating assets of $22.2 million. During the three months ended March 31, 2008, we made cash payments of $3.7 million and issued common stock valued at $4.0 million to the plaintiffs in the settlement of the class action litigation. Such amounts had been recorded as accrued liabilities in the consolidated balance sheet as of December 31, 2007.

For the three months ended March 31, 2008, net cash provided by investing activities was $0.7 million compared to net cash used in investing activities of $8.0 million for the corresponding 2007 period. This change was primarily due to proceeds of $2.5 million from the sale of marketable securities in the first quarter 2008 compared to purchases of marketable securities of 2.6 million for the corresponding 2007 period. Purchases of property and equipment decreased to $1.7 million for the first quarter 2008 compared to $5.4 million for the corresponding 2007 period.

For the three months ended March 31, 2008, net cash provided by financing activities was $1.8 million compared to $5.3 million for the corresponding 2007 period. The decrease is primarily due to a reduction in borrowings on the line of credit of $5.0 million, offset by proceeds recognized on stock issued under option plans, the ESPP and restricted stock awards which increased $1.0 million compared to the corresponding 2007 period.

We have a $45.0 million Credit Facility with a syndicate of banks that originated in 2004. The Credit Facility has a maturity date of December 22, 2009. The Credit Facility was amended and restated in its entirety in 2005 and has been subsequently amended six times. The latest amendment, on March 11, 2008, modified certain provisions to enable us to make certain investments and acquisitions.

The Fourth Amendment on October 14, 2006, substantially modified certain financial covenants and conditions in the Credit Facility to reflect our then-current operations and business needs. The material terms of the amendment (i) required us to provide the Bank (as defined) with additional financial reporting, (ii) permitted us to enter into a sale-leaseback transaction for our Quebec City facility, and (iii) would require a temporary reduction in the amount of borrowing capacity under the Credit Facility to $22.5 million in the event our trailing twelve-month EBITDA (as defined) is materially below, by a certain percentage, the forecasts we provide to the Bank. If the total amount of our outstanding loans exceeds $22.5 million at the time of the occurrence of such an event, we have no immediate obligation to repay these loans. If the trailing twelve-month EBITDA exceeds this threshold in future periods, the full borrowing capacity of the Credit Facility would be restored to $45.0 million. In conjunction with this amendment, the Applicable Margin (as defined) with respect to LIBOR loans was increased by 25 basis points to 3.25% and the Applicable Margin with respect to revolving loans that are prime rate loans was increased by 25 basis points to 2.25%, subject to change based upon certain leverage ratios.

As of March 31, 2008, the principal balance outstanding on the Credit Facility was zero. Based on our financial performance during the first quarter 2008, we were unable to meet certain financial requirements of the Credit Facility, and as a result, have entered into a period of default. Due to this default, we are not eligible to borrow against the revolving line of credit. We are currently in discussions with the Banks to address the default situation. Management believes that the inability to draw on the Credit Facility will not have a material impact on our liquidity or operations in the near term.

The obligations under the Credit Facility are guaranteed by each of our U.S. subsidiaries, are secured by a lien on the vacant land in Miami, Florida, a pledge of all of the assets of our U.S. operations and U.S. subsidiaries and a pledge of 65% of the stock of certain of our foreign subsidiaries. The U.S. assets collateralizing the Credit Facility amounted to approximately $400.0 million, including goodwill and intangible assets and are included in the consolidated balance sheet as of March 31, 2008.

We have issued and outstanding $143.8 million principal amount of 2.25% Convertible Senior Notes due 2024, or the Notes. The Notes are unsecured senior obligations and are effectively structurally subordinated to all existing and future secured indebtedness, and to all existing and future liabilities of subsidiaries, including trade payables. We capitalized all costs related to the issuance of the Notes in 2004 and have been amortizing these costs on a straight-line basis over the expected term, which approximates the effective interest method. Interest is payable in arrears semi-annually on February 15 and August 15 of each year.

The Notes are convertible at any time prior to maturity into cash and, if applicable, shares of common stock based upon an initial conversion rate of 24.3424 shares per $1,000 in principal amount, or an initial conversion price of $41.08 per share. Subject to adjustment in certain circumstances, the maximum number of shares that can be issued upon conversion is 3.1 million. Upon conversion, holders of the Notes will be entitled to receive cash up to the principal amount and, if applicable, shares of common stock pursuant to a formula contained in the indenture. On each of August 15, 2009, 2014 and 2019, holders may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount, plus accrued and unpaid interest. On or after August 15, 2009, we may, at our option, redeem the Notes in whole or in part for cash at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. If a majority of the holders require us to repurchase their outstanding Notes, we may have to seek additional financing, depending on the amount of the Notes to be repurchased and the amount of cash or other liquid assets available at that time. We are currently evaluating alternative financing arrangements.

Based upon our cash balances and cash flows from operations, we believe we have adequate working capital to meet our operational needs for the next 12 months.

In order to provide a liquidity metric that enables investors to benchmark us against others in the industry, we calculate days sales outstanding, or DSO, for each period. DSO is calculated by taking the consolidated accounts receivable balance at the end of a period and subtracting both short-term and long-term client advances at the end of the period. The resulting number is divided by average net revenue per calendar day for the period. As of March 31, 2008, our DSO was 41 days compared to 36 days as of December 31, 2007. Accounts receivable, net of client advances, decreased $3.0 million, while daily revenue decreased $0.2 million, which resulted in a higher DSO.

Capital Expenditures and Commitments

During the three months ended March 31, 2008, capital expenditures, excluding non-cash additions of $1.1 million, were $1.7 million compared to $5.4 million for the corresponding 2007 period. We expect to purchase between $11.2 million and $13.2 million in capital assets during the remainder of 2008, consisting primarily of new bioanalytical laboratory and computer equipment.

Off-Balance Sheet Commitments

In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. As of March 31, 2008, these non-cancelable purchase obligations were not materially different from those disclosed in the Contractual Obligations table contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Under our agreement with our joint venture partner in Spain, we are required to fund the working capital of Anapharm Europe, S.L. Since that operation generates sufficient cash flow from operations, we have not had to provide it any working capital during the three months ended March 31, 2008 nor do we expect to be required to do so in the immediate future.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years, except that FASB Staff Position 157-2 delayed the effective date of SFAS 157 until fiscal years beginning after November 18, 2008, for non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Accordingly, effective January 1, 2008, we adopted this limited provision of SFAS 157. We are currently evaluating the impact of SFAS 157 for non-financial assets and liabilities. Refer to Note A to the consolidated financial statements for a further discussion regarding the adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We adopted SFAS 159 in the interim period beginning January 1, 2008. The adoption did not have a material effect on our consolidated financial position, results of operations or cash flows during the three months ended March 31, 2008.

Forward-Looking Statements

Certain statements made in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “seek,” “intend,” “believe,” “plan,” “estimate,” “expect,” “anticipate” and other similar expressions are forward-looking statements within the meaning of this act. Some or all of the results anticipated by these forward-looking statements may not occur. Factors that could cause or contribute to such differences include, but are not limited to:

•

industry trends and information;

•

our ability to implement our business strategy;

•

our ability to leverage our strong reputation;

•

developments with respect to the SEC’s inquiry and derivative lawsuits;

•

our ability to successfully achieve and manage the technical requirements of specialized clinical trial services;

•

regulatory changes;

•

changes affecting the clinical research industry;

•

an increase or reduction in outsourcing by pharmaceutical and biotechnology companies;

•

our ability to compete internationally in attracting clients in order to develop additional business;

•

our evaluation of our backlog and the potential cancellation of contracts;

•

our ability to retain and recruit new employees;

•

our clients’ ability to provide the drugs and medical devices used in our clinical trials;

•

our assessment of our effective tax rate and tax valuation allowances;

•

our future effective tax rate;

•

our anticipated 2008 capital expenditures;

•

the need for us to repurchase any unregistered securities which we sold in violation of securities laws,

•

our ability to remediate our material weakness;

•

our financial guidance;

•

the impact of foreign currency transaction costs and the effectiveness of any hedging strategies that we implement; and

•

the national and international economic climate as it affects drug development operations.

The results anticipated by any or all of these forward-looking statements might not occur. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise, except as required by applicable laws and regulation. For more information regarding some of the ongoing risks and uncertainties of our business, see Item 1A “Risk Factors” of this report and our other filings with the SEC.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with market rates and prices, interest rates and credit in the ordinary course of business. We are also exposed to currency risk due to our foreign operations. Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, convertible senior notes and notes payable. As of March 31, 2008, the fair value of these instruments approximated their carrying amounts, except for the convertible senior notes which were at 95% of par value based on the market trading price on that date. We have not entered into any market risk sensitive instruments for trading purposes.

Market Risk

We have invested in marketable securities which we classify as available-for-sale and carry at fair value based on quoted market prices. We are exposed to adverse changes in the market value of such securities while held by us; however, during the three months ended March 31, 2008 and 2007, unrealized holding losses were insignificant. As of March 31, 2008, we did not have any investments in marketable securities; however as of December 31, 2007, we had such investments in the amount of $2.7 million.

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

Interest rate risk

We have a $45.0 million Credit Facility with a syndicate of banks. The interest rate on the facility is variable and is based on LIBOR and the prime rate. Changes in interest rates, and LIBOR and the prime rate in particular, can affect our cost of funds under this facility; however, we have had no outstanding borrowings under this facility since the third quarter of 2007.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective because of the material weaknesses disclosed in our Form 10-K for the year ended December 31, 2007.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

Other than the remediation steps discussed below, there were no changes to our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Steps Subsequent to December 31, 2007

Management is taking the following measures to address the material weaknesses identified in the Form 10-K for the year ended December 31, 2007, and to enhance our internal control over financial reporting. Management is:

•

Re-evaluating the process relating to the recording and recognition of revenue in our late stage segment;

•

Working with internal project budget analysts and operational management to enhance our controls for developing, maintaining and amending percent achieved calculations;

•

Providing additional training, review and management, including project budget analysts’ oversight, of personnel responsible for the percent achieved calculations;

•

Re-evaluating the design of income tax accounting processes and controls and implement new and improved processes and controls, including the addition of tax personnel;

•

Increasing the level of review and discussion of tax reconciliations and supporting documentation with our outside tax advisors and management; and

•

Formalizing a process for documenting decisions made based upon the review of tax packages or any other supporting information provided.

We anticipate that these remediation actions will represent ongoing improvement measures. While we are taking steps to remediate the material weaknesses which were previously disclosed in the Form 10-K for the year ended December 31, 2007, additional monitoring procedures have been put into place. During 2008, we will continue to reassess the effectiveness of our remediation efforts in connection with management’s tests of internal control over financial reporting. The resulting errors from the material weaknesses did not have a material effect on our financial results for the three months ended March 31, 2008.

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

On August 1, 2007, we issued a press release announcing that we had entered into an agreement to settle the Federal Securities Actions on the principal terms set forth in an Agreement to Settle Class Action, referred to herein as the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, the class will receive approximately $28.5 million (less legal fees, administration and other costs). We accrued an estimated liability of $10.4 million during the year ended December 31, 2007, which was not covered by our insurance, associated with the Settlement Agreement and other related litigation. We had the option to elect to pay up to $4.0 million of this amount in common stock, or all in cash. The common stock was to be valued according to the volume weighted average closing price for the 10 trading days leading up to the date the district court enters an order formally approving the Settlement Agreement. On December 3, 2007, the Court preliminarily approved the Settlement Agreement. On December 11, 2007, we made cash payments to the plaintiffs escrow account in the amount of $0.3 million and on January 11, 2008, we made cash payments to the plaintiffs escrow account in the amount of $3.7 million. On March 10, 2008, the Court formally approved the Settlement Agreement and entered Final Judgment. On March 24, 2008, we issued 135,870 shares of common stock to the plaintiffs settlement fund to settle the action, or $4.0 million in common stock, the value of such common stock equal to $29.44 per share which was calculated as set forth above. The common stock and cash have not been disbursed to the class. On April 9, 2008, a Notice of Appeal of the Final Judgment was filed. It is uncertain how long the appeals process will take.

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

A consolidated amended complaint was filed in the Federal Derivative Action on November 13, 2006. On January 11, 2007, the defendants filed a motion to dismiss that amended complaint. On July 24, 2007, the district court denied the defendants’ motion to dismiss the Federal Derivative Action. On September 17, 2007, the parties sent the Court a letter informing the Court that the parties have engaged in settlement discussions. The parties have agreed to extend the deadline for all defendants to respond to the operative complaint pending settlement negotiations. As a result of the settlement discussions, we reached a preliminary agreement to settle the Federal Derivative Action. Under the terms of the agreement, the plaintiffs will receive $2.0 million in cash, of which $1.0 million will be covered by our insurance policy. Under the terms of the agreement, we do not admit to any liability by us or any of our current and former directors, officers and employees who were named in the lawsuit.  The agreement has been finalized, but it is not yet signed, and the settlement is subject to court approval and other customary conditions.

If the settlement agreement is not ultimately finalized, the individuals named as defendants in the Federal Derivative Action and the Florida Circuit Court Derivative Action intend to vigorously defend against the lawsuits. As the outcome of these matters is difficult to predict, significant changes in our estimated exposures could occur.

Our attempts to resolve these legal proceedings involve a significant amount of attention from our management, additional cost and uncertainty, and these legal proceedings may result in material damage or penalty awards or settlements, and may have a material and adverse effect on our results of operations, including a reduction in net earnings and a deviation from forecasted net earnings.

Item 1A.

Risk Factors

The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks were to occur, individually or in the aggregate, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Risks Related to Our Business

Our indebtedness may impact our financial condition or results of operations, and the terms of our outstanding indebtedness may limit our activities.

We are currently in default under our Credit Facility, and while we are in negotiations with our lenders to correct this situation, we cannot assure you that we will be able to restore our borrowing capacity to accommodate our business needs. In the event we are able to restore our borrowing capacity, subject to applicable restrictions in our outstanding indebtedness, we may incur additional indebtedness in the future. We do not expect to need to borrow under our Credit Facility in the near future. Our level of indebtedness will have several important effects on our future operations, including, among others:

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

•

issue capital stock,

•

make capital expenditures, and

•

sell assets.

We may not have sufficient funds to pay the principal return upon conversion or to repurchase our outstanding convertible senior notes under circumstances when we are required to do so as early as August 2009.

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

We may not have sufficient funds at any such time to make the required payment upon conversion or to purchase the notes, and we may not be able to raise sufficient funds to satisfy our obligations. Due to uncertainties inherent in the capital markets (e.g., availability of capital, fluctuation of interest rates, etc.), we cannot be certain that existing or additional financing will be available to us on acceptable terms, if at all. The financial markets generally, and the credit markets in particular, are and have been experiencing substantial turbulence and volatility, both in the U.S. and in other markets worldwide. Market situations can result in substantial reductions in available loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. Even if we are able to obtain additional debt financing, we may incur additional interest expense, which may decrease our earnings, or we may become subject to covenants and other contractual provisions that restrict our operations. Furthermore, the terms of our Credit Facility contain financial covenants or other provisions that could be violated by payment of the required amounts upon conversion or the repurchase of the notes. Our failure to pay the required amounts on conversion of any of the notes when converted or to repurchase any of the notes when we are required to do so would result in an event of default with respect to the notes, which could result in the entire outstanding principal balance and accrued but unpaid interest on all of the notes being accelerated, and could also result in an event of default under our other outstanding indebtedness.

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

We are subject to a number of class actions and derivative actions in federal court which were consolidated in the District of New Jersey. A number of securities class actions and derivative actions have been filed against us. The securities class action alleged that we and certain of our former officers and directors engaged in violations of the anti-fraud provisions of the federal securities laws. The derivative suits are brought on behalf of PharmaNet against certain of our former officers and/or directors alleging, among other things, breaches of fiduciary duty. The complaints in these actions seek, among other things, unspecified damages and costs associated with the litigation. As of December 31, 2006, our $250,000 insurance deductible was reached. On August 1, 2007, we entered into an Agreement to Settle Class Action to settle the securities class action lawsuit. Under the terms of the Agreement to Settle Class Action, which was approved by the court on March 10, 2008 but later appealed on April 9, 2008, our D&O insurance coverage has been exceeded. Since the settlement of the securities class action suit has exhausted our D&O policy limits, we have only limited coverage under our Side A policies for additional legal fees or to cover any adverse judgment in the derivative suit. As such, our future earnings and financial condition could be materially and adversely affected. Additionally, in the event the derivative action continues to be litigated, the attention of our management and other personnel could be diverted.

If we do not continue to generate a large number of new client contracts, or if our clients cancel or defer contracts, our profitability may be adversely affected.

On average, our late stage contracts extend over a period of approximately two and a half years, although some may be of shorter or longer duration. However, all of our contracts are generally cancelable by our clients with little or no notice. A client may cancel or delay existing contracts with us at its discretion. Our inability to generate new contracts on a timely basis could have a material adverse effect on our business, financial condition or results of operations. In addition, since a large portion of our operating costs are relatively fixed, variations in the timing and progress of contracts can materially affect our financial results. The loss or delay of a large project or contract or the loss or delay of multiple smaller contracts could have a material adverse effect on our business, financial condition or results of operations. We experience termination, cancellation and delay of contracts by clients from time to time in the ordinary course of business. If client cancellations continue at the rates experienced in our last two fiscal quarters, our future financial results could be negatively impacted.

Our backlog may not be indicative of future results.

Our backlog of $482.9 million as of March 31, 2008, is based on anticipated service revenue from uncompleted projects with clients. Backlog is the amount of revenue that remains to be earned and recognized on written awards, signed contracts and letters of intent. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date, and subsequent client-authorized services related to terminating the cancelled of the project. The duration of the projects included in our backlog range from a few weeks to many years. We cannot assure you that this backlog is indicative of future results. A number of factors may affect backlog, including:

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

Our Credit Facility contains certain restrictive covenants that may limit our ability to enter into acquisitions by setting limits on the amount of additional debt that we can incur for financing any acquisitions. The Credit Facility also restricts the terms of equity consideration paid in acquisitions. We are currently in default under our Credit Facility.

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

In connection with the internal control audit for the year ended December 31, 2007, our management assessed our internal control over financial reporting and concluded that two material weaknesses existed. Certain studies were not accounted for consistently during the first and third quarters of 2007 as a result of changes in contract estimates, as the method of determining the percent achieved did not follow guidance consistent with Staff Accounting Bulletin No. 104, “Revenue Recognition.” The resulting errors from this material weakness, which was primarily attributable to percent achieved calculations, did not have a material effect on our financial results for the year ended December 31, 2007.

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

We cannot assure you that our independent registered public accounting firm will agree with management’s assessment that we have begun to remediate the material weaknesses in the manner disclosed in Item 4, or that we will not encounter further instances of breakdowns in our internal control over financial reporting. Public disclosure of these material weaknesses or a failure to promptly complete our remediation effort could cause our common stock price to decrease. Moreover, we believe that any system of internal control can be circumvented by individuals who engage in improper action. In such an event, our results of operations could be distorted. If the improper activity is material, once discovered and publicly disclosed, our common stock price could materially decrease, and we could be required to restate our consolidated financial statements.

The risks and uncertainties associated with discontinued operations could adversely impact our company.

We made the strategic decision in 2006 to discontinue our Florida operations in order to focus on our other businesses. There continue to be risks associated with discontinuing these operations. We may incur costs in addition to those disclosed in the consolidated financial statements. In addition, if we are unable to convince our clients that the problems principally related to our discontinued operations were either not accurately reported or have been rectified, we may lose future revenue and our future results of operations may be materially and adversely affected. The allegations related to our discontinued operations and the repetition of these allegations in the media have harmed our reputation. As a result, clients may decline to give us new contracts for studies to be performed by us unless we can convince them that the allegations, which affected our discontinued operations, have not impacted our ability to provide high quality clinical research in compliance with our clients’ protocols and all regulatory requirements. Depending upon the impact of the foregoing as well as other issues on our business, the foregoing allegations may have a material adverse affect on our results of operations, including a reduction in our net earnings or a deviation from our forecasted net earnings. Despite the fact that we ceased reporting discontinued operations separately in our financial statements and have successfully completed all studies related to our discontinued operations, we believe the negative effects on our reputation and relationships with clients may continue to pose a risk to our business.

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

The trading price of our common stock has been, and is likely to continue to be, volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•

operating performance of our competitors,

•

changes in financial estimates by securities analysts,

•

media articles,

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

As a result, investors could lose all or part of their investment. In addition, the stock market in general experiences price and volume fluctuations that are often unrelated and disproportionate to the operating performance of companies such as us. If any of these risks occur, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

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

We previously filed a registration statement covering the registration of up to 150,000 shares of our common stock pursuant to our Employee Stock Purchase Plan, or ESPP. As a result of an error in recordkeeping, the amount of shares authorized under the ESPP exceeded the amount of shares registered on Form S-8 by 400,000 shares. We have determined that the offer and sale of the shares and interests in the ESPP above the amount registered were not exempt from registration under the Securities Act, and that such sale by us to our employees should have been registered under the Securities Act. Due to our possible violation of securities laws, we may continue to be contingently liable for rescission or damages to our employees during the one-year period following the sale of such shares. As of March 31, 2008, the aggregate purchase price of shares subject to a right of rescission was $2.2 million. We believe that our estimated current potential liability for rescission claims is not material to our financial condition or results of operations. We do not believe that such an obligation is probable so long as our common stock trades at a price above the price at which we would be obligated to repurchase shares. Such probability would increase if the price of our common stock were to fall below participants’ acquisition prices for their interests in the ESPP during the one-year period following the sales of unregistered shares. In addition, regulators may pursue actions or impose penalties and fines against us with respect to any potential violations of securities laws.

On April 7, 2008, we filed a Form S-8 registration statement with the SEC to register the 400,000 shares of common stock that had been authorized for issuance by our Board of Directors and approved by our stockholders but not registered. We cannot assure that registering these shares will be successful in limiting our risk associated with the possible violation of securities laws.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

We have an Employee Stock Purchase Plan, also referred to herein as the ESPP, which permits eligible employees, excluding executive officers, to purchase up to 550,000 shares of our common stock. We previously filed a registration statement covering the offering of up to 150,000 shares of our common stock pursuant to our ESPP. As a result of an error in recordkeeping, the amount of shares issued under the ESPP has exceeded the amount of shares registered on Form S-8. We have determined that the offer and sale of the shares and interests in the ESPP above the amount registered were not exempt from registration under the Securities Act, and that such sales should have been registered under the Securities Act. Under the applicable provisions of federal securities laws, plan participants who purchased such unregistered shares of common stock may seek to rescind the transaction within one year following the date of purchase.

Prior to June 30, 2007, we sold 159,065 unregistered shares to plan participants. From July 1, 2007, through March 31, 2008, we sold 97,387 unregistered shares to plan participants in two separate transactions. For the offering period ended June 30, 2007, we sold 56,266 shares at $18.75 per share. For the offering period ended December 31, 2007, we sold 41,121 shares at $27.10 per share. Accordingly, until June 30, 2008, the aggregate purchase price of shares subject to rescission is $2.2 million. After June 30, 2008, and until December 31, 2008, the aggregate purchase price of shares subject to rescission was $1.1 million. We are not obligated to purchase any shares after December 31, 2008. The closing price of our common stock on May 5, 2008, was $14.82 per share.

While we believe that the possibility of rescission of a portion of the ESPP shares may occur, the repurchase of the shares issued on July 1, 2007, and January 1, 2008, is not solely within our control. On April 7, 2008, we filed a Form S-8 registration statement with the SEC to register the 400,000 shares of common stock that had been authorized for issuance by our Board of Directors and approved by our stockholders but not registered.

Item 6.

Exhibits

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf on May 8, 2008, by the undersigned, thereunto duly authorized.

PharmaNet Development Group, Inc.

By:	/s/ JEFFREY P. MCMULLEN
Jeffrey P. McMullen,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN P. HAMILL
John P. Hamill,
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )