Form 10-Q
period 2008-06-30
PharmaNet Development Group Inc
filed 2008-08-06
CIK 1089542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $0.001 par value per share	19,468,692 shares

INDEX

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

1

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

15

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

25

Item 4.      Controls and Procedures

27

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

28

Item 1A.   Risk Factors

29

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

40

Item 4.      Submission of Matters to a Vote of Security Holders

40

Item 6.      Exhibits

42

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$51,531	$77,548
Investment in marketable securities	—	2,650
Accounts receivable, net	138,549	132,550
Income taxes receivable	2,670	1,855
Deferred income taxes	324	298
Prepaid expenses	9,874	6,589
Other current assets	7,053	5,274
Assets from discontinued operations	—	5,199
Total current assets	210,001	231,963
Property and equipment, net	68,369	67,506
Goodwill	266,973	266,973
Other intangible assets, net	25,157	26,442
Deferred income taxes	13,091	14,111
Other assets, net	7,277	7,840
Total assets	$590,868	$614,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,369	$13,843
Accrued liabilities	31,782	47,978
Client advances, current portion	72,278	79,312
Income taxes payable	227	—
Capital lease obligations and notes payable, current portion	3,076	3,562
Deferred income taxes	33	31
Other current liabilities	18	154
Liabilities from discontinued operations	—	1,770
Total current liabilities	115,783	146,650
Client advances	3,271	2,602
Deferred income taxes	8,563	8,518
Capital lease obligations and notes payable	4,856	5,634
2.25% Convertible senior notes payable	143,750	143,750
Other non-current liabilities	17,147	15,590
Minority interest in joint venture	4,047	2,722
Commitments and contingencies (Note C)
Temporary equity:
Sale of unregistered common stock, subject to rescission	2,169	2,058
Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 40,000 shares authorized, 19,385 shares and 19,017 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	19	19
Additional paid-in capital	253,436	244,017
Retained earnings	14,701	22,616
Accumulated other comprehensive income	23,126	20,659
Total stockholders’ equity	291,282	287,311
Total liabilities and stockholders’ equity	$590,868	$614,835

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net revenue:
Direct revenue	$96,764	$85,595	$183,564	$170,376
Reimbursed out-of-pocket expenses	23,007	23,409	43,651	46,370
Total net revenue	119,771	109,004	227,215	216,746
Costs and expenses:
Direct costs	61,499	52,701	122,392	103,179
Reimbursable out-of-pocket expenses	23,007	23,409	43,651	46,370
Selling, general and administrative expenses	29,770	27,743	63,161	53,433
Provision for settlement of litigation	—	8,900	—	8,900
Total costs and expenses	114,276	112,753	229,204	211,882
Earnings (loss) from continuing operations	5,495	(3,749)	(1,989)	4,864
Other income (expense):
Interest income	337	476	885	1,018
Interest expense	(1,604)	(1,889)	(3,000)	(3,533)
Other income	125	478	163	478
Foreign exchange transaction loss, net	(408)	(1,125)	(795)	(732)
Total other expense, net	(1,550)	(2,060)	(2,747)	(2,769)
Earnings (loss) from continuing operations before income taxes	3,945	(5,809)	(4,736)	2,095
Income tax expense (benefit)	1,089	(1,279)	2,084	504
Earnings (loss) from continuing operations Before minority interest in joint venture	2,856	(4,530)	(6,820)	1,591
Minority interest in joint venture	673	72	1,096	201
Net earnings (loss) from continuing operations	2,183	(4,602)	(7,916)	1,390
Earnings from discontinued operations, net of tax	—	82	—	722
Net earnings (loss)	$2,183	$(4,520)	$(7,916)	$2,112

Basic earnings (loss) per share:
Continuing operations	$0.11	$(0.25)	$(0.41)	$0.07
Discontinued operations	$—	$0.01	$—	$0.04
Net earnings (loss)	$0.11	$(0.24)	$(0.41)	$0.11
Diluted earnings (loss) per share:
Continuing operations	$0.11	$(0.25)	$(0.41)	$0.07
Discontinued operations	$—	$0.01	$—	$0.04
Net earnings (loss)	$0.11	$(0.24)	$(0.41)	$0.11
Weighted average common shares outstanding:
Basic	19,331	18,705	19,257	18,668
Diluted	19,386	18,705	19,257	18,917

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30
	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(7,916)	$2,112
Earnings from discontinued operations	—	(722)
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	8,991	7,204
Amortization of deferred debt issuance costs	842	789
Provision for settlement of litigation	—	8,900
Loss on disposal of property and equipment	190	147
Minority interest	1,096	201
Provision for doubtful accounts	640	—
Share-based compensation expense	3,157	2,282
Changes in assets and liabilities:
Accounts receivable	(3,675)	(19,520)
Income taxes receivable	283	(998)
Prepaid expenses and other current assets	(4,571)	(4,477)
Other assets	(90)	(591)
Accounts payable	(8,010)	1,453
Accrued liabilities	(14,214)	3,529
Client advances	(7,173)	8,061
Income taxes payable	216	—
Other current liabilities	(135)	—
Deferred income taxes	(162)	(687)
Other long-term liabilities	1,852	884
Total adjustments	(20,763)	7,177
Net cash (used in) provided by operating activities – continuing operations	(28,679)	8,567
Net cash provided by operating activities – discontinued operations	—	62
Net cash (used in) provided by operating activities	(28,679)	8,629
Cash flows from investing activities:
Purchase of property and equipment	(4,103)	(7,490)
Proceeds from the disposal of property and equipment	—	24
Purchase of intangible assets	(105)	—
Net change in investment in marketable securities	2,650	2,084
Net cash used in investing activities – continuing operations	(1,558)	(5,382)
Net cash proved by investing activities – discontinued operations	—	1,182
Net cash used in investing activities	(1,558)	(4,200)
Cash flows from financing activities:
Borrowings on line of credit	—	5,000
Payments on line of credit	—	(14,400)
Payments on capital lease obligations and notes payable	(1,609)	(1,533)
Net proceeds from stock issued under option plans, ESPP and restricted stock awards	1,259	3,379
Proceeds from sale of unregistered common stock, subject to rescission	1,114	—
Net cash provided by (used in) financing activities	764	(7,554)
Net effect of exchange rate changes on cash and cash equivalents	3,456	1,437
Net decrease in cash and cash equivalents	(26,017)	(1,688)
Cash and cash equivalents at beginning of period	77,548	45,331
Cash and cash equivalents at end of period	$51,531	$43,643

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

(In thousands)

	Six Months Ended June 30
	2008	2007
Supplemental disclosures:
Interest paid	$2,158	$2,743
Income taxes paid	$2,780	$3,311
Income taxes recovered	$55	$205
Supplemental disclosures of non-cash investing and finance activities:
Fair market value of restricted stock units granted as long-term incentive compensation	$6,400	$1,063
Capital lease obligations incurred	$438	$2,000
Settlement of class action litigation through issuance of common stock	$4,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A —UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying consolidated financial statements of PharmaNet Development Group, Inc. (“PDGI” or “the Company”), have not been audited. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Use of estimates

In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position as of June 30, 2008 and December 31, 2007, and the results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Management makes estimates and assumptions when preparing the consolidated financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

There were no changes in the estimated useful lives of fixed assets for the three months ended June 30, 2008.

Significant accounting policies

The Company’s significant accounting policies are described in Note A to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007.  There were no significant changes to those accounting policies during the three and six months ended June 30, 2008.

Principles of consolidation

The accompanying unaudited consolidated financial statements include the accounts of wholly owned subsidiaries and a 49%-owned joint venture in Spain over which the Company exercises significant control. All significant intercompany balances and transactions have been eliminated in consolidation.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years, except that FASB Staff Position 157-2 delayed the effective date of SFAS 157 until fiscal years beginning after November 18, 2008, for non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Accordingly, effective January 1, 2008, the Company adopted this limited provision of SFAS 157. The Company is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities, and does not expect the adoption to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The following table sets forth the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008.

	Total Carrying Value	Quoted prices In active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)
Forward exchange contracts	$ (18)	$ (18)	$ —	$ —

As of June 30, 2008, the Company entered into foreign currency forward contracts to hedge exposure related to early stage segment balance sheet positions that were denominated in currencies other than the functional currency. Derivative valuations are based on quoted prices (unadjusted) in active markets for identical assets or liabilities and are classified within Level 1 of the valuation hierarchy.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 in the interim period beginning January 1, 2008. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during the three and six months ended June 30, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative and hedging activities including (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (3) how derivative instruments and related hedged items affect financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008. The Company is currently assessing the impact SFAS 161 will have on its financial position or results of operations.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSB APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components of the instrument in an effort to value the convertible feature of the debt. The Company’s 2.25% Convertible Senior Notes (the “Notes”) due 2024 are within the scope of FSP APB 14-1; therefore, the Company would be required to record the debt portions of its Notes at their fair value on the date of issuance and amortize the resulting discount into interest expense over the life of the debt, adjusted for put or call features. Although FSP APB 14-1 would have no impact on actual past or future cash flows, the amortization of the discount to interest expense could have a material impact on the Company’s net earnings (loss) and earnings (loss) per share. The Company is currently evaluating the amount of additional non-cash interest expense that will be recorded when adopted. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be applied retrospectively to all periods presented. Early adoption is prohibited.

Earnings (loss) per share

The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding during the period. The following table sets forth a reconciliation of basic and diluted earnings (loss) per share from continuing operations for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
	(in thousands, except per share data)
Net earnings (loss) from continuing operations	$2,183	$(4,602)	$(7,916)	$1,390
Average shares of common stock outstanding for basic earnings per share	19,331	18,705	19,257	18,668
Contingently issuable shares related to:
Stock options	50	—	—	197
Restricted stock units	5	—	—	52
Total	55	—	—	249
Average shares of common stock for dilutive earnings per share	19,386	18,705	19,257	18,917

Net earnings (loss) per share from continuing operations:
Basic	$0.11	$(0.25)	$(0.41)	$0.07
Dilutive	$0.11	$(0.25)	$(0.41)	$0.07

Diluted earnings (loss) per share are computed by increasing the denominator to include additional common stock equivalents. Included in diluted shares for the three months ended June 30, 2008 are common stock equivalents relating to stock options and restricted stock units (“RSUs”) with a dilutive effect of 54,232 shares. Due to the loss reported for the six months ended June 30, 2008, 121,093 dilutive common stock equivalents have been excluded from the calculation of diluted earnings (loss) per share because their inclusion would be anti-dilutive. Due to the loss reported for the three months ended June 30, 2007, 273,989 dilutive common stock equivalents have been excluded from the calculation of diluted earnings (loss) per share because their inclusion would be anti-dilutive. Included in diluted shares for the six months ended June 30, 2007 are common stock equivalents relating to stock options and RSUs with a dilutive effect of 248,923 shares.

Common stock equivalents representing stock options and RSUs of 965,965 shares and 708,604 shares of the Company’s common stock outstanding for the three and six months ended June 30, 2008, respectively, were not included in the computation of diluted earnings per share because their prices were greater than the average market price of the Company’s common stock during these periods. In addition, 493,408 shares and 495,075 shares of stock options and RSUs were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2007, respectively, because their inclusion would be anti-dilutive.

Reclassifications

The Company has made certain reclassifications in the consolidated balance sheet as of December 31, 2007, primarily related to income taxes, to conform to the 2008 presentation.

The following table sets forth the changes made to the accompanying consolidated statement of cash flows for the six months ended June 30, 2007, for a sale-leaseback transaction based on the guidance in SFAS No. 95, “Statement of Cash Flows.”

	Investing Activities	Financing Activities
	(in thousands)
As previously reported	$(7,894)	$7,894
Non-cash adjustment	7,894	(7,894)
As adjusted	$—	$—

In 2006, the Company decided to close the operations in Florida that were being conducted by its Miami and Ft. Myers subsidiaries and reported in the early stage business segment. The Company made this decision primarily due to a number of issues that had resulted in a material negative impact on earnings and in response to actions by local authorities that included an order to demolish the Company’s clinical and administrative office building in Miami. The Company vacated and demolished the Miami facility, terminated employees located at these subsidiaries and completed other administrative tasks. The final contract and study was completed in January 2008.

While the Company’s wind down and closure of its operations in Miami and Ft. Myers are substantially complete, the remnants of the assets and liabilities from those operations are accounts receivable, land owned in Miami, and accrued liabilities. Through December 31, 2007, these operations had been accounted for as discontinued operations. As of June 30, 2008, the assets, liabilities and residual impact to the statement of operations were immaterial. Accordingly, at June 30, 2008, those remaining assets and liabilities have been included with the assets and liabilities of continuing operations. Any changes in those specific assets and liabilities in future reporting periods will be evaluated for materiality and separate financial statement disclosure.

The results of operations of the Miami and Ft. Myers subsidiaries for the three and six months ended June 30, 2007, are included in the accompanying consolidated statements of operations as “Earnings from discontinued operations, net of tax.” The following table sets forth the components of these earnings for the three and six months ended June 30, 2007.

	Three Months Ended 2007	Six Months Ended 2007

	(in thousands)
Net revenue:
Direct revenue	$—	$32
Reimbursed out-of-pocket expenses	—	—
Total net revenue	—	32
Costs and expenses:
Direct costs	179	177
Reimbursable out-of-pocket expenses	—	—
Selling, general and administrative expenses	(261)	75
Total costs and expenses	(82)	252
Other income (expense), net	—	942
Earnings before income taxes	82	722
Income tax expense (benefit)	—	—
Earnings from discontinued operations, net of tax	$82	$722

NOTE B — CREDIT FACILITY

The Company has a Credit Facility, currently in the amount of $45.0 million, with a syndicate of banks that originated in 2004 (the “Credit Facility”). The Credit Facility has a maturity date of December 22, 2009 provided that, in the event that the aggregate principal amount of the Notes have not been refinanced on or prior to February 1, 2009 the revolving maturity date shall be February 15, 2009.

The Credit Facility was amended and restated in its entirety in 2005 and has been subsequently amended seven times.

As of June 30, 2008, the principal balance outstanding on the Credit Facility was zero. Based on the Company’s financial performance during the first quarter 2008, the Company did not meet certain financial requirements of the Credit Facility, and as a result, entered into a period of default. On July 17, 2008, the Company entered into a seventh amendment to the Credit Facility, which reinstated the Company’s ability to borrow under the Credit Facility. As a result of this latest amendment, certain financial covenants, including the Company’s covenants to maintain certain financial ratios, were either waived or amended to reflect the Company’s operating performance and business needs.

The obligations under the Credit Facility are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the vacant land in Miami, Florida, a pledge of all of the assets of the Company’s U.S. operations and U.S. subsidiaries and a pledge of 65% of the stock of certain of the Company’s foreign subsidiaries. The U.S. assets collateralizing the Credit Facility amounted to approximately $385.9 million, including goodwill and intangible assets and are included in the accompanying consolidated balance sheet as of June 30, 2008.

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

On August 1, 2007, the Company issued a press release announcing that it had entered into an agreement to settle the Federal Securities Actions on the principal terms set forth in an Agreement to Settle Class Action (the “Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, the class will receive approximately $28.5 million (less legal fees, administration and other costs). The Company accrued an estimated liability of $10.4 million during the year ended December 31, 2007, which was not covered by the Company’s insurance, associated with the Settlement Agreement and other related litigation. The Company had the option to elect to pay up to $4.0 million of this amount in common stock, or all in cash. The common stock was to be valued according to the volume weighted average closing price for the 10 trading days leading up to the date the district court enters an order formally approving the Settlement Agreement. On December 3, 2007, the Court preliminarily approved the Settlement Agreement. On December 11, 2007, the Company made cash payments to the plaintiffs escrow account in the amount of $0.3 million and on January 11, 2008, the Company made cash payments to the plaintiffs escrow account in the amount of $3.7 million. On March 10, 2008, the Court formally approved the Settlement Agreement and entered Final Judgment. On March 24, 2008, the Company issued 135,870 shares of common stock to the plaintiffs settlement fund to settle the action, or $4.0 million in common stock, the value of such common stock equal to $29.44 per share which was calculated as set forth above. The common stock and cash have not been disbursed to the class and will not be distributed to the class until the appeals process is fully adjudicated. On April 9, 2008, a Notice of Appeal of the Final Judgment was filed. It is uncertain how long the appeals process will take.

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

A consolidated amended complaint was filed in the Federal Derivative Action on November 13, 2006. On January 11, 2007, the defendants filed a motion to dismiss that amended complaint. On July 24, 2007, the district court denied the defendants’ motion to dismiss the Federal Derivative Action. On September 17, 2007, the parties sent the Court a letter informing the Court that the parties have engaged in settlement discussions. The parties have agreed to extend the deadline for all defendants to respond to the operative complaint pending settlement negotiations. As a result of the settlement discussions, the Company reached an agreement to settle the Federal Derivative Action and the Florida Circuit Court Derivative Action. Under the terms of the agreement, the plaintiffs will receive $2.0 million in cash, of which $1.0 million will be covered by the Company’s insurance policy. Under the terms of the agreement, the Company does not admit to any liability or any of the Company’s current and former directors, officers and employees who were named in the lawsuit. The agreed upon settlement has been executed by the parties, and the settlement is subject to court approval and other customary conditions.

If the agreement is not ultimately approved by the Court, the individuals named as defendants in the Federal Derivative Action and the Florida Circuit Court Derivative Action intend to vigorously defend against the lawsuits. As the outcome of these matters is difficult to predict, significant changes in the Company’s estimated exposures could occur.

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

Reduction in Workforce

As a result of a short-term decrease in business activity, driven by project cancellations primarily related to the late stage segment, combined with expansions in hiring, the fourth quarter 2007 saw a decline in staff utilization and efficiency, such as billable utilization rates. As a result of these declines and current forecasted business levels, the Company made a strategic decision to reduce staff in both the early and late stage segments, as well as close or combine certain office locations. The staff reductions started in the first quarter 2008 and have been completed in the second quarter 2008.

The Company recorded a severance charge of $2.0 million in the first quarter 2008, of which $0.4 million impacted the early stage segment and $1.6 million impacted the late stage segment. Early stage costs were recorded in the amounts of $0.1 million in direct costs and $0.3 million in selling, general, and administrative (“SG&A”) expenses. All late stage costs were recorded in SG&A expenses in the statement of operations for the three months ended March 31, 2008. As of June 30, 2008, the Company has a remaining $0.2 million work force reduction liability and expects to pay these funds during the third and fourth quarters of 2008.

The following table sets forth the roll forward of the liability for the six months ended June 30, 2008, in connection with one time termination benefits to employees. This liability is recorded in accrued liabilities in the accompanying consolidated balance sheet.

	Late Stage	Early Stage	Total
	(in thousands)
Balance at December 31, 2007	$—	$—	$—
Charge for one-time termination benefits	1,597	358	1,955
Less: Benefits paid	(1,417)	(358)	(1,775)
Balance at June 30, 2008	$180	$—	$180

Office Closings

In the second quarter of 2008, the Company recorded a charge of $1.2 million, primarily in connection with the office closings in Washington, D.C. and Australia and the consolidation of offices in North Carolina. Of the total charge $1.1 million related to the late stage segment. Under SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the liability for the office closures has been recognized and measured at its fair value as of June 30, 2008. It is intended that the regulatory consulting staff in Washington D.C. and the core of the clinical research personnel in Australia will continue as full-time home-based employees.

NOTE D — EQUITY

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”), which permits eligible employees, excluding executive officers, to purchase up to 700,000 shares of the Company’s common stock. Share-based compensation expense recognized under the ESPP was $0.1 million and $0.3 million for the three and six months ended June 30, 2008, respectively, compared to $0.2 million and $0.3 million, respectively in the corresponding 2007 period.

As a result of the previously disclosed error in recordkeeping, the amount of shares authorized under the ESPP exceeded the amount of registered shares by 400,000 shares. Unregistered shares are subject to rescission rights for one year after issuance. During the year ended December 31, 2007, the Company issued 134,271 unregistered shares to ESPP participants in two transactions, and such shares were subject to rescission as of December 31, 2007. For the offering period ended December 31, 2006, the Company issued 78,005 shares on January 1, 2007, at $12.89 per share, and for the offering period ended June 30, 2007, the Company issued 56,266 shares on July 1, 2007, at $18.75 per share. Accordingly, as of December 31, 2007, the Company classified the amount of $2.1 million as temporary equity in the accompanying consolidated balance sheet. During the three months ended March 31, 2008, the Company reclassified $1.0 million of this amount to shareholders’ equity as the shares issued on January 1, 2007, no longer had rescission rights. Additionally, for the offering period ended December 31, 2007, the Company issued 41,121 shares on January 1, 2008, at $27.10 per share. This sale totaling $1.1 million was recorded in temporary equity as of March 31, 2008 and June 30, 2008.

While the Company believes the possibility of rescission of a portion of the ESPP shares may occur, the repurchase of the shares issued on July 1, 2007, and January 1, 2008, is not solely within the control of the Company. During the third quarter of 2008, the Company intends to reclassify approximately $1.1 million, adjusted for any repurchases which may occur, from temporary equity to shareholders’ equity as the shares issued on July 1, 2007, will no longer have rescission rights. During the first quarter of 2009, the remaining value of ESPP shares subject to rescission, adjusted for any repurchases which may occur, will be reclassified from temporary equity to shareholders’ equity as those shares will no longer be subject to rescission. On April 7, 2008, the Company filed a Form S-8 registration statement with the SEC to register the 400,000 shares of common stock that had been authorized and approved, but not registered.

On June 6, 2008, the Company filed a Form S-8 registration statement with the SEC to register an additional 150,000 shares of common stock that had been authorized and approved. As of June 30, 2008, 293,548 shares of common stock were reserved for future issuance under the ESPP.

Share-Based Compensation

Share-based compensation expense is recognized on a straight-line basis over the vesting period of the related awards. During the three and six months ended June 30, 2008, the Company recognized compensation expense of $1.6 million and $2.9 million, respectively, for stock options and RSUs, compared to $1.0 million and $2.0 million, respectively, in the corresponding 2007 period. As of June 30, 2008, there was $10.5 million of unrecognized compensation cost related to unvested restricted stock and RSUs, which is being recognized over a weighted-average period of 1.9 years. As of June 30, 2008, there was $2.2 million of unrecognized compensation cost related to stock options outstanding, which is being recognized over a weighted-average period of 2.4 years.

On March 4, 2008, the Company granted awards to executive officers and certain management in the form of stock options and RSUs. Stock options granted under the 1999 Stock Option Plan (the “1999 Plan”) vest ratably over three years and expire between seven and ten years or three months after separation of service. RSUs vest ratably over five years. In certain situations any unvested RSUs or options vest immediately upon the occurrence of a change in employment status. On June 4, 2008, the Company granted awards to non-employee directors in the form of RSUs, which amounted to 49,751 shares. These shares were issued under the 1999 Plan.

On June 4, 2008, the stockholders approved the PharmaNet Development Group 2008 Incentive Compensation Plan (the “2008 Plan”). On June 5, 2008, the Company filed a Form S-8 registration statement with the SEC to register the 2008 Plan shares. The reserved shares under the 2008 Plan consist of (i) a new share pool of 500,000 shares, plus (ii) 130,974 shares transferred from the unallocated share reserve remaining under the 1999 Plan, plus (iii) up to 83,000 shares, which consist of options or RSUs which were outstanding under the 1999 Plan on June 4, 2008 and subsequently terminate unexercised or without the issuance of shares. As of June 30, 2008, there were 713,974 shares of common stock available for issuance under the 2008 Plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton pricing model. The following table sets forth the weighted-average assumptions for options granted during the three months ended March 31, 2008. No options were granted during the three months ended June 30, 2008. There were no stock options granted during the three and six months ended June 30, 2007.

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

(3)

Expected volatility is based on the daily historical volatility of the Company’s stock price, over a period equal to the expected life of the option.

The following table sets forth stock option activity and related information during the six months ended June 30, 2008.

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding at beginning of the period	914	$27.29	3.27
Granted	101	$29.47
Exercised	(131)	$11.92
Forfeited and expired	(60)	$17.80
Outstanding at end of the period	824	$30.69	3.15
Exercisable at end of the period	633	$31.43	2.17

The following table sets forth a summary of non-vested restricted stock and RSU activity and related information during the six months ended June 30, 2008.

	Restricted Stock and Restricted Stock Units	Weighted- Average Grant-Date Fair Value
	(in thousands)
Non-vested at beginning of the period	282	$23.62
Granted	239	$26.74
Vested	(80)	$22.06
Forfeited	—	$—
Non-vested at end of the period	441	$25.59

NOTE E — INCOME TAXES

The Company’s effective tax rate for the three months ended June 30, 2008 was an expense of 27.6% compared to a benefit of 22.0% in the corresponding 2007 period. The Company’s effective tax rate for the six months ended June 30, 2008 was an expense of 44.0% compared to an expense of 24.1% in the corresponding 2007 period.

For the six months ended June 30, 2008, the loss from continuing operations before income taxes consisted of a domestic loss of $10.5 million and foreign earnings of $5.8 million. The Company continues to maintain a full valuation allowance against the domestic net deferred tax assets. For the six months ended June 30, 2008, the Company did not record any tax benefits associated with the domestic operating loss and recorded consolidated tax expense of $2.1 million, which was primarily attributable to state taxes, taxes on foreign earnings, and tax expense related to uncertain tax positions. The overall increase in income tax expense for the six months ended June 30, 2008 as compared to the corresponding 2007 period was due to changes in the forecasted domestic income for the year, the additional valuation allowance provided on domestic losses, the calculation of multi-jurisdictional tax rates, and certain discrete items.

The Company also continues to maintain a partial valuation allowance relating to research and development tax credits resulting from its Canadian operations and net operating losses on certain foreign subsidiaries. The Company established the valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized.

The historical practice of the Company has been to leave unremitted foreign earnings invested indefinitely outside the U.S. Hence, the Company has elected under APB Opinion No. 23, “Accounting for Income Taxes — Special Areas,” to deem earnings and profits related to foreign subsidiaries as permanently reinvested. Accordingly, the Company has made no provision for U.S. income taxes that might result from repatriation of these earnings. As of June 30, 2008, the undistributed earnings of foreign subsidiaries were $87.3 million.

Under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

The Company’s U.S. subsidiaries have joined in the filing of a U.S. federal consolidated income tax return since acquisition. The U.S. federal statute of limitations remains open for the years 2002 onward. The Company is subject to ongoing tax audits by the Internal Revenue Service for tax years ending December 31, 2004 and 2005. The Company is under a provincial tax audit in Canada for tax years 2003 – 2005. It is possible that the amount of unrecognized tax benefits will change in the next 12 months. The Company cannot be certain that the changes in FIN 48 would not impact tax expense.

NOTE F — SEGMENT REPORTING

The Company has two reportable business segments, early stage and late stage. The early stage segment consists of Phase I clinical trial services and bioanalytical laboratory services, including early clinical pharmacology. The late stage segment consists of Phase II through Phase IV clinical trial services, including a comprehensive array of services including data management and biostatistics, medical and scientific affairs, regulatory affairs and clinical information technology and consulting services. The Company evaluates its segment performance based on direct revenue, operating margins and net earnings before income taxes. Accordingly, the Company does not include the impact of depreciation and amortization expense, interest income (expense), foreign currency exchange transaction gain (loss), other income (expense) and income taxes in its analysis of segment profitability.

The following table sets forth operations by segment for the three months ended June 30, 2008 and 2007.

	Early Stage	Late Stage	Corporate Allocations	Total
Direct revenue	(in thousands)
2008	$43,007	$53,757	$—	$96,764
2007	$30,710	$54,885	$—	$85,595
Earnings (loss) from continuing operations
2008	$8,020	$2,110	$(4,635)	$5,495
2007	$4,410	$6,050	$(14,209)	$(3,749)
Earnings (loss) from continuing operations before income taxes
2008	$4,011	$84	$(150)	$3,945
2007	$3,746	$6,703	$(16,258)	$(5,809)
Total assets
2008	$154,603	$428,580	$7,685	$590,868
2007	$156,369	$419,738	$8,894	$585,001

The following table sets forth operations by segment for the six months ended June 30, 2008 and 2007.

	Early Stage	Late Stage	Corporate Allocations	Total
Direct revenue	(in thousands)
2008	$80,639	$102,925	$—	$183,564
2007	$60,415	$109,961	$—	$170,376
Earnings (loss) from continuing operations
2008	$10,631	$(1,375)	$(11,245)	$(1,989)
2007	$9,451	$14,840	$(19,427)	$4,864
Earnings (loss) from continuing operations before income taxes
2008	$6,685	$(3,835)	$(7,586)	$(4,736)
2007	$9,095	$16,017	$(23,017)	$2,095
Total assets
2008	$154,603	$428,580	$7,685	$590,868
2007	$156,369	$419,738	$8,894	$585,001

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included in this report on Form 10-Q for the quarter ended June 30, 2008, and in our Annual Report on Form 10-K for the year ended December 31, 2007. This discussion contains forward-looking statements that are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in the forward-looking statements as a result of certain factors, including, but not limited to, those in the discussion on forward-looking statements below.

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

During 2006, we discontinued operations at our Miami and Ft. Myers facilities. All financial results for the three and six months ended June 30, 2008, include any residual activity from discontinued operations, such as collections of outstanding accounts receivable and property tax payments on the vacant land in Miami. In the first half of 2008, there was no activity related to any discontinued operation that was considered material. In addition, we have made certain balance sheet reclassifications, primarily related to income taxes, to the 2007 financial information to conform to the 2008 presentation.

Our net revenue consists primarily of fees earned for services performed under contracts with branded pharmaceutical, biotechnology, medical device and generic drug company clients. In our late stage segment, a portion of our contract fee is generally due upon signing of the contract, and the majority of the contract fee is then paid in installments upon the achievement of certain agreed upon performance milestones. Relative to our early stage contracts, our late stage contracts are generally larger and longer in duration, and our late stage segment typically receives larger advance payments. Our contracts are generally terminable immediately or after a specified period following notice by the client. These contracts usually require payment to us of expenses to complete a study and fees earned to date. Most of the contracts in our early stage segment are of short duration; however, our late stage segment typically performs services under long-term contracts, both are subject to a greater risk of delay or cancellation. The current average length of a late stage contract is 28 months.

In our late stage business, we report revenue line items consisting of direct revenue and reimbursed out-of-pocket expenses, together with an expense line item for reimbursable out-of-pocket expenses, which consists of travel and other expenses related to studies that are reimbursed by our clients.

We record our recurring operating expenses in three primary categories: (i) direct costs, (ii) selling, general and administrative expenses, also referred to herein as SG&A expenses, and (iii) reimbursable out-of-pocket expenses. Direct costs consist primarily of participant fees and associated expenses, direct labor and employee benefits, facility costs, depreciation associated with facilities and equipment used in conducting trials, and other costs and materials directly related to contracts. Direct costs as a percentage of net revenue vary from period to period due primarily to the varying mix of contracts and services performed, and to the percentage of revenues arising from our early stage operations, which generally have higher direct costs. SG&A expenses consist primarily of administrative payroll, except for the late stage segment, overhead, advertising, legal and accounting expenses, travel, depreciation and amortization of intangibles. The late stage segment includes all payroll-related costs as part of direct costs, and all office costs and depreciation as part of SG&A expenses.

The gross profit margins on our contracts vary depending upon the nature of the services we perform for our clients. Gross profit margins for our early stage segment generally tend to be higher than those for our late stage segment and other services we perform. Within our early stage segment, our gross profit margins are generally higher for trials that involve a larger number of participants, a longer time period of study or the performance of more tests. Gross profit margins for our services to branded drug clients generally tend to be higher than those for generic drug clients. In addition, our gross profit margins vary based upon our mix of domestic and international business. Gross profit margins are calculated by dividing gross profit (direct revenue less direct costs) by direct revenue.

Critical Accounting Estimates

We make estimates and assumptions in the preparation of our consolidated financial statements, which affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and revenues and expenses for the applicable period ended date. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates and such differences may be material to our consolidated financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors we believe to be reasonable under the circumstances. These estimates and our actual results are subject to the “Risk Factors” contained in Item 1A of this report. There have been no material changes in our critical accounting estimates or our application of these estimates during the three and six months ended June 30, 2008.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table sets forth our results of operations both numerically and as a percentage of direct revenue for the three months ended June 30, 2008 and 2007.

	2008		2007
	(In thousands, except per share data)
Direct revenue	$96,764	100.0%	$85,595	100.0%
Direct costs	61,499	63.6	52,701	61.6
Selling, general and administrative expenses	29,770	30.8	27,743	32.4
Provision for settlement of litigation	—	—	8,900	10.4
Total other expense, net	(1,550)	(1.6)	(2,060)	(2.4)
Earnings (loss) from continuing operations before income taxes	3,945	4.1	(5,809)	(6.8)
Income tax expense (benefit)	1,089	1.1	(1,279)	(1.5)
Earnings (loss) from continuing operations before minority interest in joint venture	2,856	3.0	(4,530)	(5.3)
Minority interest in joint venture	673	0.7	72	0.1
Earnings (loss) from continuing operations	2,183	2.3	(4,602)	(5.4)
Earnings from discontinued operations, net of tax	—	—	82	0.1
Net earnings (loss)	$2,183	2.3%	$(4,520)	(5.3)%
Earnings (loss) per share from continuing operations:
Basic	$0.11		$(0.25)
Diluted	$0.11		$(0.25)

Direct Revenue

Direct revenue, which does not include reimbursed out-of-pocket expenses, was $96.8 million for the three months ended June 30, 2008, an increase of 13.0% from $85.6 million for the corresponding 2007 period. This increase is attributable to growth in the early stage segment, partially offset by slightly lower revenues in the late stage segment primarily due to project cancellations that occurred during the first quarter 2008 and fourth quarter 2007.

Direct revenue in the early stage segment was $43.0 million for the three months ended June 30, 2008, compared to $30.7 million for the corresponding 2007 period. This increase of 40.0% is primarily attributable to higher clinic revenues resulting from a change in the mix of the types of studies from low-end generics to high-end, more complex generics and innovator studies and higher sample volume throughput in the bioanalytical laboratories. Direct revenue in the late stage segment was $53.7 million for the three months ended June 30, 2008, compared to $54.9 million in the corresponding 2007 period. This decrease of 2.2% is primarily the result of previously disclosed project cancellations in the first quarter 2008 and in the fourth quarter 2007. The combined cancellations negatively impacted direct revenue by approximately $7.3 million in the second quarter 2008 and are expected to negatively impact 2008 revenues by approximately $29.6 million. We have been impacted by the high level of cancellations, which occurred in the first quarter 2008 and fourth quarter 2007; however we believe our strengthened backlog indicates a trend of long-term growth.

For the three months ended June 30, 2008, direct revenue was $37.0 million from U.S. operations and $59.8 million from foreign operations compared to $39.0 million from U.S. operations and $46.6 million from foreign operations in the corresponding 2007 period.

Direct Costs

Direct costs increased to $61.5 million for the three months ended June 30, 2008, compared to $52.7 million for the corresponding 2007 period. For the three months ended June 30, 2008, direct costs as a percentage of direct revenue increased to 63.6% from 61.6% in the corresponding 2007 period. This increase is attributable to higher costs in both the early and late stage segments. Increased direct costs in the early stage segment are primarily due to higher expenses related to the expansion of our clinics and laboratories in Canada, including additional investments in clinical personnel. Increased costs in the late stage segment are primarily attributable to higher compensation and related benefit costs.

Gross Profit Margins

Gross profit margin as a percentage of direct revenue was 36.4% for the three months ended June 30, 2008, compared to 38.4% for the corresponding 2007 period. Since we perform a wide variety of services which carry different gross margins, our margins will vary from quarter-to-quarter and year-to-year based upon the mix of these contracts, our capacity levels at the time we begin the projects, and the amount of revenue generated for each type of service we perform. Even within category types, the amount of gross margins generated might vary due to the unique nature and size of each contract and project.

During the three months ended June 30, 2008, the early stage segment had a lower gross profit margin as compared to the corresponding 2007 period primarily due to higher direct costs, partially offset by higher direct revenue. The higher direct costs resulted from increased operating expenses related to the additional capacity in Toronto and higher headcount in Quebec City. Gross profit margins in the late stage segment decreased as a result of the previously mentioned project cancellations and increased compensation and related benefit costs. Revenue related to the completion of the contracts that were cancelled during previous quarters was recognized in the second quarter 2008; however no associated costs were incurred. The total impact of such contracts on the late stage segment gross profit margin amounted to $1.1 million for the three months ended June 30, 2008.

Selling, General and Administrative Expenses

SG&A expenses increased to $29.8 million for the three months ended June 30, 2008, compared to $27.7 million for the corresponding 2007 period. As a percentage of direct revenue, SG&A expenses decreased to 30.8% in the second quarter 2008 from 32.4% in the second quarter 2007.

In the second quarter 2008, we recorded a charge of $1.2 million, primarily in connection with the office closings in Washington, D.C. and Australia and the consolidation of offices in North Carolina. Of the total charge, $1.1 million related to the late stage segment. Our regulatory consulting staff in Washington D.C. and the core of the clinical research personnel in Australia will continue as full-time home-based employees. We expect that the favorable impact of implementing cost reduction strategies will be realized beginning in the third quarter of 2008.

Corporate SG&A expenses for the three months ended June 30, 2008 were $4.6 million compared to $5.3 million in the corresponding 2007 period. This decrease of $0.7 million is primarily attributable to a decrease in professional fees, partially offset by an increase in non-cash compensation costs. Further, Corporate SG&A expenses were favorably impacted by the reversal of loss contingency accruals that related to the derivative litigation. The total impact of such reversals amounted to $0.5 million during the three months ended June 30, 2008.

Provision for Settlement of Litigation

For the three months ended June 30, 2007, we recorded a charge of $8.9 million for the settlement of the securities class action lawsuit and other litigation. There was no charge recorded during the three months ended June 30, 2008 since we settled the securities class action lawsuit during the first quarter 2008 and expect to settle the derivative litigation in the third quarter 2008, pending court approval.

Interest Income and Interest Expense

Interest expense decreased to $1.6 million for the three months ended June 30, 2008, compared to $1.9 million in the corresponding 2007 period. This decrease is primarily attributable to a reduction of interest expense on our line of credit as there were no borrowings under the line during the second quarter 2008.

Interest income decreased to $0.3 million for the three months ended June 30, 2008, compared to $0.5 million in the corresponding 2007 period. This decrease is primarily attributable to lower cash and cash equivalent balances on hand compared to the corresponding 2007 period.

Foreign Currency Exchange Transactions

We do not enter in currency transactions with the intent of speculating or trading. Our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting in the consolidated financial statements. Our foreign subsidiaries translate their financial results from local currency into U.S. dollars in the following manner: (a) income statement accounts are translated at average exchange rates for the period; (b) balance sheet asset and liability accounts are translated at end of period exchange rates; and (c) equity accounts are translated at historical exchange rates. Translation in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep in agreement the foreign subsidiaries’ balance sheets. If foreign exchange rates remained at the March 2008 spot exchange rate for translation, early stage revenues for the second quarter 2008 would have been lower by $0.4 million when translated into U.S. dollars, and late stage revenues for the second quarter 2008 would have been higher by $1.0 million when translated into U.S. dollars when compared to the reported results. Similarly, early stage direct costs for the second quarter 2008 would have been lower by $0.3 million and late stage direct costs for the second quarter 2008 would have been higher by $0.5 million. Further, early stage SG&A expenses for the second quarter 2008 would have been lower by $0.1 million when compared to the reported results. The impact of translation on late stage SG&A expenses for the second quarter 2008 was not material. The net effect on earnings from operations from translation of functional currency to reporting currency for the second quarter 2008 was a decrease in earnings of $0.5 million in the late stage. The impact of translation on early stage earnings from operations was not material.

If foreign exchange rates remained at the March 2007 spot exchange rate for translation, early stage revenues for the second quarter 2008 would have been lower by $4.8 million when translated into U.S. dollars, and late stage revenues for the second quarter 2008 would have been lower by $3.6 million when translated into U.S. dollars when compared to the reported results. Similarly, early stage direct costs for the second quarter 2008 would have been lower by $3.0 million and late stage direct costs for the second quarter 2008 would have been lower by $1.2 million. Further, early stage SG&A expenses for the second quarter 2008 would have been lower by $0.9 million when compared to the reported results, while late stage SG&A expenses would have been $0.7million lower. As a result, earnings from operations would have been lower by $2.4 million when translated at the March 2007 spot rate, $1.7 million lower for late stage and $0.7 million lower for early stage. This change was primarily due to the U.S. dollar weakening approximately 15.4% against the Canadian dollar and 16.7% against the Euro and Swiss Franc compared to the corresponding 2007 period.

Foreign currency exchange transaction loss was $0.4 million for the three months ended June 30, 2008, compared to a loss of $1.1 million in the corresponding 2007 period. This change was primarily due to the U.S. dollar strengthening approximately 1.2% against the Canadian dollar, weakening 2.3% against the Swiss Franc, and remaining stable against the Euro between our March 31, 2008, and June 30, 2008 spot exchange rates. Within our early stage segment operating in Canada, essentially all costs are incurred in Canadian dollars, while a significant portion of direct revenue transactions are denominated either in U.S. dollars or Euros. Similarly, in the late stage segment in Europe, costs are primarily incurred in Euros and Swiss Francs, while a significant portion of direct revenue transactions are denominated in U.S. dollars. During the three months ended June 30, 2008, we entered into foreign currency forward contracts to hedge exposure related to early stage balance sheet positions that were denominated in currencies other than the functional currency. Due to the nature and short-term duration of these contracts, we did not elect to apply hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for these transactions.

Income Taxes

Our effective tax rate for the three months ended June 30, 2008 was an expense of 27.6% compared to a benefit of 22.0% in the corresponding 2007 period. We continue to maintain a full valuation allowance against the domestic net deferred tax assets. For the three months ended June 30, 2008, we did not record any tax benefits associated with the domestic operating loss and recorded consolidated tax expense of $1.1 million, which was primarily attributable to state taxes, taxes on foreign earnings and tax expense related to uncertain tax positions. The overall increase in income tax expense for the three months ended June 30, 2008 as compared to the corresponding 2007 period was due to changes in the proportion between domestic and foreign earnings and certain discrete items.

Earnings (Loss) Per Share

The weighted average number of shares outstanding used in computing earnings per share on a diluted basis was 19.4 million shares for the three months ended June 30, 2008, an increase from 18.7 million shares in the corresponding 2007 period. This increase resulted primarily from stock option exercises and the issuance of stock options and RSUs. In addition, we issued 0.1 million shares in March 2008 in connection with the settlement of the class action litigation.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table sets forth our results of operations both numerically and as a percentage of direct revenue for the six months ended June 30, 2008 and 2007.

	2008		2007
	(In thousands, except per share data)
Direct revenue	$183,564	100.0%	$170,376	100.0%
Direct costs	122,392	66.7	103,179	60.6
Selling, general and administrative expenses	63,161	34.4	53,433	31.4
Provision for settlement of litigation	—	—	8,900	5.2
Total other expense, net	(2,747)	(1.5)	(2,769)	(1.6)
(Loss) earnings from continuing operations before income taxes	(4,736)	(2.6)	2,095	1.2
Income tax expense	2,084	1.1	504	0.3
(Loss) earnings from continuing operations before minority interest in joint venture	(6,820)	(3.7)	1,591	0.9
Minority interest in joint venture	1,096	0.6	201	0.1
(Loss) earnings from continuing operations	(7,916)	(4.3)	1,390	0.8
Earnings from discontinued operations, net of tax	—	—	722	0.4
Net (loss) earnings	$(7,916)	(4.3)%	$2,112	1.2%
(Loss) earnings per share from continuing operations:
Basic	$(0.41)		$0.07
Diluted	$(0.41)		$0.07

Direct Revenue

Direct revenue, which does not include reimbursed out-of-pocket expenses, was $183.6 million for the six months ended June 30, 2008, an increase of 7.7% from $170.4 million for the corresponding 2007 period. This increase is attributable to growth in the early stage segment, partially offset by lower revenues in the late stage segment primarily due to project cancellations.

Direct revenue in the early stage segment was $80.6 million for the six months ended June 30, 2008, compared to $60.4 million for the corresponding 2007 period. This increase of 33.4% is primarily attributable to higher clinic revenues resulting from a change in the mix of studies and higher sample volumes. The increase in clinic revenues is primarily attributable to the change in the mix of the types of studies from low-end generics to high-end, more complex generics and innovators studies. The performance of our bioanalytical laboratories continues to grow with increasing sample volumes in the first half 2008, compared to the corresponding 2007 period. Direct revenue in the late stage segment was $103.0 million for the six months ended June 30, 2008, compared to $110.0 million in the corresponding 2007 period. This decrease of 6.4% is primarily the result of previously disclosed project cancellations totaling $30.0 million in the first quarter 2008 and $29.0 million in the fourth quarter 2007. We believe that the cancellations in the first quarter 2008 and in the fourth quarter 2007 were primarily due to issues surrounding the efficacy of the drugs and business decisions made by the sponsor companies and not related to our performance. The combined cancellations negatively impacted direct revenue by approximately $13.9 million in the first half 2008 and are expected to negatively impact 2008 revenues by approximately $29.6 million. We have been impacted by the unusually high level of cancellations, which occurred in the first quarter 2008 and fourth quarter 2007; however we believe our strengthened backlog indicates a trend of long-term growth.

For the six months ended June 30, 2008, direct revenue was $71.1 million from U.S. operations and $112.5 million from foreign operations compared to $77.6 million from U.S. operations and $92.8 million from foreign operations in the corresponding 2007 period.

Direct Costs

Direct costs increased to $122.4 million for the six months ended June 30, 2008, compared to $103.2 million for the corresponding 2007 period. For the six months ended June 30, 2008, direct costs as a percentage of direct revenue increased to 66.7% from 60.6% in the corresponding 2007 period. This increase is attributable to higher costs in both the early and late stage segments. Increased direct costs in the early stage segment are primarily due to higher expenses related to the expansion of our clinics and laboratories in Canada, including additional investments in clinical personnel. Increased costs in the late stage segment are primarily attributable to higher compensation and related benefit costs.

Gross Profit Margins

Gross profit margins as a percentage of direct revenue was 33.3% for the six months ended June 30, 2008, compared to 39.4% for the corresponding 2007 period. Since we perform a wide variety of services which carry different gross margins, our margins will vary from quarter-to-quarter and year-to-year based upon the mix of these contracts, our capacity levels at the time we begin the projects and the amount of revenue generated for each type of service we perform. Even within category types, the amount of gross margins generated might vary due to the unique nature and size of each contract and project.

During the six months ended June 30, 2008, the early stage segment had a lower gross profit margin as compared to the corresponding 2007 period primarily due to higher direct costs, partially offset by higher direct revenue. A number of clinical projects were rescheduled, postponed or cancelled during the latter part of the fourth quarter 2007. Our clinics were staffed to run these studies and when the projects were rescheduled, postponed or canceled, the clinics operated at a lower than expected utilization level, which negatively impacted the segment's margins during the first quarter 2008. We believe these shifts in project timing were temporary, and we believe there has not been a systemic change in market conditions that would impact continued growth of direct revenue in the early stage segment, which was up 33.4% in the first half 2008 compared to the corresponding 2007 Gross profit margins in the late stage segment decreased as a result of the previously mentioned project cancellations and increased compensation and related benefit costs.

In January 2008, we acquired certain assets of Princeton Bioanalytical Laboratory, LLC, including laboratory equipment and procedural documentation. With the development of the laboratory, we will add macromolecule analysis capabilities to our existing small molecule services. In addition, the acquisition will facilitate a full immunochemistry laboratory and will augment our ligand-binding laboratory in Canada.

Selling, General and Administrative Expenses

SG&A expenses increased to $63.2 million for the six months ended June 30, 2008, compared to $53.4 million for the corresponding 2007 period. As a percentage of direct revenue, SG&A expenses increased to 34.4% in the first half 2008 from 31.4% in the first half 2007.

In March 2008, we announced workforce reductions in both the early stage and late stage segments. We recorded a severance charge of $2.0 million in the first quarter 2008, of which $0.4 million impacted the early stage segment ($0.3 million recorded in SG&A expenses and $0.1 million recorded in direct costs) and $1.6 million impacted the late stage segment. In the second quarter of 2008, we recorded a charge of $1.2 million, primarily in connection with the office closings in Washington, D.C. and Australia and the consolidation of offices in North Carolina. Of the total charge, $1.1 million, primarily related to the late stage segment. Our regulatory consulting staff in Washington D.C. and the core of the clinical research personnel in Australia will continue as full-time home-based employees. We expect that the favorable impact of implementing these cost reduction strategies will be realized beginning in the third quarter of 2008.

Corporate SG&A expenses for the six months ended June 30, 2008 were $11.2 million compared to $10.5 million in the corresponding 2007 period. This increase of $0.7 million is primarily attributable to an increase in non-cash compensation costs, partially offset by lower professional fees, including legal fees related to the SEC investigation.

Interest Income and Interest Expense

Interest expense decreased to $3.0 million for the six months ended June 30, 2008, compared to $3.5 million in the corresponding 2007 period. This decrease is primarily attributable to a reduction of interest expense on our line of credit as there were no borrowings under the line during the first half 2008.

Interest income decreased to $0.9 million for the six months ended June 30, 2008, compared to $1.0 million in the corresponding 2007 period. This decrease is attributable to lower cash and cash equivalent balances on hand compared to the corresponding 2007 period. We expect interest income to decrease in the future as a result of lower interest rates and our conservative investment approach.

Foreign Currency Exchange Transactions

We do not enter in currency transactions with the intent of speculating or trading. Our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting in the consolidated financial statements. Our foreign subsidiaries translate their financial results from local currency into U.S. dollars in the following manner: (a) income statement accounts are translated at average exchange rates for the period; (b) balance sheet asset and liability accounts are translated at end of period exchange rates; and (c) equity accounts are translated at historical exchange rates. Translation in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep in agreement the foreign subsidiaries’ balance sheets. If foreign exchange rates remained at the 2007 year-end spot exchange rate for translation, early stage revenues for the first half 2008 would have been higher by $1.5 million when translated into U.S. dollars, and late stage revenues for the first half 2008 would have been lower by $1.8 million when translated into U.S. dollars when compared to the reported results. Similarly, early stage direct costs for the first half 2008 would have been higher by $1.2 million when compared to the reported results. The impact of translation on late stage direct costs for the first half 2008 was not material. Further, early stage SG&A expenses for the first half 2008 would have been higher by $0.3 million and late stage SG&A expenses for the first half 2008 would have been lower by $0.3 million when compared to the reported results. The net effect on loss from operations from translation of functional currency to reporting currency for the first half 2008 was an increase in earnings of $1.5 million in the late stage. The impact of translation on early stage earnings from operations was not material.

Foreign currency exchange transaction loss was $0.8 million for the six months ended June 30, 2008, compared to a loss of $0.7 million in the corresponding 2007 period. This change was primarily due to the U.S. dollar weakening approximately 2.9% against the Canadian dollar, while strengthening 7.3% against the Euro and 10.6% against the Swiss Franc during the first half of 2008. Within our early stage segment operating in Canada, essentially all costs are incurred in Canadian dollars, while a significant portion of direct revenue transactions are denominated either in U.S. dollars or Euros. Similarly, in the late stage segment in Europe, costs are primarily incurred in Euros and Swiss Francs, while a significant portion of direct revenue transactions are denominated in U.S. dollars. During the three months ended June 30, 2008, we entered into foreign currency forward contracts to hedge exposure related to receivables denominated in currencies other than the functional currency. Due to the nature and short-term duration of these contracts, we did not elect to apply hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for these transactions.

Income Taxes

Our effective tax rate for the six months ended June 30, 2008 was an expense of 44.0% compared to 24.1% in the corresponding 2007 period. For the six months ended June 30, 2008, the loss from continuing operations before income taxes consisted of a domestic loss of $10.5 million and foreign earnings of $5.8 million. We continue to maintain a full valuation allowance against the domestic net deferred tax assets. For the six months ended June 30, 2008, we did not record any tax benefits associated with the domestic operating loss and recorded consolidated tax expense of $2.1 million, which was primarily attributable to state taxes, taxes on foreign earnings and tax expense related to uncertain tax positions. The overall increase in income tax expense for the six months ended June 30, 2008 as compared to the corresponding 2007 period was due to certain discrete items, additional valuation allowance provided on domestic losses and the calculation of multi-jurisdictional tax rates. If our domestic losses reverse during future periods, we will record lower tax expense in such periods against future earnings which will result in a significantly reduced overall tax expense.

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

Earnings (Loss) Per Share

The weighted average number of shares outstanding used in computing earnings (loss) per share on a diluted basis was 19.3 million shares for the six months ended June 30, 2008, an increase from 18.9 million shares in the corresponding 2007 period. This increase resulted primarily from stock option exercises and the issuance of stock options and RSUs. In addition, we issued 0.1 million shares in March 2008 in connection with the settlement of the class action litigation.

Liquidity and Capital Resources

As of June 30, 2008, cash and cash equivalents totaled $51.5 million and working capital was $94.2 million, compared to cash, cash equivalents and marketable securities of $80.2 million and working capital, excluding the assets and liabilities from discontinued operations, of $81.9 million as of December 31, 2007. For the six months ended June 30, 2008, net cash used in operating activities was $28.7 million compared to net cash provided by operating activities of $8.6 million for the corresponding 2007 period. This change is primarily due to decreases in net earnings from continuing operations of $10.0 million and operating liabilities of $40.9 million, partially offset by decreases in operating assets of $17.5 million. During the six months ended June 30, 2008, we made cash payments of $3.7 million and issued common stock valued at $4.0 million to the plaintiffs in the settlement of the class action litigation. Such amounts had been recorded as accrued liabilities in the consolidated balance sheet as of December 31, 2007.

For the six months ended June 30, 2008, net cash used in investing activities was $1.6 million compared to $5.4 million for the corresponding 2007 period. This change was primarily due to a decrease in purchases of property and equipment to $4.1 million for the first half 2008 compared to $7.5 million for the corresponding 2007 period. Proceeds from the sale of marketable securities increased to $2.7 million in the first half 2008, compared to $2.1 million for the corresponding 2007 period.

For the six months ended June 30, 2008, net cash provided by financing activities was $0.8 million compared to net cash used in financing activities of $7.6 million for the corresponding 2007 period. The increase is primarily due to payments on the line of credit of $14.4 million during the corresponding 2007 period, for which there were no payments during the six months ended June 30, 2008, offset by a reduction in borrowings on the line of credit of $5.0 million and proceeds recognized on stock issued under option plans, our employee stock purchase plan and restricted stock unit awards which decreased $1.0 million compared to the corresponding 2007 period.

We have a $45.0 million Credit Facility with a syndicate of banks that originated in 2004, also referred to herein as the Credit Facility. The Credit Facility has a maturity date of December 22, 2009 provided that, in the event that the aggregate principal amount of the 2.25% Convertible Senior Notes due 2024, or the Notes, have not been refinanced on or prior to February 1, 2009 the revolving maturity date shall be February 15, 2009.

The Credit Facility was amended and restated in its entirety in 2005 and has been subsequently amended seven times. The Fourth Amendment on October 14, 2006, substantially modified certain financial covenants and conditions in the Credit Facility to reflect our then-current operations and business needs. The material terms of the amendment (i) required us to provide the Bank (as defined) with additional financial reporting, (ii) permitted us to enter into a sale-leaseback transaction for our Quebec City facility, and (iii) would require a temporary reduction in the amount of borrowing capacity under the Credit Facility to $22.5 million in the event our trailing twelve-month EBITDA (as defined) is materially below, by a certain percentage, the forecasts we provide to the Bank. If the total amount of our outstanding loans exceeds $22.5 million at the time of the occurrence of such an event, we have no immediate obligation to repay these loans. If the trailing twelve-month EBITDA exceeds this threshold in future periods, the full borrowing capacity of the Credit Facility would be restored to $45.0 million. In conjunction with this amendment, the Applicable Margin (as defined) with respect to LIBOR loans was increased by 25 basis points to 3.25% and the Applicable Margin with respect to revolving loans that are prime rate loans was increased by 25 basis points to 2.25%, subject to change based upon certain leverage ratios.

As of June 30, 2008, the principal balance outstanding on the Credit Facility was zero. Based on our financial performance during the first quarter 2008, we were unable to meet certain financial requirements of the Credit Facility, and as a result, entered into a period of default. On July 17, 2008, we entered into a seventh amendment to the Credit Facility, which reinstated our ability to borrow. As a result, of this latest amendment, certain financial covenants, including our covenants to maintain certain financial ratios, were either waived or amended to reflect our operating performance and business needs.

The obligations under the Credit Facility are guaranteed by each of our U.S. subsidiaries, are secured by a lien on the vacant land in Miami, Florida, a pledge of all of the assets of our U.S. operations and U.S. subsidiaries and a pledge of 65% of the stock of certain of our foreign subsidiaries. The U.S. assets collateralizing the Credit Facility amounted to approximately $385.9 million, including goodwill and intangible assets and are included in the consolidated balance sheet as of June 30, 2008.

We have issued and outstanding $143.8 million principal amount of Notes. The Notes are unsecured senior obligations and are effectively structurally subordinated to all existing and future secured indebtedness, and to all existing and future liabilities of subsidiaries, including trade payables. We capitalized all costs related to the issuance of the Notes in 2004 and have been amortizing these costs on a straight-line basis over the expected term, which approximates the effective interest method. Interest is payable in arrears semi-annually on February 15 and August 15 of each year.

The Notes are convertible prior to maturity into cash and, if applicable, shares of common stock based upon an initial conversion rate of 24.3424 shares per $1,000 in principal amount, or an initial conversion price of $41.08 per share. Subject to adjustment in certain circumstances, the maximum number of shares that can be issued upon conversion is 3.1 million. Upon conversion, holders of the Notes will be entitled to receive cash up to the principal amount and, if applicable, shares of common stock pursuant to a formula contained in the indenture. On each of August 15, 2009, 2014 and 2019, holders may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount, plus accrued and unpaid interest. On or after August 15, 2009, we may, at our option, redeem the Notes in whole or in part for cash at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. If a majority of the holders require us to repurchase their outstanding Notes, we may have to seek additional financing, depending on the amount of the Notes to be repurchased and the amount of cash or other liquid assets available at that time. We are currently evaluating alternative financing arrangements.

In May 2008, the Board of Directors authorized a $30.0 million buy-back of the Notes. To date, we have not purchased any of the Notes.

Based upon our cash balances and cash flows from operations, we believe we have adequate working capital to meet our operational needs for at least the next 12 months.

In order to provide a liquidity metric that enables investors to benchmark us against others in the industry, we calculate days sales outstanding, or DSO, for each period. DSO is calculated by taking the consolidated accounts receivable balance at the end of a period and subtracting both short-term and long-term client advances at the end of the period. The resulting number is divided by average net revenue per calendar day for the period. As of June 30, 2008, our DSO was 48 days compared to 41 days as of March 31, 2008. As compared to March 31, 2008, accounts receivable, net of client advances, increased $14.5 million, while daily revenue increased $0.1 million resulting in a higher DSO.

We are currently considering a new business venture that will allow us provide contract clinical research personnel to our clients and competitors. With the rapid growth of contract staffing industry and specialized need by sponsor companies, we believe this initiative will align our existing resources with the demand for specialized staff. We do not expect that this venture, if executed, will have a dilutive impact on our earnings.

Capital Expenditures and Commitments

During the six months ended June 30, 2008, capital expenditures, excluding non-cash additions of $1.1 million, were $4.1 million compared to $7.5 million for the corresponding 2007 period. We expect to purchase between $4.8 million and $10.8 million in capital assets during the remainder of 2008, consisting primarily of new bioanalytical laboratory and computer equipment.

Off-Balance Sheet Commitments

In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. As of June 30, 2008, these non-cancelable purchase obligations were not materially different from those disclosed in the Contractual Obligations table contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Under our agreement with our joint venture partner in Spain, we are required to fund the working capital of Anapharm Europe, S.L. Since that operation generates sufficient cash flow from operations, we have not had to provide it any working capital during the three and six months ended June 30, 2008 nor do we expect to be required to do so in the immediate future.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years, except that FASB Staff Position 157-2 delayed the effective date of SFAS 157 until fiscal years beginning after November 18, 2008, for non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Accordingly, effective January 1, 2008, we adopted this limited provision of SFAS 157. We are currently evaluating the impact of SFAS 157 for non-financial assets and liabilities, and do not expect the adoption to have a material effect on our consolidated financial position, results of operations or cash flows. Refer to Note A to the consolidated financial statements for a further discussion regarding the adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We adopted SFAS 159 in the interim period beginning January 1, 2008. The adoption did not have a material effect on our consolidated financial position, results of operations or cash flows during the three and six months ended June 30, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative and hedging activities including (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (3) how derivative instruments and related hedged items affect financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008. We are currently assessing the impact SFAS 161 will have on our financial position or results of operations.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSB APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components of the instrument in an effort to value the convertible feature of the debt. Our Notes are within the scope of FSP APB 14-1; therefore, we would be required to record the debt portions of our Convertible Senior Notes at their fair value on the date of issuance and amortize the resulting discount into interest expense over the life of the debt, adjusted for put or call features. Although FSP APB 14-1 would have no impact on actual past or future cash flows, the amortization of the discount to interest expense could have a material impact on our net earnings and earnings per share. We are currently evaluating the amount of additional non-cash interest expense required under FSP APB 14-1. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be applied retrospectively to all periods presented. Early adoption is prohibited.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with market rates and prices, interest rates and credit in the ordinary course of business. We are also exposed to currency risk due to our foreign operations. Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, convertible senior notes and notes payable. As of June 30, 2008, the fair value of these instruments approximated their carrying amounts, except for the convertible senior notes which were at 89% of par value based on the market trading price on that date. We have not entered into any market risk sensitive instruments for trading purposes.

Market Risk

We have invested in marketable securities which we classify as available-for-sale and carry at fair value based on quoted market prices. We are exposed to adverse changes in the market value of such securities while held by us; however, during the three and six months ended June 30, 2008 and 2007, unrealized holding losses were insignificant. As of June 30, 2008, we did not have any investments in marketable securities; however as of December 31, 2007, we had such investments in the amount of $2.7 million.

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

We have adopted a foreign currency risk management policy and we have entered into foreign currency forward contracts to mitigate this risk. We have implemented systems and processes to further mitigate this risk; however we continue to be affected by foreign currency exchange volatility.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were not effective because of the material weakness related to income taxes as disclosed in our Form 10-K for the year ended December 31, 2007.

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

Remediation Steps Subsequent to December 31, 2007

Revenue Recognition

Management has taken the following measures to address the material weakness related to revenue recognition identified in the Form 10-K for the year ended December 31, 2007, and to enhance our internal control over financial reporting. Based on such remediation efforts, management believes that the material weakness related to revenue recognition has been remediated during the three months ended June 30, 2008. Management has:

•

Re-evaluated the process relating to the recording and recognition of revenue in our late stage segment;

•

Worked with internal project budget analysts and operational management to enhance our controls for developing, maintaining and amending percent achieved calculations; and

•

Provided additional training, review and management, including project budget analysts’ oversight, of personnel responsible for the percent achieved calculations.

Income taxes

Management is taking the following measures to address the material weakness related to income taxes identified in the Form 10-K for the year ended December 31, 2007, and to enhance our internal control over financial reporting. Management is:

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

We anticipate that these remediation efforts will enhance our controls and procedures. We are taking steps to remediate the material weakness related to income taxes which was previously disclosed in the Form 10-K for the year ended December 31, 2007. Until it is remediated, we have additional monitoring procedures which have been put into place. During 2008, we will continue to reassess the effectiveness of our remediation efforts in connection with management’s tests of internal control over financial reporting.

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

On August 1, 2007, we issued a press release announcing that we had entered into an agreement to settle the Federal Securities Actions on the principal terms set forth in an Agreement to Settle Class Action, referred to herein as the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, the class will receive approximately $28.5 million (less legal fees, administration and other costs). We accrued an estimated liability of $10.4 million during the year ended December 31, 2007, which was not covered by our insurance, associated with the Settlement Agreement and other related litigation. We had the option to elect to pay up to $4.0 million of this amount in common stock, or all in cash. The common stock was to be valued according to the volume weighted average closing price for the 10 trading days leading up to the date the district court enters an order formally approving the Settlement Agreement. On December 3, 2007, the Court preliminarily approved the Settlement Agreement. On December 11, 2007, we made cash payments to the plaintiffs escrow account in the amount of $0.3 million and on January 11, 2008, we made cash payments to the plaintiffs escrow account in the amount of $3.7 million. On March 10, 2008, the Court formally approved the Settlement Agreement and entered Final Judgment. On March 24, 2008, we issued 135,870 shares of common stock to the plaintiffs settlement fund to settle the action, or $4.0 million in common stock, the value of such common stock equal to $29.44 per share which was calculated as set forth above. The common stock and cash have not been disbursed to the class and will not be distributed to the class until the appeals process is fully adjudicated. On April 9, 2008, a Notice of Appeal of the Final Judgment was filed. It is uncertain how long the appeals process will take.

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

A consolidated amended complaint was filed in the Federal Derivative Action on November 13, 2006. On January 11, 2007, the defendants filed a motion to dismiss that amended complaint. On July 24, 2007, the district court denied the defendants’ motion to dismiss the Federal Derivative Action. On September 17, 2007, the parties sent the Court a letter informing the Court that the parties have engaged in settlement discussions. The parties have agreed to extend the deadline for all defendants to respond to the operative complaint pending settlement negotiations. As a result of the settlement discussions, we reached an agreement to settle the Federal Derivative Action and the Florida Circuit Court Derivative Action. Under the terms of the agreement, the plaintiffs will receive $2.0 million in cash, of which $1.0 million will be covered by our insurance policy. Under the terms of the agreement, we do not admit to any liability by us or any of our current and former directors, officers and employees who were named in the lawsuit. The agreed upon settlement has been executed by the parties and the settlement is subject to court approval and other customary conditions.

If the settlement agreement is not ultimately approved by the Court, the individuals named as defendants in the Federal Derivative Action and the Florida Circuit Court Derivative Action intend to vigorously defend against the lawsuits. As the outcome of these matters is difficult to predict, significant changes in our estimated exposures could occur.

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

Our convertible senior notes are convertible at the option of the holders. The initial conversion rate of the notes is 24.3424 shares of common stock per $1,000 principal amount of the notes. This is equivalent to an initial conversion price of $41.08 per share of common stock. However, the notes provide for what is known as “net share settlement” upon conversion. This means that upon conversion of the notes, we will be required to pay up to $1,000 in cash, per $1,000 principal amount of notes, and, if applicable, issue a number of shares of our common stock based upon the conversion value in excess of the principal amount. The conversion value of the notes is based on the volume weighted average price of our common stock for the ten trading-day period commencing the second trading day after we receive notice of conversion. The conversion value must be paid as soon as practicable after it is determined. In addition, holders of the notes may require us to purchase their notes for cash on August 15, 2009, 2014 and 2019, and, under certain circumstances, in the event of a “fundamental change” as defined in the indenture under which the notes were issued. Further, if a fundamental change occurs prior to August 15, 2009, we will be required to pay a “make-whole premium” in addition to the repurchase price, which may be payable at our election in cash or shares of our common stock, valued at 97% of the then current market price, or a combination of both.

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

While we have insurance coverage in connection with the settled securities class action and derivative action, which has been settled pending court approval, the settlement for the securities class action suit exceeds our directors and officers, or D&O, liability insurance coverage limits, and there will be limited additional coverage for the derivative actions and associated future legal fees.

We are subject to a number of class actions and derivative actions in federal court which were consolidated in the District of New Jersey. A number of securities class actions and derivative actions have been filed against us. The securities class action alleged that we and certain of our former officers and directors engaged in violations of the anti-fraud provisions of the federal securities laws. The derivative suits are brought on behalf of PharmaNet against certain of our former officers and/or directors alleging, among other things, breaches of fiduciary duty. The complaints in these actions seek, among other things, unspecified damages and costs associated with the litigation. As of December 31, 2006, our $250,000 insurance deductible was reached. On August 1, 2007, we entered into an Agreement to Settle Class Action to settle the securities class action lawsuit. Under the terms of the Agreement to Settle Class Action, which was approved by the court on March 10, 2008 but later appealed on April 9, 2008, our D&O insurance coverage has been exceeded. Since the settlement of the securities class action suit has exhausted our D&O policy limits, we have only limited coverage under our Side A policies for additional legal fees or to cover any adverse judgment in the derivative suit. As such, our future earnings and financial condition could be materially and adversely affected. Additionally, in the event the settlement agreement is not accepted by the court, or appealed by a plaintiff and the derivative action continues to be litigated, the attention of our management and other personnel could be diverted.

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

Our backlog of $579.2 million as of June 30, 2008, is based on anticipated service revenue from uncompleted projects with clients. Backlog is the amount of revenue that remains to be earned and recognized on written awards, signed contracts and letters of intent. Contracts included in backlog are subject to termination by our clients at any time. In the event that a client cancels a contract, we would be entitled to receive payment for all services performed up to the cancellation date, and subsequent client-authorized services related to terminating the cancelled of the project. The duration of the projects included in our backlog range from a few weeks to many years. We cannot assure you that this backlog is indicative of future results. A number of factors may affect backlog, including:

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

In connection with the internal control audit for the year ended December 31, 2007, our management assessed our internal control over financial reporting and concluded that two material weaknesses existed. As a result of the remediation efforts disclosed in Item 4, management believes that the material weakness related to revenue recognition has been remediated during the three months ended June 30, 2008.

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

While we have taken steps to remediate the material weakness, we cannot assure you that our independent registered public accounting firm will agree with management’s assessment that we have begun to remediate the material weaknesses in the manner disclosed in Item 4, or that we will not encounter further instances of breakdowns in our internal control over financial reporting. Public disclosure of these material weaknesses or a failure to promptly complete our remediation effort could cause our common stock price to decrease. Moreover, we believe that any system of internal control can be circumvented by individuals who engage in improper action. In such an event, our results of operations could be distorted. If the improper activity is material, once discovered and publicly disclosed, our common stock price could materially decrease, and we could be required to restate our consolidated financial statements.

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

We previously filed a registration statement covering the registration of up to 150,000 shares of our common stock pursuant to our Employee Stock Purchase Plan, or ESPP. As a result of an error in recordkeeping, the amount of shares authorized under the ESPP exceeded the amount of shares registered on Form S-8 by 400,000 shares. We have determined that the offer and sale of the shares and interests in the ESPP above the amount registered were not exempt from registration under the Securities Act, and that such sale by us to our employees should have been registered under the Securities Act. Due to our possible violation of securities laws, we may continue to be contingently liable for rescission or damages to our employees during the one-year period following the sale of such shares. As of June 30, 2008, the aggregate purchase price of shares subject to a right of rescission was $2.2 million. We believe that our estimated current potential liability for rescission claims is not material to our financial condition or results of operations. We do not believe that such an obligation is probable so long as our common stock trades at a price above the price at which we would be obligated to repurchase shares. Such probability would increase if the price of our common stock were to fall below participants’ acquisition prices for their interests in the ESPP during the one-year period following the sales of unregistered shares. In addition, regulators may pursue actions or impose penalties and fines against us with respect to any potential violations of securities laws.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

We have an Employee Stock Purchase Plan, also referred to herein as the ESPP, which permits eligible employees, excluding executive officers, to purchase up to 700,000 shares of our common stock. We previously filed a registration statement covering the offering of up to 150,000 shares of our common stock pursuant to our ESPP. As a result of the previously disclosed error in recordkeeping, the amount of shares issued under the ESPP has exceeded the amount of shares registered on Form S-8. We have determined that the offer and sale of the shares and interests in the ESPP above the amount registered were not exempt from registration under the Securities Act, and that such sales should have been registered under the Securities Act. Under the applicable provisions of federal securities laws, plan participants who purchased such unregistered shares of common stock may seek to rescind the transaction within one year following the date of purchase.

Prior to June 30, 2007, we sold 159,065 unregistered shares to plan participants. From July 1, 2007, through March 31, 2008, we sold 97,387 unregistered shares to plan participants in two separate transactions. For the offering period ended June 30, 2007, we sold 56,266 shares at $18.75 per share. For the offering period ended December 31, 2007, we sold 41,121 shares at $27.10 per share. Accordingly, until June 30, 2008, the aggregate purchase price of shares subject to rescission was $2.2 million. After June 30, 2008, and until December 31, 2008, the aggregate purchase price of shares subject to rescission is $1.1 million. We are not obligated to purchase any shares after December 31, 2008. The closing price of our common stock on July 31, 2008, was $24.13 per share.

While we believe that the possibility of rescission of a portion of the ESPP shares may occur, the repurchase of the shares issued on July 1, 2007, and January 1, 2008, is not solely within our control. On April 7, 2008, we filed a registration statement on Form S-8 with the SEC to register the 400,000 shares of common stock that had been authorized for issuance by our Board of Directors and approved by our stockholders but not registered.

Item 4.

Submission of Matters to a Vote of Security Holders

(a) Our annual meeting of shareholders was held on June 4, 2008.

(b) The following is a list of all nominees for director of our company who were elected at the annual meeting and whose term of office continued after the annual meeting:

Peter G. Tombros
Jeffrey P. McMullen
Rolf A. Classon
Lewis R. Elias, M.D.
Arnold Golieb
David M. Olivier
Per Wold-Olsen

(c) They were present at the meeting, either in person or by proxy, 17,761,958 shares of common stock, out of a total number of 19,319,064 shares of common stock issued and outstanding and entitled to vote at the meeting.

(d) The results of the vote of the shareholders taken at the annual meeting by ballot and by proxy as solicited by us on behalf of the Board of Directors were as follows:

(A)

for the election of each of the nominees for director:

NOMINEE	FOR	WITHHELD
Peter G. Tombros	17,450,101 Shares	311,857 Shares
Jeffrey P. McMullen	17,659,290 Shares	102,668 Shares
Rolf A. Classon	17,262,639 Shares	499,319 Shares
Lewis R. Elias, M.D.	17,562,574 Shares	199,384 Shares
Arnold Golieb	16,409,943 Shares	1,352,015 Shares
David M. Olivier	17,571,890 Shares	190,068 Shares
Per Wold-Olsen	17,608,676 Shares	153,282 Shares

(B)

to approve an amendment and restatement of the Company’s 2004 Employee Stock Purchase Plan, the ESPP, to (i) increase the number of shares of common stock reserved for issuance under the ESPP from 550,000 shares to 700,000 shares and (ii) effect various technical revisions to facilitate the administration of the ESPP and maintain its compliance with applicable laws and regulations to the ESPP to increase the number of shares available under the ESPP by 150,000 shares:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
16,146,794 Shares	45,223 Shares	8,354 Shares	1,561,587 Shares

(C)

to approve the Company’s 2008 Incentive Compensation Plan:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
13,866,979 Shares	2,322,764 Shares	10,628 Shares	1,561,587 Shares

(D)

to approve the ratification of Grant Thornton LLP as the Company’s independent registered public accounting firm for December 31, 2008:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
17,737,908 Shares	13,672 Shares	10,378 Shares	0 Shares

Item 6.

Exhibits

Exhibit Index

Exhibit Number	Description
10.1*	2004 Employee Stock Purchase Plan, as amended and restated (filed herewith)
10.2*	2008 International Employee Stock Purchase Plan (filed herewith)
10.3*	2008 Incentive Compensation Plan (filed herewith)
10.4(1)	Seventh Amendment to the Amended and Restated Credit Agreement (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

*	Compensation plan and arrangements for current and former executive officers and directors.

(1)	Portions of the exhibit have been omitted and have been filed separately pursuant to a confidential treatment request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf on August 6, 2008, by the undersigned, thereunto duly authorized.

PharmaNet Development Group, Inc.

By:	/s/ JEFFREY P. MCMULLEN
Jeffrey P. McMullen,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN P. HAMILL
John P. Hamill,
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )