Form 10-Q
period 2008-09-30
PharmaNet Development Group Inc
filed 2008-11-10
CIK 1089542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $0.001 par value per share	19,519,893 shares

INDEX

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

1

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

19

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

33

Item 4.    Controls and Procedures

34

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

36

Item 1A. Risk Factors

37

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

50

Item 6.    Exhibits

50

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,296	$77,548
Investment in marketable securities	—	2,650
Accounts receivable, net	124,190	132,550
Income taxes receivable	2,439	1,855
Deferred income taxes	298	298
Prepaid expenses	10,557	6,589
Other current assets	6,398	5,274
Assets from discontinued operations	—	5,199
Total current assets	207,178	231,963
Property and equipment, net	64,407	67,506
Goodwill	62,614	266,973
Other intangible assets, net	18,172	26,442
Deferred income taxes	12,843	14,111
Other assets, net	6,298	7,840
Total assets	$371,512	$614,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,610	$13,843
Accrued liabilities	28,855	47,978
Client advances, current portion	65,433	79,312
Income taxes payable	1,501	—
Capital lease obligations and notes payable, current portion	2,906	3,562
Deferred income taxes	31	31
Other current liabilities	37	154
Liabilities from discontinued operations	—	1,770
Total current liabilities	108,373	146,650
Client advances	3,766	2,602
Deferred income taxes	8,726	8,518
Capital lease obligations and notes payable	4,046	5,634
2.25% Convertible senior notes payable	143,750	143,750
Other non-current liabilities	17,478	15,590
Minority interest in joint venture	3,680	2,722
Commitments and contingencies (Note D)
Temporary equity:
Sale of unregistered common stock, subject to rescission	1,114	2,058
Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 40,000 shares authorized, 19,520 shares and 19,017 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	20	19
Additional paid-in capital	257,077	244,017
Retained earnings (deficit)	(194,400)	22,616
Accumulated other comprehensive income	17,882	20,659
Total stockholders’ equity	80,579	287,311
Total liabilities and stockholders’ equity	$371,512	$614,835

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net revenue:
Direct revenue	$89,218	$99,810	$272,782	$270,186
Reimbursed out-of-pocket expenses	20,168	24,581	63,819	70,951
Total net revenue	109,386	124,391	336,601	341,137
Costs and expenses:
Direct costs	56,568	57,074	178,960	160,253
Reimbursable out-of-pocket expenses	20,168	24,581	63,819	70,951
Selling, general and administrative expenses	29,345	27,536	92,506	80,969
Impairment of goodwill and indefinite-lived assets	210,649	—	210,649	—
Provision for settlement of litigation	—	1,500	—	10,400
Total costs and expenses	316,730	110,691	545,934	322,573
(Loss) earnings from continuing operations	(207,344)	13,700	(209,333)	18,564
Other income (expense):
Interest income	411	517	1,296	1,535
Interest expense	(1,584)	(1,414)	(4,584)	(4,947)
Other income (expense)	(13)	(6)	150	472
Foreign exchange transaction gain (loss), net	206	(2,608)	(589)	(3,340)
Total other expense, net	(980)	(3,511)	(3,727)	(6,280)
(Loss) earnings from continuing operations before income taxes	(208,324)	10,189	(213,060)	12,284
Income tax expense	286	2,962	2,370	3,466
(Loss) earnings from continuing operations before minority interest in joint venture	(208,610)	7,227	(215,430)	8,818
Minority interest in joint venture	490	340	1,586	541
Net (loss) earnings from continuing operations	(209,100)	6,887	(217,016)	8,277
(Loss) earnings from discontinued operations, net of tax	—	(93)	—	629
Net (loss) earnings	$(209,100)	$6,794	$(217,016)	$8,906

Basic (loss) earnings per share:
Continuing operations	$(10.73)	$0.37	$(11.22)	$0.44
Discontinued operations	$—	$(0.01)	$—	$0.03
Net (loss) earnings	$(10.73)	$0.36	$(11.22)	$0.47
Diluted (loss) earnings per share:
Continuing operations	$(10.73)	$0.37	$(11.22)	$0.44
Discontinued operations	$—	$(0.01)	$—	$0.03
Net (loss) earnings	$(10.73)	$0.36	$(11.22)	$0.47
Weighted average common shares outstanding:
Basic	19,485	18,894	19,334	18,744
Diluted	19,485	19,121	19,334	18,985

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30
	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(217,016)	$8,906
Earnings from discontinued operations	—	(629)
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	13,268	11,131
Amortization of deferred debt issuance costs	1,287	1,184
Impairment of goodwill and indefinite-lived assets	210,649	—
Provision for settlement of litigation	—	10,400
Loss on disposal of property and equipment	293	355
Minority interest	1,069	541
Provision for doubtful accounts	939	—
Share-based compensation expense	4,137	3,622
Changes in assets and liabilities:
Accounts receivable	10,028	(15,620)
Income taxes receivable	472	(528)
Prepaid expenses and other current assets	(5,215)	(2,636)
Other assets	65	(280)
Accounts payable	(8,205)	(6,224)
Accrued liabilities	(15,546)	4,038
Client advances	(12,954)	12,064
Income taxes payable	1,467	—
Other current liabilities	(116)	—
Deferred income taxes	(13)	1,033
Other non-current liabilities	2,477	1,493
Total adjustments	204,102	20,573
Net cash (used in) provided by operating activities – continuing operations	(12,914)	28,850
Net cash used in operating activities – discontinued operations	—	(569)
Net cash (used in) provided by operating activities	(12,914)	28,281
Cash flows from investing activities:
Purchase of property and equipment	(5,876)	(11,480)
Proceeds from the disposal of property and equipment	1	25
Purchase of intangible assets	(105)	—
Net change in investment in marketable securities	2,650	3,039
Net cash used in investing activities – continuing operations	(3,330)	(8,416)
Net cash provided by investing activities – discontinued operations	—	1,182
Net cash used in investing activities	(3,330)	(7,234)
Cash flows from financing activities:
Borrowings on line of credit	—	10,000
Payments on line of credit	—	(19,400)
Payments on capital lease obligations and notes payable	(2,276)	(2,955)
Net proceeds from stock issued under option plans, ESPP and restricted stock awards	2,866	2,083
Proceeds from sale of unregistered common stock, subject to rescission	1,114	2,058
Net cash provided by (used in) financing activities	1,704	(8,214)
Net effect of exchange rate changes on cash and cash equivalents	288	2,257
Net (decrease) increase in cash and cash equivalents	(14,252)	15,090
Cash and cash equivalents at beginning of period	77,548	45,331
Cash and cash equivalents at end of period	$63,296	$60,421

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

(In thousands)

	Nine Months Ended September 30
	2008	2007
Supplemental disclosures:
Interest paid	$3,989	$4,373
Income taxes paid	$3,008	$5,455
Income taxes recovered	$1,564	$491
Supplemental disclosures of non-cash investing and finance activities:
Fair market value of restricted stock units granted as long-term incentive compensation	$6,560	$4,317
Capital lease obligations incurred	$461	$3,080
Settlement of class action litigation through issuance of common stock	$4,000	$—

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

Use of estimates

In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair statement of financial position as of September 30, 2008 and December 31, 2007, and the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Management makes estimates and assumptions when preparing the consolidated financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. During the third quarter 2008, the Company recorded an estimated non-cash impairment charge related to goodwill and indefinite-lived assets. For information on the non-cash impairment charge, see Note B to the consolidated financial statements.

As of January 1, 2008, the Company, in connection with the release of its global fixed asset accounting policy, reviewed the estimated useful lives of its fixed assets. As a result, management made the determination to modify the estimated useful lives for certain fixed assets. This change increased depreciation expense by $0.3 million for the three months ended March 31, 2008. The following table sets forth the revised useful lives of property and equipment.

Automobiles	5 years
Building	25 years
Furniture and fixtures	7 years
Machinery, equipment and software	3-10 years
Leasehold improvements	Shorter of remaining life of asset or remaining term of the lease (average 3.25 years)

There were no changes in the estimated useful lives of the Company’s fixed assets for the three months ended June 30, 2008 and September 30, 2008.

Significant accounting policies

The Company’s significant accounting policies are described in Note A to the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007. There were no significant changes to those accounting policies during the three and nine months ended September 30, 2008.

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

The following table sets forth the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008.

	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
(in thousands)
Foreign currency forward and swap contracts	$ 12	$ 12	$ —	$ —

As of September 30, 2008, the Company entered into foreign currency forward contracts to manage exposure related to balance sheet positions that were denominated in currencies other than the functional currency. Derivative valuations are based on quoted prices (unadjusted) in active markets for identical assets or liabilities and are classified within Level 1 of the valuation hierarchy.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 in the interim period beginning January 1, 2008. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during the three and nine months ended September 30, 2008.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead requires an entity to consider its own historical experience in renewing similar arrangements. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other accounting literature. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. The Company does not expect that FSP SFAS 142-3 will have a material impact on its financial position or results of operations.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components of the instrument in an effort to value the convertible feature of the debt. The Company’s 2.25% Convertible Senior Notes (the “Notes”) due 2024 are within the scope of FSP APB 14-1; therefore, the Company would be required to record the debt portions of its Notes at their fair value on the date of issuance and amortize the resulting discount into interest expense over the life of the debt, adjusted for put or call features. Although FSP APB 14-1 would have no impact on actual past or future cash flows, the amortization of the discount to interest expense could have a material impact on the Company’s net earnings (loss) and earnings (loss) per share. The Company is currently evaluating the amount of additional non-cash interest expense that will be recorded when adopted. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be applied retrospectively to all periods presented. Early adoption is prohibited.

Earnings (loss) per share

The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding during the period. The following table sets forth a reconciliation of basic and diluted earnings (loss) per share from continuing operations for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
	(in thousands, except per share data)
Net (loss) earnings from continuing operations	$(209,100)	$6,887	$(217,016)	$8,277
Weighted average shares of common stock outstanding for basic earnings per share	19,485	18,894	19,334	18,744
Contingently issuable shares related to:
Stock options	—	176	—	186
Restricted stock units	—	51	—	55
Total	—	227	—	241
Weighted average shares of common stock for dilutive earnings per share	19,485	19,121	19,334	18,985

Net (loss) earnings per share from continuing operations:
Basic	$(10.73)	$0.37	$(11.22)	$0.44
Dilutive	$(10.73)	$0.37	$(11.22)	$0.44

Diluted earnings (loss) per share are computed by increasing the denominator to include additional common stock equivalents. Due to the loss reported for the three months ended September 30, 2008, 47,445 dilutive common stock equivalents have been excluded from the calculation of diluted earnings (loss) per share because their inclusion would be anti-dilutive. Similarly, due to the loss reported for the nine months ended September 30, 2008, 88,593 dilutive common stock equivalents have been excluded from the calculation of diluted earnings (loss) per share because their inclusion would be anti-dilutive. Included in diluted shares for the three and nine months ended September 30, 2007 are common stock equivalents with a dilutive effect of 227,036 and 240,697 shares, respectively, related to stock options and restricted stock units (“RSUs”).

Common stock equivalents representing stock options and RSUs of 879,803 shares and 848,074 shares of the Company’s common stock outstanding for the three and nine months ended September 30, 2008, respectively, were not included in the computation of diluted earnings per share because their prices were greater than the average market price of the Company’s common stock during these periods. In addition, 493,408 shares and 495,075 shares of stock options and RSUs were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2007, respectively, because their inclusion would be anti-dilutive.

Reclassifications

The Company has made certain reclassifications in the consolidated balance sheet as of December 31, 2007, primarily related to income taxes, to conform to the 2008 presentation.

In 2006, the Company decided to close the operations in Florida that were being conducted by its Miami and Ft. Myers subsidiaries and reported in the early stage segment. The Company made this decision primarily due to a number of issues that had resulted in a material negative impact on earnings and in response to actions by local authorities that included an order to demolish the Company’s clinical and administrative office building in Miami. The Company vacated and demolished the Miami facility, terminated employees located at these subsidiaries and completed other administrative tasks. The final contract and study was completed in January 2008.

While the Company’s wind down and closure of its operations in Miami and Ft. Myers are substantially complete, the remnants of the assets and liabilities from those operations are accounts receivable, land owned in Miami, and accrued liabilities. Through December 31, 2007, these operations had been accounted for as discontinued operations. As of September 30, 2008, the assets, liabilities and residual impact to the statement of operations were immaterial. Accordingly, at September 30, 2008, those remaining assets and liabilities have been included with the assets and liabilities of continuing operations. Any changes in those specific assets and liabilities in future reporting periods will be evaluated for materiality and separate financial statement disclosure.

The results of operations of the Miami and Ft. Myers subsidiaries for the three and nine months ended September 30, 2007, are included in the accompanying consolidated statements of operations as “(Loss) earnings from discontinued operations, net of tax.” The following table sets forth the components of these (losses) earnings for the three and nine months ended September 30, 2007.

	Three Months Ended 2007	Nine Months Ended 2007

	(in thousands)
Net revenue:
Direct revenue	$(70)	$(38)
Reimbursed out-of-pocket expenses	—	—
Total net revenue	(70)	(38)
Costs and expenses:
Direct costs	(3)	174
Reimbursable out-of-pocket expenses	—	—
Selling, general and administrative expenses	25	100
Total costs and expenses	22	274
Other income (expense), net	(1)	941
(Loss) earnings before income taxes	(93)	629
Income tax expense (benefit)	—	—
(Loss) earnings from discontinued operations, net of tax	$(93)	$629

NOTE B — GOODWILL AND INTANGIBLE ASSETS

Goodwill represents cost in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company performs an annual test for impairment of goodwill and indefinite-lived assets during the fourth quarter or more frequently if impairment indicators arise during the year. The Company performs this test by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value.

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

As of September 30, 2008, the Company performed an interim goodwill impairment test based on a triggering event resulting from the significant decrease in the price of its outstanding common stock and overall market capitalization during the third quarter 2008. Based on the guidance of SFAS 142, the Company performed first step impairment measurements for all of its reporting units and second step measures on two of its reporting units, PharmaNet and Keystone. During the process, the Company followed all relevant guidance while conducting the interim goodwill impairment test; however, some estimates and assumptions were used by management in order to reach a conclusion regarding fair value and the related estimated non-cash impairment charge on an interim basis. Based on the results of the interim goodwill impairment test, it was determined that the fair value of the PharmaNet and Keystone reporting units were significantly less than their carrying values. As a result, the Company made the determination to write down a portion of the value of goodwill and indefinite-lived assets related to those reporting units. The total amount of the non-cash impairment charge during the three months ended September 30, 2008 was $210.6 million, of which $201.0 million of goodwill and $6.3 million of indefinite-lived asset impairment charges related to the PharmaNet reporting units or the late stage segment and $3.3 million related to the Keystone reporting unit or the early stage segment. The Company believes that this non-cash impairment charge will not impact its on-going operations. The Company will re-evaluate the estimates and assumptions used in the interim goodwill impairment test and analyze the fair value of its remaining goodwill and indefinite-lived assets when it performs its annual goodwill impairment test during the fourth quarter of 2008.

The following table sets forth the changes in the carrying amount of goodwill as of September 30, 2008 and December 31, 2007.

(in thousands)
Balance as of December 31, 2007	$266,973
Impairment of goodwill	(204,359)
Balance as of September 30, 2008	$62,614

Goodwill by segment:
Late stage	$31,554
Early stage	31,060
Total	$62,614

As part of the results of the interim goodwill impairment test, it was determined that the fair value of the PharmaNet trade name was $6.3 million less than it’s carrying value, and as a result, the Company made the determination to write down a portion of the value of its indefinite-lived assets related to its PharmaNet reporting unit. The following table sets forth the changes in the carrying amount of intangible assets as of September 30, 2008 and December 31, 2007.

(in thousands)
Balance as of December 31, 2007	$26,442
Purchase of intangible assets	105
Amortization expense	(2,085)
Impairment of indefinite-lived assets	(6,290)
Balance as of September 30, 2008	$18,172

Intangible assets by segment:
Late stage	$17,377
Early stage	795
Total	$18,172

The following table sets forth the components of intangible assets as of September 30, 2008 and December 31, 2007.

		2008			2007
	Weighted
	Average
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
	(in thousands)
Intangible assets subject to amortization:
Internally developed software	5.0	$479	$(387)	$92	$454	$(312)	$142
Methodologies	4.1	927	(721)	206	847	(582)	265
Technology	5.0	3,859	(2,914)	945	3,859	(2,335)	1,524
Contracts and customer relationships	6.5	12,389	(7,220)	5,169	12,389	(5,928)	6,461

Total		17,654	(11,242)	6,412	17,549	(9,157)	8,392
Intangible assets not subject to amortization:
Trade names	—	11,760	—	11,760	18,050	—	18,050

Total		$29,414	$(11,242)	$18,172	$35,599	$(9,157)	$26,442

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range in term from 4 to 7 years. Amortization expense related to intangible assets for the three and nine months ended September 30, 2008 and 2007 was $0.7 million and $2.1 million, respectively. The following table sets forth estimated amortization expense for intangible assets subject to amortization for each of the next five years ending December 31.

(in thousands)
Remainder of 2008	$695
2009	2,646
2010	1,627
2011	1,428
2012	16
Total	$6,412

NOTE C — DEBT

Credit Facility

The Company has a Credit Facility, currently in the amount of $45.0 million, with a syndicate of banks that originated in 2004 (the “Credit Facility”). The Credit Facility has a maturity date of December 22, 2009 provided that, in the event that the aggregate principal amount of the Notes have not been refinanced on or prior to February 1, 2009, the revolving maturity date shall be February 15, 2009. As of September 30, 2008, the principal balance outstanding on the Credit Facility was zero.

The Credit Facility was amended and restated in its entirety in 2005 and has been subsequently amended seven times.

Based on the Company’s financial performance during the first quarter 2008, the Company did not meet certain financial requirements of the Credit Facility, and as a result, entered into a period of default. On July 17, 2008, the Company entered into a seventh amendment to the Credit Facility, which reinstated the Company’s ability to borrow under the Credit Facility. As a result of this latest amendment, certain financial covenants, including the Company’s covenants to maintain certain financial ratios, were either waived or amended to reflect the Company’s operating performance and business needs. The Company has complied with its financial covenants during the third quarter 2008.

The obligations under the Credit Facility are guaranteed by each of the Company’s U.S. subsidiaries and are secured by a lien on the vacant land in Miami, Florida, a pledge of all of the assets of the Company’s U.S. operations and U.S. subsidiaries and a pledge of 66% of the stock of certain of the Company’s foreign subsidiaries. The U.S. assets collateralizing the Credit Facility amounted to approximately $189.5 million, including goodwill and intangible assets and are included in the accompanying consolidated balance sheet as of September 30, 2008. The non-cash impairment charge recorded during the third quarter 2008 did not have any impact on the availability of the Credit Facility or financial covenants.

Convertible Senior Notes Payable

The Company has issued and outstanding $143.8 million principal amount of 2.25% Convertible Senior Notes due 2024 (the “Notes”). The Notes are unsecured senior obligations and are effectively structurally subordinated to all existing and future secured indebtedness, and to all existing and future liabilities of subsidiaries, including trade payables. The Company capitalized all costs related to the issuance of the Notes in 2004 and has been amortizing these costs on a straight-line basis over the expected term, which approximates the effective interest method. Interest is payable in arrears semi-annually on February 15 and August 15 of each year.

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

On August 10, 2007, the Company filed a universal shelf on Form S-3 with the SEC, as amended on August 8, 2008, to sell debt securities, warrants, preferred stock, common stock, depository shares, purchase contracts or units with an aggregate offering price up to $300 million. On August 13, 2008, the universal shelf on Form S-3 was declared effective by the SEC. As of September 30, 2008, no securities registered under the shelf have been offered.

In May 2008, the Board of Directors authorized a repurchase of the Notes up to $30.0 million. To date, we have not repurchased any of the Notes.

The Company has engaged a financial advisor and is evaluating certain options to address the Notes which include, but are not limited to, any of the following alternatives or a combination of these alternatives: (i) a cash tender for the Notes, (ii) an exchange offer for the Notes and (iii) a repurchase of the Notes on the open market. The Company expects to formally announce the options it intends to pursue at the conclusion of its evaluation process.

NOTE D — COMMITMENTS AND CONTINGENCIES

Leases

The Company leases scientific equipment and automobiles under capital lease arrangements from various lessors for periods varying in length from 36 to 60 months. The Company also leases facilities and certain equipment under non-cancelable operating leases, which expire over the next 20 years.

Litigation and Inquiries

On March 12, 2007, the Company received notice that the SEC staff had secured a formal order of private investigation. The formal order relates to revenue recognition, earnings, company operations and related party transactions. In late December 2005, the Company received an informal request from the SEC for documents relating to the duties, qualifications, compensation and reimbursement of former officers and employees. This request also asked for a copy of the report to Senator Grassley by the Company’s independent counsel. In a second request, sent March 28, 2006, the SEC asked for information regarding related parties and transactions, duties and compensation of various employees, internal controls, revenue recognition and other accounting policies and procedures and selected regulatory filings. As part of its investigation, the SEC staff has also interviewed several former officers and employees. On June 11, 2007, the Company received a subpoena from the SEC for additional accounting documents. More recently, the SEC asked the Company for additional documents regarding its former Miami headquarters, several vendors and updated board minutes. As with past requests, the Company will voluntarily comply with this request and the Company expects to continue to provide documents to the SEC as requested.

The Company’s efforts to resolve the SEC investigation involves a significant amount of attention from our management, additional cost and uncertainty, and the SEC investigation may result in material damage or penalty awards or settlements, and may have a material and adverse effect on the Company’s results of operations, including a reduction in net earnings and a deviation from forecasted net earnings.

Beginning in late December 2005, a number of class action lawsuits were filed in the United States District Court for the Southern District of Florida and the United States District Court for the District of New Jersey alleging that the Company and certain of its former officers and directors violated federal securities laws, such actions are collectively referred to herein as the Federal Securities Actions. The Company was served notice of these lawsuits in early January 2006. On June 21, 2006, the Judicial Panel for Multidistrict Litigation transferred all of the Federal Securities Actions for pre-trial proceedings in the District of New Jersey, where they were later consolidated.

On November 1, 2006, the Arkansas Teachers’ Retirement System, the lead plaintiff in the Federal Securities Actions, filed a consolidated amended class action complaint, also referred to herein as the amended complaint. The amended complaint alleged that the Company and several of the Company’s current and former officers and directors violated Sections 11, 12 (a)(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint claimed violations of these federal securities laws through misstatements or omissions regarding: the maximum occupancy at the Company’s Miami facility, the Miami facility’s purportedly dangerous and unsafe structure, the Company’s clinical practices, purported conflicts of interests involving Independent Review Boards used by the Company, related-party transactions and some former executives’ qualifications.

On August 1, 2007, the Company issued a press release announcing that we had entered into an agreement to settle the Federal Securities Actions on the principal terms set forth in an Agreement to Settle Class Action, referred to herein as the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, the class will receive approximately $28.5 million (less legal fees, administration and other costs). The Company accrued an estimated liability of $10.4 million during the year ended December 31, 2007, which was not covered by the Company’s insurance, associated with the Settlement Agreement and other related litigation. The Company had the option to elect to pay up to $4.0 million of this amount in common stock, or all in cash. The common stock was to be valued according to the volume weighted average closing price for the 10 trading days leading up to the date the district court enters an order formally approving the Settlement Agreement. On December 3, 2007, the Court preliminarily approved the Settlement Agreement. On December 11, 2007, the Company made cash payments to the plaintiffs, escrow account in the amount of $0.3 million and on January 11, 2008, the Company made cash payments to the plaintiffs, escrow account in the amount of $3.7 million. On March 10, 2008, the Court formally approved the Settlement Agreement and entered Final Judgment. On March 24, 2008, the Company issued 135,870 shares of common stock to the plaintiffs settlement fund to settle the action, or $4.0 million in common stock, the value of such common stock equal to $29.44 per share which was calculated as set forth above. The common stock and cash have not been disbursed to the class and will not be distributed to the class until the appeals process is fully adjudicated. On April 9, 2008, a Notice of Appeal of the Final Judgment was filed and the parties have briefed the issues on appeal. It is uncertain how long the appeals process will take.

Beginning in late December 2005, a total of five stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida and the United States Court for the District of New Jersey against certain of the Company’s current and former officers and directors, as well as the Company (as a nominal defendant) for alleged violations of state and federal law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, disgorgement under the Sarbanes-Oxley Act of 2002 and violation of Section 14(a) of the Securities Exchange Act of 1934, such actions are referred to herein as the Federal Derivative Actions. The Company was served notice of these lawsuits in early January 2006. The Federal Derivative Actions alleged that the individual defendants misrepresented and engaged in a conspiracy to misrepresent our business condition, prospects and financial results, failed to disclose our allegedly improper and reckless business practices, such as mismanagement of clinical trials and mistreatment of research participants, used our artificially inflated stock to acquire other companies and complete public offerings and engaged in illegal insider trading.

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

On February 11, 2008, the Company reached an agreement to settle the Federal Derivative Action and the Florida Circuit Court Derivative Action. Under the terms of the agreement, the plaintiffs will receive $2.0 million in cash, of which $1.0 million will be covered by the Company’s insurance policy. Under the terms of the agreement, the Company does not admit to any liability or any of its current and former directors, officers and employees who were named in the lawsuit. The agreed upon settlement has been executed by the parties and was approved by the Court on October 20, 2008.

The Company’s attempts to resolve these legal proceedings involve a significant amount of attention from our management, additional cost and uncertainty, and these legal proceedings may result in material damage or penalty awards or settlements and may have a material and adverse effect on the Company’s results of operations, including a reduction in net earnings and a deviation from forecasted net earnings.

Reduction in Workforce

As a result of a decrease in business activity, driven by project cancellations primarily related to the late stage segment, combined with expansions in hiring, the fourth quarter 2007 saw a decline in staff utilization and efficiency metrics, such as billable utilization rates. As a result of these declines and current forecasted business levels, the Company made a strategic decision to reduce staff in both the early and late stage segments, as well as close or combine certain office locations. The staff reductions started in the first quarter 2008 and were completed in the second quarter 2008.

The Company recorded a severance charge of $2.0 million in the first quarter 2008, of which $0.4 million impacted the early stage segment and $1.6 million impacted the late stage segment. Early stage costs were recorded in the amounts of $0.1 million in direct costs and $0.3 million in selling, general, and administrative (“SG&A”) expenses. All late stage costs were recorded in SG&A expenses in the statement of operations for the three months ended March 31, 2008. As of September 30, 2008, the Company has a remaining $18,000 work force reduction liability for continued health care benefits and expects to pay these funds during the fourth quarter 2008. The following table sets forth the roll forward of the liability for the nine months ended September 30, 2008, in connection with one time termination benefits to employees. This liability is recorded in accrued liabilities in the accompanying consolidated balance sheet.

	Late Stage	Early Stage	Total
	(in thousands)
Balance at December 31, 2007	$—	$—	$—
Charge for one-time termination benefits	1,597	358	1,955
Less: Benefits paid	(1,579)	(358)	(1,937)
Balance at September 30, 2008	$18	$—	$18

In the third quarter 2008, the Company recorded an additional severance charge of $0.8 million, of which $0.1 million impacted the early stage segment and $0.7 million impacted the late stage segment. All costs were recorded in SG&A expenses for the three months ended September 30, 2008. This action was a result of the Company’s efforts to streamline the organization to enhance its long-term efficiency. As of September 30, 2008, the liability related to the late stage segment amounted to $0.6 million and is recorded in accrued liabilities in the accompanying consolidated balance sheet. The charge related to the early stage segment was paid prior to September 30, 2008.

Office Closings

In the second quarter 2008, the Company recorded a charge of $1.2 million, primarily in connection with the office closings in Washington, D.C. and Australia and the consolidation of offices in North Carolina. Of the total charge $1.1 million related to the late stage segment. Under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the liability for the office closures was recognized and measured at its fair value as of June 30, 2008. It is intended that the regulatory consulting staff in Washington D.C. and clinical research personnel in Australia will continue as full-time home-based employees. In the third quarter 2008, the Company recorded an additional charge of $0.2 million in connection with the office closure in Washington, D.C. This additional charge related to the late stage segment. As of September 30, 2008, the liability related to office closures amounted to $0.8 million, of which $0.7 million related to the late stage segment and is recorded in accrued liabilities in the accompanying consolidated balance sheet.

NOTE E — EQUITY

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”), which permits eligible employees, excluding executive officers, to purchase up to 700,000 shares of the Company’s common stock. Share-based compensation expense recognized under the ESPP was $0.2 million and $0.5 million for the three and nine months ended September 30, 2008 and 2007, respectively.

As a result of the previously disclosed administrative error in recordkeeping, the amount of shares authorized under the ESPP exceeded the amount of registered shares by 400,000 shares. Unregistered shares are subject to rescission rights for one year after issuance. During the year ended December 31, 2007, the Company issued 134,271 unregistered shares to ESPP participants in two transactions, and such shares were subject to rescission as of December 31, 2007. For the offering period ended December 31, 2006, the Company issued 78,005 shares on January 1, 2007, at $12.89 per share, and for the offering period ended June 30, 2007, the Company issued 56,266 shares on July 1, 2007, at $18.75 per share. Accordingly, as of December 31, 2007, the Company classified the amount of $2.1 million as temporary equity in the accompanying consolidated balance sheet. During the three months ended March 31, 2008, the Company reclassified $1.0 million of this amount to shareholders’ equity as the shares issued on January 1, 2007, no longer had rescission rights. Additionally, for the offering period ended December 31, 2007, the Company issued 41,121 shares on January 1, 2008, at $27.10 per share. This sale totaling $1.1 million was recorded in temporary equity as of March 31, 2008, June 30, 2008 and September 30, 2008. During the third quarter 2008, the Company reclassified approximately $1.1 million from temporary equity to shareholders’ equity as the shares issued on July 1, 2007, no longer had rescission rights.

While the Company believes the possibility of rescission of a portion of the ESPP shares may occur, the repurchase of the shares issued on January 1, 2008 is not solely within the control of the Company. During the first quarter 2009, the remaining value of ESPP shares subject to rescission, adjusted for any repurchases which may occur, will be reclassified from temporary equity to shareholders’ equity as those shares will no longer be subject to rescission. On April 7, 2008, the Company filed a Form S-8 registration statement with the SEC to register the 400,000 shares of common stock that had been authorized and approved, but not registered.

On June 6, 2008, the Company filed a Form S-8 registration statement with the SEC to register an additional 150,000 shares of common stock that had been authorized and approved. As of September 30, 2008, 210,831 shares of common stock were reserved for future issuance under the ESPP.

Share-Based Compensation

Share-based compensation expense is recognized on a straight-line basis over the vesting period of the related awards. During the three and nine months ended September 30, 2008, the Company recognized compensation expense of $0.7 million and $3.6 million, respectively, for stock options and RSUs, compared to $1.1 million and $3.1 million, respectively, in the corresponding 2007 periods. As of September 30, 2008, there was $7.8 million of unrecognized compensation cost related to unvested restricted stock and RSUs, which is being recognized over a weighted-average period of 2.8 years. As of September 30, 2008, there was $1.9 million of unrecognized compensation cost related to stock options outstanding, which is being recognized over a weighted-average period of 2.3 years.

In the past, the Company has granted performance-based RSUs which vest contingent upon achieving certain targets relating to the Company’s performance. Share-based compensation expense related to these RSUs has been recorded based on the probability that the performance targets will be achieved. In August 2008, the Company deemed it unlikely that these performance targets would be met and, as a result, reversed $0.6 million of share-based compensation expense during the three months ended September 30, 2008.

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

On August 4, 2008 and August 20, 2008, the Company granted awards to certain management in the form of stock options and RSUs under the 2008 Plan. During the third quarter 2008, the Company recorded stock option and RSU cancellations of 54,894 shares and 23,169 shares, respectively under the 1999 Plan, as a result of certain employee terminations. As of September 30, 2008, there were 837,023 shares of common stock available for issuance under the 2008 Plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton pricing model. The following table sets forth the weighted-average assumptions for options granted during the nine months ended September 30, 2008 and 2007.

	2008	2007
Risk-free rate (1)	2.37%	4.90%
Expected term (2)	4.5 years	4.5 years
Expected volatility (3)	59.7%	60.0%

———————

(1)

The risk-free rate is based upon the rate of a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.

(2)

The Company has significantly changed the terms of the stock options granted to employees over the years such that historical exercise data is not available. As a result, the expected term of the option is determined using the simplified method provided by SEC Staff Accounting Bulletin No. 107, the vesting terms and a contractual life of the respective option.

(3)

Expected volatility is based on the daily historical volatility of the Company’s stock price, over a period equal to the expected life of the option.

The following table sets forth stock option activity and related information during the nine months ended September 30, 2008.

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding at beginning of the period	914	$27.29	3.27
Granted	104	$29.37
Exercised	(172)	$12.80
Forfeited and expired	(115)	$27.51
Outstanding at end of the period	731	$30.96	2.93
Exercisable at end of the period	576	$31.63	2.05

The following table sets forth a summary of non-vested restricted stock and RSU activity and related information during the nine months ended September 30, 2008.

	Restricted Stock and Restricted Stock Units	Weighted- Average Grant-Date Fair Value
	(in thousands)
Non-vested at beginning of the period	282	$23.62
Granted	254	$26.61
Vested	(96)	$23.06
Forfeited	(24)	$25.91
Non-vested at end of the period	416	$25.54

Restricted stock awards are subject to applicable tax withholdings when the awards vest. For the nine months ended September 30, 2008 and 2007, the Company withheld 25,907 shares (or $0.5 million) and 18,411 shares (or $0.6 million), respectively, in satisfaction of statutory tax withholding requirements.

NOTE F — INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2008 was an expense of 0.14% compared to an expense of 29.1% in the corresponding 2007 period. The Company’s effective tax rate for the nine months ended September 30, 2008 was an expense of 1.1% compared to an expense of 28.2% in the corresponding 2007 period. The non-cash impairment charge did not have any impact on income tax expense for the three and nine months ended September 30, 2008.

For the nine months ended September 30, 2008, the loss from continuing operations before income taxes consisted of a domestic loss of $220.3 million and foreign earnings of $7.2 million. The Company continues to maintain a full valuation allowance against the domestic net deferred tax assets. For the nine months ended September 30, 2008, the Company did not record any tax benefits associated with the domestic operating loss and recorded consolidated tax expense of $2.4 million, which was primarily attributable to state taxes, taxes on foreign earnings, and tax expense related to uncertain tax positions. The decrease in income tax expense for the nine months ended September 30, 2008 as compared to the corresponding 2007 period was due to changes in the forecasted domestic income for the year, the additional valuation allowance provided on domestic losses, the calculation of multi-jurisdictional tax rates, and certain discrete items.

The Company also continues to maintain a partial valuation allowance relating to research and development tax credits resulting from its Canadian operations and net operating losses on certain foreign subsidiaries. The Company established the valuation allowance against these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized.

The historical practice of the Company has been to leave unremitted foreign earnings invested indefinitely outside the U.S. Hence, the Company has elected under APB Opinion No. 23, “Accounting for Income Taxes — Special Areas,” to deem earnings and profits related to foreign subsidiaries as permanently reinvested. Accordingly, the Company has made no provision for U.S. income taxes that might result from repatriation of these earnings. As of September 30, 2008, the undistributed earnings of foreign subsidiaries were $88.1 million.

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

NOTE G — SEGMENT REPORTING

The Company has two reportable business segments, early stage and late stage. The early stage segment consists of Phase I clinical trial services and bioanalytical laboratory services, including early clinical pharmacology. The late stage segment consists of Phase II through Phase IV clinical trial services, including a comprehensive array of services comprised of data management, biostatistics, medical, scientific and regulatory affairs, clinical information technology and consulting services. The Company evaluates its segment performance based on direct revenue, operating margins and net earnings before income taxes. Accordingly, the Company does not include the impact of interest income (expense), foreign currency exchange transaction gain (loss), other income (expense) and income taxes in its analysis of segment profitability. During the third quarter 2008, the Company recorded a non-cash impairment charge related to goodwill and indefinite-lived assets. For information on the non-cash impairment charge, see Note B to the consolidated financial statements.

The following table sets forth operations by segment for the three months ended September 30, 2008 and 2007.

	Early Stage	Late Stage	Corporate Allocations	Total
Direct revenue	(in thousands)
2008	$42,620	$46,598	$—	$89,218
2007	$37,646	$62,164	$—	$99,810
Earnings (loss) from continuing operations
2008	$4,676	$(206,807)	$(5,213)	$(207,344)
2007	$8,040	$13,193	$(7,533)	$13,700
Earnings (loss) from continuing operations before income taxes
2008	$2,089	$(208,675)	$(1,738)	$(208,324)
2007	$6,607	$12,130	$(8,548)	$10,189

The following table sets forth operations by segment for the nine months ended September 30, 2008 and 2007.

	Early Stage	Late Stage	Corporate Allocations	Total
Direct revenue	(in thousands)
2008	$123,259	$149,523	$—	$272,782
2007	$98,060	$172,126	$—	$270,186
Earnings (loss) from continuing operations
2008	$15,307	$(208,182)	$(16,458)	$(209,333)
2007	$17,491	$28,033	$(26,960)	$18,564
Earnings (loss) from continuing operations before income taxes
2008	$8,775	$(212,510)	$(9,325)	$(213,060)
2007	$15,701	$28,148	$(31,565)	$12,284

The following table sets forth total assets by segment as of September 30, 2008 and December 31, 2007.

	Early Stage	Late Stage	Corporate Allocations	Total
Total assets	(in thousands)
2008	$149,213	$214,034	$8,265	$371,512
2007	$157,994	$447,380	$4,262	$609,636

The following table sets forth a reconciliation of total assets to the accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007.

	2008	2007
	(in thousands)
Total assets for reportable segments, including corporate allocations	$371,512	$609,636
Assets from discontinued operations	—	5,199
Total	$371,512	$614,835

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes included in this report on Form 10-Q for the quarter ended September 30, 2008, and in our Annual Report on Form 10-K for the year ended December 31, 2007. This discussion contains forward-looking statements that are subject to risks and uncertainties. Our actual results may differ materially from those anticipated in the forward-looking statements as a result of certain factors, including, but not limited to, those in the discussion on forward-looking statements below.

Overview

We operate our business in two segments, early stage and late stage. Our early stage segment consists primarily of our Phase I clinical trial services and our bioanalytical laboratory services, including early clinical pharmacology. Our late stage segment consists primarily of Phase II through Phase IV clinical trial services and a comprehensive array of related services, including data management, biostatistics, medical, scientific and regulatory affairs, clinical information technology and consulting services. For additional information about segments, see Note G to the consolidated financial statements.

During 2006, we discontinued operations at our Miami and Ft. Myers facilities. All financial results for the three and nine months ended September 30, 2008, include any residual activity from discontinued operations, such as collections of outstanding accounts receivable and property tax payments on the vacant land in Miami. During the nine months ended September 30, 2008, there was no activity related to any discontinued operation that was considered material. In addition, we have made certain balance sheet reclassifications, primarily related to income taxes, to the 2007 financial information to conform to the 2008 presentation.

Our net revenue consists primarily of fees earned for services performed under contracts with branded pharmaceutical, biotechnology, medical device and generic drug company clients. In our late stage segment, a portion of our contract fee is generally due upon signing of the contract, and the majority of the contract fee is then paid in installments upon the achievement of certain agreed upon performance milestones. Relative to our early stage contracts, our late stage contracts are generally larger and longer in duration, and our late stage segment typically receives larger advance payments. Our contracts are generally terminable immediately or after a specified period following notice by the client. These contracts usually require payment to us of expenses to complete a study and fees earned to date and for activities necessary to conclude the program in an orderly way consistent with wishes of the clients, safety of participants and applicable regulatory and good medical practices. Most of the contracts in our early stage segment are of short duration; however, our late stage segment typically performs services under long-term contracts, which are subject to a greater risk of delay or cancellation. The current average length of a late stage contract is 28 months.

In our late stage business, we report revenue line items consisting of direct revenue and reimbursed out-of-pocket expenses, together with an expense line item for reimbursable out-of-pocket expenses, which consists of travel and other expenses related to studies that are reimbursed by our clients.

We record our recurring operating expenses in three primary categories: (i) direct costs, (ii) selling, general and administrative expenses, also referred to herein as SG&A expenses, and (iii) reimbursable out-of-pocket expenses. Direct costs consist primarily of participant fees and associated expenses, direct labor and employee benefits, facility costs, depreciation associated with facilities and equipment used in conducting trials, and other costs and materials directly related to contracts. Direct costs as a percentage of net revenue vary from period to period due primarily to the varying mix of contracts and services performed, and to the percentage of revenues arising from our early stage operations, which generally have higher direct costs. SG&A expenses consist primarily of administrative payroll, except for the late stage segment, overhead, advertising, legal and accounting expenses, travel, non-cash compensation expenses, depreciation and amortization of intangibles. The late stage segment includes all payroll-related costs as part of direct costs, and all office costs and depreciation as part of SG&A expenses.

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

Critical Accounting Estimates

We make estimates and assumptions in the preparation of our consolidated financial statements, which affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and revenues and expenses for the applicable period ended date. Future events and their effects cannot be determined with certainty; therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates and such differences may be material to our consolidated financial statements. Management continually evaluates its estimates and assumptions, which are based on historical experience and other factors we believe to be reasonable under the circumstances. These estimates and our actual results are subject to the “Risk Factors” contained in Item 1A of this report. There have been no material changes in our critical accounting estimates or our application of these estimates during the three and nine months ended September 30, 2008.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table sets forth our results of operations both numerically and as a percentage of direct revenue for the three months ended September 30, 2008 and 2007.

	2008		2007
	(In thousands, except per share data)
Direct revenue	$89,218	100.0%	$99,810	100.0%
Direct costs	56,568	63.4	57,074	57.2
Selling, general and administrative expenses	29,345	32.9	27,536	27.6
Impairment of goodwill and indefinite-lived assets	210,649	236.1	—	—
Provision for settlement of litigation	—	—	1,500	1.5
Total other expense, net	(980)	(1.1)	(3,511)	(3.5)
(Loss) earnings from continuing operations before income taxes	(208,324)	(233.5)	10,189	10.2
Income tax expense (benefit)	286	0.3	2,962	3.0
(Loss) earnings from continuing operations before minority interest in joint venture	(208,610)	(233.8)	7,227	7.2
Minority interest in joint venture	490	0.5	340	0.3
(Loss) earnings from continuing operations	(209,100)	(234.4)	6,887	6.9
Loss from discontinued operations, net of tax	—	—	(93)	(0.1)
Net (loss) earnings	$(209,100)	(234.4)%	$6,794	6.8%
(Loss) earnings per share from continuing operations:
Basic	$(10.73)		$0.37
Diluted	$(10.73)		$0.37

Direct Revenue

Direct revenue, which does not include reimbursed out-of-pocket expenses, was $89.2 million for the three months ended September 30, 2008, a decrease of 10.6% from $99.8 million for the corresponding 2007 period. This decrease is attributable to lower revenues in the late stage segment primarily due to previously disclosed project cancellations and postponements, partially offset by growth in the early stage segment.

Direct revenue in the early stage segment was $42.6 million for the three months ended September 30, 2008, compared to $37.6 million for the corresponding 2007 period. This increase of 13.2% is primarily attributable to higher clinic revenues resulting from a change in the mix of the types of studies from low-end generics to high-end, more complex generics and innovator studies, partially offset by lower sample volume throughput in the bioanalytical laboratories compared to the corresponding 2007 period. For the three months ended September 30, 2008 clinic revenue was $21.5 million and laboratory revenue was $21.1 million compared to clinic revenue of $15.1 million and laboratory revenue of $22.5 million in the corresponding 2007 period. The change in the mix of clinic and laboratory revenue is attributable to the additional capacity and performance of our clinics, partially offset by the decrease in generic revenue in the laboratories. Direct revenue in the late stage segment was $46.6 million for the three months ended September 30, 2008, compared to $62.2 million in the corresponding 2007 period. This decrease of 25.0% is primarily the result of previously disclosed project cancellations and postponements and a $3.0 million dollar benefit in the third quarter 2007 resulting from revenue recognized from the signing of change orders. The combined project cancellations and postponements negatively impacted direct revenue by approximately $8.8 million in the third quarter 2008 and are expected to negatively impact 2008 full-year revenues by approximately $39.9 million.

For the three months ended September 30, 2008, direct revenue was $36.2 million from U.S. operations and $53.0 million from foreign operations compared to $47.7 million from U.S. operations and $52.1 million from foreign operations in the corresponding 2007 period.

Direct Costs

Direct costs decreased to $56.6 million for the three months ended September 30, 2008, compared to $57.1 million for the corresponding 2007 period. For the three months ended September 30, 2008, direct costs as a percentage of direct revenue increased to 63.4% from 57.2% in the corresponding 2007 period. The dollar change in direct costs is attributable to lower costs in the late stage segment, partially offset by increased direct costs in the early stage segment. The increase in direct costs as a percentage of direct revenue is caused by the decrease in revenue in late stage segment. Decreased costs in the late stage segment are attributable to lower compensation and related benefit costs primarily driven by the previously disclosed reduction in force action. Increased direct costs in the early stage segment are primarily due to higher expenses related to the expansion of our clinics and laboratories in Canada, including additional investments in clinical personnel.

Gross Profit Margins

Gross profit margin as a percentage of direct revenue was 36.6% for the three months ended September 30, 2008, compared to 42.8% for the corresponding 2007 period. Since we perform a wide variety of services which carry different gross margins, our margins will vary from quarter-to-quarter and year-to-year based upon the mix of these contracts, our capacity levels at the time we begin the projects, and the amount of revenue generated for each type of service we perform. Even within category types, the amount of gross margins generated might vary due to the unique nature and size of each contract and project.

During the three months ended September 30, 2008, the early stage segment had a lower gross profit margin as compared to the corresponding 2007 period primarily due to higher direct costs, partially offset by higher direct revenue. The higher direct costs resulted primarily from increased operating expenses related to the additional capacity and headcount in the Toronto clinic. Gross profit margins in the late stage segment decreased primarily as a result of the previously disclosed project cancellations and postponements and lower staff utilization. In addition, gross profit margins in the late stage segment were benefited by $3.0 million for the three months ended September 30, 2007 as a result of revenue recognized from change orders for which the work had been completed in prior quarters.

Selling, General and Administrative Expenses

SG&A expenses increased to $29.3 million for the three months ended September 30, 2008, compared to $27.5 million for the corresponding 2007 period. As a percentage of direct revenue, SG&A expenses increased to 32.9% in the third quarter 2008 from 27.6% in the third quarter 2007. In the third quarter 2008, we recorded a severance charge of $0.8 million, of which $0.1 million impacted the early stage segment and $0.7 million impacted the late stage segment. This action was a result of our efforts to streamline the organization in the quarter to enhance our long-term efficiency. Further, during the third quarter 2008, we recorded a charge of $0.2 million in connection with the office closure in Washington, D.C. This additional charge relates to the late stage segment.

Corporate SG&A expenses for the three months ended September 30, 2008 were $5.2 million compared to $6.0 million in the corresponding 2007 period. This decrease of $0.8 million is primarily attributable to a decrease in professional fees and non-cash compensation costs. In the third quarter 2008, we reversed $0.6 million of share-based compensation expense related to performance-based RSUs that are not expected to vest as a result of certain Company performance targets that we do not expect to be achieved.

Impairment of Goodwill and Indefinite-Lived Assets

As of September 30, 2008, we performed an interim goodwill impairment test based on a triggering event resulting from the significant decrease in the price of our outstanding common stock and overall market capitalization during the third quarter 2008. Based on the guidance of SFAS 142, we performed first step impairment measurements for all of our reporting units and second step measures on two of our reporting units, PharmaNet and Keystone. During the process, we followed all relevant guidance while conducting the interim goodwill impairment test; however, some estimates and assumptions were used by management in order to reach a conclusion regarding fair value and the related estimated non-cash impairment charge on an interim basis. Based on the results of the interim goodwill impairment test, it was determined that the fair value of the PharmaNet and Keystone reporting units were significantly less than their carrying values. As a result, we made the determination to write down a portion of the value of goodwill and indefinite-lived assets related to those reporting units. The total amount of the non-cash impairment charge during the three months ended September 30, 2008 was $210.6 million, of which $201.0 million of goodwill and $6.3 million of indefinite-lived asset impairment charges related to the PharmaNet reporting units or the late stage segment and $3.3 million related to the Keystone reporting unit or the early stage segment. We believe that this non-cash impairment charge will not impact our on-going operations. We will re-evaluate the estimates and assumptions used in the interim goodwill impairment test and analyze the fair value of our remaining goodwill and indefinite-lived assets when we perform our annual goodwill impairment test during the fourth quarter of 2008.

Provision for Settlement of Litigation

For the three months ended September 30, 2007, we recorded a charge of $1.5 million for the settlement of the securities class action lawsuit and other litigation. There was no charge recorded during the three months ended September 30, 2008 since we settled the securities class action lawsuit during the first quarter 2008 and settled the derivative litigation during the fourth quarter 2008. The securities class action lawsuit is being appealed.

Interest Income and Interest Expense

Interest income decreased to $0.4 million for the three months ended September 30, 2008, compared to $0.5 million in the corresponding 2007 period. This decrease is primarily attributable to lower average cash and cash equivalent balances on hand compared to the corresponding 2007 period.

Interest expense increased to $1.6 million for the three months ended September 30, 2008, compared to $1.4 million in the corresponding 2007 period. This increase is primarily attributable to interest on leases, partially offset by a reduction of interest expense on our line of credit as there were no borrowings under the line during the three months ended September 30, 2008.

Foreign Currency Exchange Transactions

We do not enter into currency transactions with the intent of speculating or trading. Our hedging program is designed to minimized the foreign exchange gain or loss reported in the income statement. Our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting in the consolidated financial statements. Our foreign subsidiaries translate their financial results from local currency into U.S. dollars in the following manner: (a) income statement accounts are translated at average exchange rates for the period; (b) balance sheet asset and liability accounts are translated at end of period exchange rates; and (c) equity accounts are translated at historical exchange rates. Translation in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep in agreement the foreign subsidiaries’ balance sheets. If foreign exchange rates remained at the June 2008 spot exchange rate for translation, early stage revenues for the third quarter 2008 would have been higher by $1.0 million when translated into U.S. dollars, and late stage revenues for the third quarter 2008 would have been higher by $0.4 million when translated into U.S. dollars when compared to the reported results. Similarly, early stage direct costs for the third quarter 2008 would have been higher by $0.7 million and the impact on late stage direct costs for the third quarter 2008 was not material. Further, early stage SG&A expenses for the third quarter 2008 would have been higher by $0.2 million and late stage SG&A expenses for the third quarter 2008 would have been higher by $0.1 million when compared to the reported results. The net effect on earnings from operations from translation of functional currency to reporting currency for the third quarter 2008 was a decrease in earnings of $0.1 million in the early stage and for the third quarter 2008 a decrease in earnings of $0.2 million in the late stage.

If foreign exchange rates remained at the June 2007 spot exchange rate for translation, early stage revenues for the third quarter 2008 would have been lower by $0.9 million when translated into U.S. dollars, and late stage revenues for the third quarter 2008 would have been lower by $2.9 million when translated into U.S. dollars when compared to the reported results. Similarly, early stage direct costs for the third quarter 2008 would have been lower by $0.5 million and late stage direct costs for the third quarter 2008 would have been lower by $1.3 million. Further, early stage SG&A expenses for the third quarter 2008 would have been lower by $0.2 million when compared to the reported results, while late stage SG&A expenses would have been lower by $0.4 million. As a result, earnings from operations would have been lower by $1.3 million when translated at the June 2007 spot rate, $0.2 million lower for the early stage and $1.1 million lower for the late stage. This change was primarily due to the U.S. dollar weakening approximately 2.0% against the Canadian dollar, 7.2% against the Euro and 12.0% against the Swiss Franc compared to the corresponding 2007 period.

Foreign currency exchange transaction gain was $0.2 million for the three months ended September 30, 2008, compared to a loss of $2.6 million in the corresponding 2007 period. This lower change was primarily due to improved hedging as well as the U.S. dollar strengthening approximately 2.7% against the Canadian dollar, 8.5% against the Euro and 7.2% against the Swiss Franc between our June 30, 2008, and September 30, 2008 spot exchange rates. Within our early stage segment operating in Canada, essentially all costs are incurred in Canadian dollars, while a significant portion of direct revenue transactions are denominated either in U.S. dollars or Euros. Similarly, in the late stage segment in Europe, costs are primarily incurred in Euros and Swiss Francs, while a significant portion of direct revenue transactions are denominated in U.S. dollars. During the three months ended September 30, 2008, we entered into foreign currency forward and swap contracts to manage exposure related to early and late stage balance sheet positions that were denominated in currencies other than the functional currency. Due to the nature and short-term duration of these contracts, we did not elect to apply hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for these transactions.

Income Taxes

Our effective tax rate for the three months ended September 30, 2008 was an expense of 0.14% compared to an expense of 29.1% in the corresponding 2007 period. The non-cash impairment charge did not have any impact on income tax expense for the three months ended September 30, 2008. We continue to maintain a full valuation allowance against the domestic net deferred tax assets. For the three months ended September 30, 2008, we did not record any tax benefits associated with the domestic operating loss and recorded consolidated tax expense of $0.3 million, which was primarily attributable to state taxes, taxes on foreign earnings and tax expense related to uncertain tax positions. The decrease in income tax expense for the three months ended September 30, 2008 as compared to the corresponding 2007 period was due to changes in the proportion between domestic and foreign earnings, changes in the forecasted domestic income for the year, the additional valuation allowance provided on domestic losses, the calculation of multi-jurisdictional tax rates, and certain discrete items.

Earnings (Loss) Per Share

The weighted average number of shares outstanding used in computing earnings per share on a diluted basis was 19.5 million shares for the three months ended September 30, 2008, an increase from 19.1 million shares in the corresponding 2007 period. This increase resulted primarily from stock option exercises and the issuance of stock options and RSUs. In addition, we issued 0.1 million shares in March 2008 in connection with the settlement of the class action litigation.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table sets forth our results of operations both numerically and as a percentage of direct revenue for the nine months ended September 30, 2008 and 2007.

	2008		2007
	(In thousands, except per share data)
Direct revenue	$272,782	100.0%	$270,186	100.0%
Direct costs	178,960	65.6	160,253	59.3
Selling, general and administrative expenses	92,506	33.9	80,969	30.0
Impairment of goodwill and indefinite-lived assets	210,649	77.2	—	—
Provision for settlement of litigation	—	—	10,400	3.8
Total other expense, net	(3,727)	(1.4)	(6,280)	(2.3)
(Loss) earnings from continuing operations before income taxes	(213,060)	(78.1)	12,284	4.5
Income tax expense	2,370	0.9	3,466	1.3
(Loss) earnings from continuing operations before minority interest in joint venture	(215,430)	(79.0)	8,818	3.3
Minority interest in joint venture	1,586	0.6	541	0.2
(Loss) earnings from continuing operations	(217,016)	(79.6)	8,277	3.1
Earnings from discontinued operations, net of tax	—	—	629	0.2
Net (loss) earnings	$(217,016)	(79.6)%	$8,906	3.3%
(Loss) earnings per share from continuing operations:
Basic	$(11.22)		$0.44
Diluted	$(11.22)		$0.44

Direct Revenue

Direct revenue, which does not include reimbursed out-of-pocket expenses, was $272.8 million for the nine months ended September 30, 2008, an increase of 1.0% from $270.2 million for the corresponding 2007 period. This increase is attributable to growth in the early stage segment, partially offset by lower revenues in the late stage segment primarily due to previously disclosed project cancellations and postponements. Direct revenue for the nine months ended September 30, 2008 comes from a diversified client base. Our largest client represented less than 5% of total direct revenue, the top five clients represented approximately 18%, and the top ten clients represented approximately 30%. For the nine months ended September 30, 2008, direct revenue attributable to large pharmaceutical clients represented approximately 29%; small and medium sized pharmaceutical clients represented 30%; generic drug clients represented 19%; biotech clients represented 18%; and other clients, such as medical device manufacturers, represented the remaining 4%.

Direct revenue in the early stage segment was $123.3 million for the nine months ended September 30, 2008, compared to $98.1 million for the corresponding 2007 period. This increase of 25.7% is primarily attributable to higher clinic revenues resulting from a change in the mix of studies and higher sample volumes in the bioanalytical laboratories. The increase in clinic revenues is primarily attributable to the change in the mix of the types of studies from low-end generics to high-end, more complex generics and innovators studies. The performance of our bioanalytical laboratories continues to grow with increasing sample volumes for the nine months ended September 30, 2008, compared to the corresponding 2007 period. Direct revenue in the late stage segment was $149.5 million for the nine months ended September 30, 2008, compared to $172.1 million in the corresponding 2007 period. This decrease of 13.1% is primarily the result of previously disclosed project cancellations from the fourth quarter 2007 and the first quarter 2008, as well as the project cancellations and postponements from the third quarter 2008. We believe that these cancellations were primarily due to issues surrounding the efficacy of the drugs and business decisions made by the sponsor companies and not related to our performance. The combined cancellations and postponements negatively impacted direct revenue by approximately $22.4 million during the nine months ended September 30, 2008 and are expected to negatively impact 2008 revenues by approximately $39.9 million. As a result of the increase in project cancellations, we modified our forecasted cancellation rate from 15% to 25% to reflect current business conditions. We have been impacted by the unusually high level of cancellations; however our backlog, in the late stage segment, increased $78.4 million compared to December 31,

2007. Further, our proposal volume for the nine months ended September 30, 2008 has increased approximately 30% compared to the corresponding 2007 period.

For the nine months ended September 30, 2008, direct revenue was $107.3 million from U.S. operations and $165.5 million from foreign operations compared to $125.3 million from U.S. operations and $144.9 million from foreign operations in the corresponding 2007 period.

Direct Costs

Direct costs increased to $179.0 million for the nine months ended September 30, 2008, compared to $160.3 million for the corresponding 2007 period. For the nine months ended September 30, 2008, direct costs as a percentage of direct revenue increased to 65.6% from 59.3% in the corresponding 2007 period. This increase is attributable to higher costs in both the early and late stage segments. Increased direct costs in the early stage segment are primarily due to higher expenses related to the expansion of our clinics and laboratories in Canada, including additional investments in clinical personnel. Increased costs in the late stage segment are primarily attributable to higher compensation and related benefit costs.

Gross Profit Margins

Gross profit margins as a percentage of direct revenue was 34.4% for the nine months ended September 30, 2008, compared to 40.7% for the corresponding 2007 period. Since we perform a wide variety of services which carry different gross margins, our margins will vary from quarter-to-quarter and year-to-year based upon the mix of these contracts, our capacity levels at the time we begin the projects and the amount of revenue generated for each type of service we perform. Even within category types, the amount of gross margins generated might vary due to the unique nature and size of each contract and project.

During the nine months ended September 30, 2008, the early stage segment had a lower gross profit margin as compared to the corresponding 2007 period primarily due to higher direct costs, partially offset by higher direct revenue. A number of clinical projects were rescheduled, postponed or cancelled during the latter part of the third quarter 2008. Our clinics were staffed to run these studies and when the projects were rescheduled, postponed or canceled, the clinics operated at a lower than expected utilization level, which negatively impacted the segment's margins during the third quarter 2008. Gross profit margins in the late stage segment decreased as a result of the previously mentioned project cancellations and postponements, as well as increased compensation and related benefit costs.

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

During the third quarter 2008, we expanded our laboratory space at Taylor Technology, Inc., one of our subsidiaries, that specializes in bioanalytical mass spectrometry and immunochemistry services. The additional space will accommodate the growth in our large molecule and small molecule practice. With the expansion, we anticipate consolidating our Keystone Analytical, Inc. laboratory during the first half 2009. As part of the consolidation, employees of Keystone Analytical, Inc. will likely transition over to the new laboratory space to ensure a seamless transition of existing clients and to accommodate the anticipated new business.

Selling, General and Administrative Expenses

SG&A expenses increased to $92.5 million for the nine months ended September 30, 2008, compared to $81.0 million for the corresponding 2007 period. As a percentage of direct revenue, SG&A expenses increased to 33.9% for the nine months ended September 30, 2008 from 30.0% in the corresponding 2007 period.

In March 2008, we announced workforce reductions in both the early stage and late stage segments. We recorded a severance charge of $2.0 million in the first quarter 2008, of which $0.4 million impacted the early stage segment ($0.3 million recorded in SG&A expenses and $0.1 million recorded in direct costs) and $1.6 million impacted the late stage segment. In the second quarter of 2008, we recorded a charge of $1.2 million, primarily in connection with the office closings in Washington, D.C. and Australia and the consolidation of offices in North Carolina. Of the total charge, $1.1 million impacted the late stage segment. Our regulatory consulting staff in Washington D.C. and our clinical research personnel in Australia will continue as full-time home-based employees. In the third quarter 2008, we recorded a severance charge of $0.8 million, of which $0.1 million impacted the early stage segment and $0.7 million impacted the late stage segment. Further, during the third quarter 2008, we recorded an additional charge of $0.2 million related to the closing of the Washington D.C. office. The favorable impact of implementing these cost reduction strategies have been realized beginning in the third quarter of 2008. For 2009, the total projected cost savings of these actions are expected to be $9.6 million. Additional charges may be incurred to right-size our organization.

Corporate SG&A expenses for the nine months ended September 30, 2008 were $16.4 million compared to $16.5 million in the corresponding 2007 period. This decrease of $0.1 million is primarily attributable to lower professional fees, including legal fees related to the SEC investigation, partially offset by an increase in non-cash compensation costs.

Overall, we continue to focus on cost containment initiatives and infrastructure improvements to gain efficiencies and improve profit margins. We anticipate margins improving as early as 2009 despite the current overall economic environment, and this expectation is driven by the healthy backlog and tangible near term project start ups. During the 2008 year, we have engaged in strategic business development initiatives intended to increase market share and provide deeper penetration in certain markets.

Impairment of Goodwill and Indefinite-Lived Assets

As of September 30, 2008, we performed an interim goodwill impairment test based on a triggering event resulting from the significant decrease in the price of our outstanding common stock and overall market capitalization during the third quarter 2008. Based on the guidance of SFAS 142, we performed first step impairment measurements for all of our reporting units and second step measures on two of our reporting units, PharmaNet and Keystone. During the process, we followed all relevant guidance while conducting the interim goodwill impairment test; however, some estimates and assumptions were used by management in order to reach a conclusion regarding fair value and the related estimated non-cash impairment charge on an interim basis. Based on the results of the interim goodwill impairment test, it was determined that the fair value of the PharmaNet and Keystone reporting units were significantly less than their carrying values. As a result, we made the determination to write down a portion of the value of goodwill and indefinite-lived assets related to those reporting units. The total amount of the non-cash impairment charge during the three months ended September 30, 2008 was $210.6 million, of which $201.0 million of goodwill and $6.3 million of indefinite-lived asset impairment charges related to the PharmaNet reporting units or the late stage segment and $3.3 million related to the Keystone reporting unit or the early stage segment. We believe that this non-cash impairment charge will not impact our on-going operations. We will re-evaluate the estimates and assumptions used in the interim goodwill impairment test and analyze the fair value of our remaining goodwill and indefinite-lived assets when we perform our annual goodwill impairment test during the fourth quarter of 2008.

Provision for Settlement of Litigation

For the nine months ended September 30, 2007, we recorded a charge of $10.4 million for the settlement of the securities class action lawsuit and other litigation. There was no charge recorded during the nine months ended September 30, 2008 since we settled the securities class action lawsuit during the first quarter 2008 and settled the derivative litigation during the fourth quarter 2008. The securities class action lawsuit is being appealed.

Interest Income and Interest Expense

Interest income decreased to $1.3 million for the nine months ended September 30, 2008, compared to $1.5 million in the corresponding 2007 period. This decrease is attributable to lower average cash and cash equivalent balances on hand compared to the corresponding 2007 period. We expect interest income to decrease in the future as a result of lower interest rates and our conservative investment approach.

Interest expense decreased to $4.6 million for the nine months ended September 30, 2008, compared to $4.9 million in the corresponding 2007 period. This decrease is primarily attributable to a reduction of interest expense on our line of credit as there were no borrowings under the line during the nine months ended September 30, 2008. Depending on the option we choose to address the Notes, we may incur a significant amount of non-cash interest expense in future periods.

Foreign Currency Exchange Transactions

We do not enter into currency transactions with the intent of speculating or trading. Our hedging program is designed to minimized the foreign exchange gain or loss reported in the income statement. Our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting in the consolidated financial statements. Our foreign subsidiaries translate their financial results from local currency into U.S. dollars in the following manner: (a) income statement accounts are translated at average exchange rates for the period; (b) balance sheet asset and liability accounts are translated at end of period exchange rates; and (c) equity accounts are translated at historical exchange rates. Translation in this manner affects the shareholders’ equity account referred to as the foreign currency translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep in agreement the foreign subsidiaries’ balance sheets. If foreign exchange rates remained at the 2007 year-end spot exchange rate for translation, early stage revenues for the nine months ended September 30, 2008 would have been higher by $3.4 million when translated into U.S. dollars, and late stage revenues for the nine months ended September 30, 2008 would have been lower by $3.1 million when translated into U.S. dollars when compared to the reported results. Similarly, early stage direct costs for the nine months ended September 30, 2008 would have been higher by $2.5 million and late stage direct costs would have been lower by $0.6 million when compared to the reported results. Further, early stage SG&A expenses for the nine months ended September 30, 2008 would have been higher by $0.8 million and late stage SG&A expenses for the nine months ended September 30, 2008 would have been lower by $0.5 million when compared to the reported results. The net effect on loss from operations from translation of functional currency to reporting currency for the nine months ended September 30, 2008 was a decrease in earnings of $0.1 million in the early stage and an increase in earnings of $2.1 million in the late stage.

Foreign currency exchange transaction loss was $0.6 million for the nine months ended September 30, 2008, compared to a loss of $3.3 million in the corresponding 2007 period. This change was primarily due to improved hedging and the U.S. dollar strengthening approximately 5.5% against the Canadian dollar and 1.9% against the Euro and weakening 2.6% against the Swiss Franc during the nine months ended September 30, 2008. Within our early stage segment operating in Canada, essentially all costs are incurred in Canadian dollars, while a significant portion of direct revenue transactions are denominated either in U.S. dollars or Euros. Similarly, in the late stage segment in Europe, costs are primarily incurred in Euros and Swiss Francs, while a significant portion of direct revenue transactions are denominated in U.S. dollars. During the nine months ended September 30, 2008, we entered into foreign currency forward and swap contracts to manage exposure related to early and late stage balance sheet positions that were denominated in currencies other than the functional currency. Due to the nature and short-term duration of these contracts, we did not elect to apply hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for these transactions.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2008 was an expense of 1.1% compared to 28.2% in the corresponding 2007 period. The non-cash impairment charge did not have any impact on income tax expense for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, the loss from continuing operations before income taxes consisted of a domestic loss of $220.3 million and foreign earnings of $7.2 million. We continue to maintain a full valuation allowance against the domestic net deferred tax assets. For the nine months ended September 30, 2008, we did not record any tax benefits associated with the domestic operating loss and recorded consolidated tax expense of $2.4 million, which was primarily attributable to state taxes, taxes on foreign earnings and tax expense related to uncertain tax positions. The decrease in income tax expense for the nine months ended September 30, 2008 as compared to the corresponding 2007 period was due to changes in the forecasted domestic income for the year, certain discrete items, additional valuation allowance provided on domestic losses and the calculation of multi-jurisdictional tax rates.

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

Earnings (Loss) Per Share

The weighted average number of shares outstanding used in computing earnings (loss) per share on a diluted basis was 19.3 million shares for the nine months ended September 30, 2008, an increase from 19.0 million shares in the corresponding 2007 period. This increase resulted primarily from stock option exercises and the issuance of stock options and RSUs. In addition, we issued 0.1 million shares in March 2008 in connection with the settlement of the class action litigation.

Liquidity and Capital Resources

As of September 30, 2008, cash and cash equivalents totaled $63.3 million and working capital was $98.8 million, compared to cash, cash equivalents and marketable securities of $80.2 million and working capital, excluding the assets and liabilities from discontinued operations, of $81.9 million as of December 31, 2007. For the nine months ended September 30, 2008, net cash used in operating activities was $12.9 million compared to net cash provided by operating activities from continuing operations of $28.9 million for the corresponding 2007 period. This change is primarily due to decreases in net earnings from continuing operations of $15.3 million, excluding a non-cash impairment charge related to goodwill and indefinite-lived assets of $210.6 million and operating liabilities of $45.3 million, partially offset by decreases in operating assets of $24.4 million. During the nine months ended September 30, 2008, we made cash payments of $3.7 million and issued common stock valued at $4.0 million to the plaintiffs in the settlement of the class action litigation. Such amounts had been recorded as accrued liabilities in the consolidated balance sheet as of December 31, 2007.

For the nine months ended September 30, 2008, net cash used in investing activities was $3.3 million compared to net cash used in investing activities from continuing operations of $8.4 million for the corresponding 2007 period. This change was primarily due to a decrease in purchases of property and equipment to $5.9 million for the nine months ended September 30, 2008, compared to $11.5 million for the corresponding 2007 period. Proceeds from the sale of marketable securities decreased to $2.7 million in the nine months ended September 30, 2008, compared to $3.0 million for the corresponding 2007 period.

For the nine months ended September 30, 2008, net cash provided by financing activities was $1.7 million compared to net cash used in financing activities of $8.2 million for the corresponding 2007 period. The increase is primarily due to payments on the line of credit of $19.4 million during the corresponding 2007 period, for which there were no payments during the nine months ended September 30, 2008, offset by a reduction in borrowings on the line of credit of $10.0 million and proceeds recognized on stock issued under option plans, our employee stock purchase plan and restricted stock unit awards which decreased $0.2 million compared to the corresponding 2007 period.

We have a $45.0 million Credit Facility with a syndicate of banks that originated in 2004, also referred to herein as the Credit Facility. The Credit Facility has a maturity date of December 22, 2009 provided that, in the event that the aggregate principal amount of the 2.25% Convertible Senior Notes due 2024, or the Notes, have not been refinanced on or prior to February 1, 2009 the revolving maturity date shall be February 15, 2009. As of September 30, 2008, the principal balance outstanding on the Credit Facility was zero.

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

Based on our financial performance during the first quarter 2008, we were unable to meet certain financial requirements of the Credit Facility, and as a result, entered into a period of default. On July 17, 2008, we entered into a seventh amendment to the Credit Facility, which reinstated our ability to borrow. As a result, of this latest amendment, certain financial covenants, including our covenants to maintain certain financial ratios, were either waived or amended to reflect our operating performance and business needs. We have complied with our financial covenants during the third quarter 2008.

The obligations under the Credit Facility are guaranteed by each of our U.S. subsidiaries, are secured by a lien on the vacant land in Miami, Florida, a pledge of all of the assets of our U.S. operations and U.S. subsidiaries and a pledge of 66% of the stock of certain of our foreign subsidiaries. The U.S. assets collateralizing the Credit Facility amounted to approximately $189.5 million, including goodwill and intangible assets and are included in the consolidated balance sheet as of September 30, 2008. The non-cash impairment charge recorded during the third quarter 2008 did not have any impact on the availability of the Credit Facility or financial covenants.

As one of our options regarding future liquidity, we are currently working with a number of banks to move toward an asset-based financing model. Under an asset-based lending, or ABL approach, our future borrowings would be based upon collateral and liquidity as opposed to current borrowings based upon leverage and cash flows. Borrowings under an asset-based facility would be limited by a borrowing base, which is comprised of advance rates applied to the liquidation value of our accounts receivables. We are currently analyzing this opportunity with a variety of potential lenders.

We have issued and outstanding $143.8 million principal amount of our 2.25% convertible senior notes payable due 2024 or the Notes. The Notes are unsecured senior obligations and are effectively structurally subordinated to all existing and future secured indebtedness, and to all existing and future liabilities of subsidiaries, including trade payables. We capitalized all costs related to the issuance of the Notes in 2004 and have been amortizing these costs on a straight-line basis over the expected term, which approximates the effective interest method. Interest is payable in arrears semi-annually on February 15 and August 15 of each year.

The Notes are convertible prior to maturity into cash and, if applicable, shares of common stock based upon an initial conversion rate of 24.3424 shares per $1,000 in principal amount, or an initial conversion price of $41.08 per share. Subject to adjustment in certain circumstances, the maximum number of shares that can be issued upon conversion is 3.1 million. Upon conversion, holders of the Notes will be entitled to receive cash up to the principal amount and, if applicable, shares of common stock pursuant to a formula contained in the indenture. On each of August 15, 2009, 2014 and 2019, holders may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount, plus accrued and unpaid interest. On or after August 15, 2009, we may, at our option, redeem the Notes in whole or in part for cash at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. If the holders of a significant amount of the principal amount of Notes outstanding require us to repurchase their outstanding Notes, we may have to seek additional financing, depending on the amount of the Notes to be repurchased and the amount of cash or other liquid assets available at that time. As of October 31, 2008, the fair value of the convertible senior notes was approximately 60% of par value based on the market trading price on that date.

On August 10, 2007, we filed a universal shelf on Form S-3 with the SEC, as amended on August 8, 2008, to sell debt securities, warrants, preferred stock, common stock, depository shares, purchase contracts or units with an aggregate offering price up to $300 million. On August 13, 2008, the universal shelf on Form S-3 was declared effective by the SEC. As of September 30, 2008, no securities registered under the shelf have been offered.

In May 2008, the Board of Directors authorized a repurchase of the Notes up to $30.0 million. To date, we have not repurchased any of the Notes.

We have formally engaged a financial advisor and are evaluating certain options to address the Notes which include, but are not limited to, any of the following alternatives or a combination of these alternatives: (i) a cash tender for the Notes, (ii) an exchange offer for the Notes and (iii) a repurchase of the Notes on the open market. We expect to formally announce the options we intend to pursue at the conclusion of our evaluation process.

Based upon our cash balances and cash flows from operations, subject to our ability to repurchase outstanding Notes and obtaining any required financing for any such required repurchase we believe we have adequate working capital to meet our operational needs for at least the next 12 months.

In order to provide a liquidity metric that enables investors to benchmark us against others in the industry, we calculate days sales outstanding, or DSO, for each period. DSO is calculated by taking the consolidated accounts receivable balance at the end of a period and subtracting both short-term and long-term client advances at the end of the period. The resulting number is divided by average net revenue per calendar day for the period. As of September 30, 2008, our DSO was 46 days compared to 48 days as of June 30, 2008. As compared to June 30, 2008, accounts receivable, net of client advances, decreased $7.8 million, while daily revenue decreased $0.1 million, resulting in a lower DSO as of September 30, 2008.

In the third quarter 2008, we established PharmaNet Resource Solutions, a new business venture that will allow us to provide contract clinical research personnel to our clients and competitors, as well as introduce a variable cost structure for our clinical trials. With the rapid growth of the contract staffing industry and specialized need by sponsor companies, we believe this initiative will align our existing resources with the demand for specialized staff. We do not expect that this venture will have a dilutive impact on our earnings.

Capital Expenditures and Commitments

During the nine months ended September 30, 2008, capital expenditures, excluding non-cash additions of $0.9 million, were $5.9 million compared to $11.5 million for the corresponding 2007 period. We expect to purchase between $3.2 million and $6.2 million in capital assets during the remainder of 2008, consisting primarily of new bioanalytical laboratory and computer equipment.

Off-Balance Sheet Commitments

In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. As of September 30, 2008, these non-cancelable purchase obligations were not materially different from those disclosed in the Contractual Obligations table contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Under our agreement with our joint venture partner in Spain, additional financing required for operations or growth may be sought from the following sources:

(i)

increase share capital to be subscribed by shareholders;

(ii)

borrowing from non-affiliated entities that do not require guarantee from shareholders; or

(iii)

if such borrowing is not available or is not sufficient, loans from shareholders, in the proportion deemed appropriate by them.

Since that business generates sufficient cash flow from operations, we have not had to provide it any working capital during the three and nine months ended September 30, 2008 nor do we expect to be required to do so in the immediate future.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We adopted SFAS 159 in the interim period beginning January 1, 2008. The adoption did not have a material effect on our consolidated financial position, results of operations or cash flows during the three and nine months ended September 30, 2008.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead requires an entity to consider its own historical experience in renewing similar arrangements. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other accounting literature. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. We do not expect FSP SFAS 142-3 will have a material impact on our financial position or results of operations.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components of the instrument in an effort to value the convertible feature of the debt. Our Notes are within the scope of FSP APB 14-1; therefore, we would be required to record the debt portions of our Convertible Senior Notes at their fair value on the date of issuance and amortize the resulting discount into interest expense over the life of the debt, adjusted for put or call features. Although FSP APB 14-1 would have no impact on actual past or future cash flows, the amortization of the discount to interest expense could have a material impact on our net earnings and earnings per share. We are currently evaluating the amount of additional non-cash interest expense required under FSP APB 14-1. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be applied retrospectively to all periods presented. Early adoption is prohibited.

Forward-Looking Statements

This quarterly report on Form 10-Q may contain “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended. These forward-looking statements may contain expectations regarding revenues, earnings, operations and other financial projections, and may include statements of future performance, positioning, plans and objectives. These forward-looking statements are usually preceded by the words “continue”, “intends”, “will”, “plans”, “expects”, “anticipates”, “estimates”, “believes”, “projects” or similar expressions.

These statements appear throughout this quarterly report on Form 10-Q. These statements are only our current expectations. They are based on our management's beliefs and assumptions and on information available to our management at the time they were made. Forward-looking statements involve risks, uncertainties, assumptions and other factors that could cause our actual results to differ materially from expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in this quarterly report on Form 10-Q and other unforeseen risks, including risks related to:

•

not having sufficient funds to pay the principal due upon conversion of the outstanding notes or to repurchase our outstanding notes, which we may be required to do beginning in August 2009;

•

the impact of the current economic environment;

•

the impact of our indebtedness on our financial condition or results of operations and the terms of our outstanding indebtedness limiting our activities;

•

the impact of the investigation by the U.S. Securities and Exchange Commission;

•

our limited insurance coverage in connection with the settled securities class action and derivative action and limited additional coverage for the derivative actions and associated future legal fees;

•

our ability to generate new client contracts and maintain our existing clients’ contracts;

•

our evaluation of our backlog and the potential cancellation of contracts;

•

the possibility we under-price our contracts or overrun cost estimates and the effect on our financial results by failure to receive approval for change orders and by delays in documenting change orders;

•

our ability to implement our business strategy;

•

our ability to leverage our reputation;

•

our ability to manage our growth and address demands on our infrastructure;

•

changes in outsourcing trends and regulatory requirements affecting the branded pharmaceutical, biotechnology, generic drug and medical device industries;

•

the reduction of expenditures by branded pharmaceutical, biotechnology, generic drug or medical device companies;

•

actions or inspections by regulatory authorities and the impact on our clients’ decisions to not to award future contracts to us or to cancel existing contracts;

•

the impact of healthcare reform, in both the United States and abroad;

•

the fact that one or a limited number of clients may account for a large percentage of our revenues;

•

the incurrence of significant taxes to repatriate funds;

•

the fluctuation of our operating results from period to period;

•

our assessment of our goodwill valuation;

•

international economic, political and other risks that could negatively affect our results of operations or financial position;

•

the impact of foreign currency fluctuations;

•

tax law changes in Canada or in other foreign jurisdictions;

•

investigations by governmental authorities regarding our inter-company transfer pricing policies or changes to their laws in a manner that could increase our effective tax rate or otherwise harm our business;

•

our lack of the resources needed to compete effectively with larger competitors;

•

our ability to continue to develop new assay methods for our analytical applications, or if our current assay methods are incorrect, our ability to compete with other entities offering bioanalytical laboratory services;

•

our potential liability when conducting clinical trials;

•

our handling and disposal of medical wastes;

•

failure to comply with applicable governmental regulations;

•

the loss of services of our key personnel and our ability to attract qualified staff;

•

the continued effectiveness and availability of our information technology infrastructure;

•

losses related to our self-insurance of our employees' healthcare costs in the U.S.;

•

our ability to attract suitable investigators and volunteers for our clinical trials;

•

the material weaknesses relating to our internal controls; and

•

risks and uncertainties associated with discontinued operations.

You should read and interpret any forward-looking statements together with the risk factors contained in any supplement hereto under the caption “Risk Factors,” our most recent annual report on Form 10-K (including the sections entitled “Business”, “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations”), our quarterly reports on Form 10-Q and our other SEC filings.

Any forward-looking statement speaks only as of the date on which that statement is made. We assume no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks associated with market rates and prices, interest rates and credit in the ordinary course of business. We are also exposed to currency risk due to our foreign operations. Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, convertible senior notes and notes payable. As of September 30, 2008, the fair value of these instruments approximated their carrying amounts, except for the convertible senior notes which were at approximately 80% of par value based on the market trading price on that date. We have not entered into any market risk sensitive instruments for trading purposes.

Market Risk

We have invested in marketable securities which we classify as available-for-sale and carry at fair value based on quoted market prices. We are exposed to adverse changes in the market value of such securities while held by us; however, during the three and nine months ended September 30, 2008 and 2007, unrealized holding losses were insignificant. As of September 30, 2008, we did not have any investments in marketable securities; however as of December 31, 2007, we had such investments in the amount of $2.7 million.

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

Additional risk results from intercompany activity between locations. We operate in many countries, and in the normal course of our business will incur balances for activity between subsidiaries or different locations of the same subsidiary. This activity may generate intercompany receivables or payables that are in a currency other than the functional currency of the entity. Changes in exchange rates from the time the activity occurs to the time payments are made may result in our receiving either more or less in local currency than the local currency equivalent at the time of the original activity.

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

Interest Rate Risk

We have a $45.0 million Credit Facility with a syndicate of banks. The interest rate on the facility is variable and is based on LIBOR and the prime rate. Changes in interest rates, and LIBOR and the prime rate in particular, can affect our cost of funds under this facility; however, we have had no outstanding borrowings under this facility since the third quarter 2007.

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

Remediation Steps Subsequent to December 31, 2007

Revenue Recognition

Management has taken the following measures to address the material weakness related to revenue recognition identified in the Form 10-K for the year ended December 31, 2007, and to enhance our internal control over financial reporting. Based on such remediation efforts, management believes that the material weakness related to revenue recognition was remediated during the three months ended June 30, 2008. Management has:

•

Re-evaluated the process relating to the recording and recognition of revenue in our late stage segment;

•

Worked with internal project budget analysts, operational management and internal audit to enhance our controls for developing, maintaining and amending percent achieved calculations; and

•

Provided additional training, review and management, including project budget analysts’ oversight, of personnel responsible for the percent achieved calculations.

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

On March 12, 2007, we received notice that the SEC staff had secured a formal order of private investigation. The formal order relates to revenue recognition, earnings, company operations and related party transactions. In late December 2005, we received an informal request from the SEC for documents relating to the duties, qualifications, compensation and reimbursement of former officers and employees. This request also asked for a copy of the report to Senator Grassley by our independent counsel. In a second request, sent March 28, 2006, the SEC asked for information regarding related parties and transactions, duties and compensation of various employees, internal controls, revenue recognition and other accounting policies and procedures and selected regulatory filings. As part of its investigation, the SEC staff has also interviewed several former officers and employees. On June 11, 2007, we received a subpoena from the SEC for additional accounting documents. More recently, the SEC asked us for additional documents regarding our former Miami headquarters, several vendors and updated board minutes. As with past requests, we will voluntarily comply with this request and we expect to continue to provide documents to the SEC as requested.

Our efforts to resolve the SEC investigation involves a significant amount of attention from our management, additional cost and uncertainty, and the SEC investigation may result in material damage or penalty awards or settlements, and may have a material and adverse effect on our results of operations, including a reduction in net earnings and a deviation from forecasted net earnings.

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

On November 1, 2006, the Arkansas Teachers’ Retirement System, the lead plaintiff in the Federal Securities Actions, filed a consolidated amended class action complaint, also referred to herein as the amended complaint. The amended complaint alleged that we and several of our current and former officers and directors violated Sections 11, 12 (a)(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint claimed violations of these federal securities laws through misstatements or omissions regarding: the maximum occupancy at our Miami facility, the Miami facility’s purportedly dangerous and unsafe structure, our clinical practices, purported conflicts of interests involving Independent Review Boards used by us, related-party transactions and some former executives’ qualifications.

On August 1, 2007, we issued a press release announcing that we had entered into an agreement to settle the Federal Securities Actions on the principal terms set forth in an Agreement to Settle Class Action, referred to herein as the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, the class will receive approximately $28.5 million (less legal fees, administration and other costs). We accrued an estimated liability of $10.4 million during the year ended December 31, 2007, which was not covered by our insurance, associated with the Settlement Agreement and other related litigation. We had the option to elect to pay up to $4.0 million of this amount in common stock, or all in cash. The common stock was to be valued according to the volume weighted average closing price for the 10 trading days leading up to the date the district court enters an order formally approving the Settlement Agreement. On December 3, 2007, the Court preliminarily approved the Settlement Agreement. On December 11, 2007, we made cash payments to the plaintiffs, escrow account in the amount of $0.3 million and on January 11, 2008, we made cash payments to the plaintiffs, escrow account in the amount of $3.7 million. On March 10, 2008, the Court formally approved the Settlement Agreement and entered Final Judgment. On March 24, 2008, we issued 135,870 shares of common stock to the plaintiffs settlement fund to settle the action, or $4.0 million in common stock, the value of such common stock equal to $29.44 per share which was calculated as set forth above. The common stock and cash have not been disbursed to the class and will not be distributed to the class until the appeals process is fully adjudicated. On April 9, 2008, a Notice of Appeal of the Final Judgment was filed and the parties have briefed the issues on appeal. It is uncertain how long the appeals process will take.

Beginning in late December 2005, a total of five stockholder derivative complaints were filed in the United States District Court for the Southern District of Florida and the United States Court for the District of New Jersey against certain of our current and former officers and directors, as well as PDGI (as a nominal defendant) for alleged violations of state and federal law, including breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, disgorgement under the Sarbanes-Oxley Act of 2002 and violation of Section 14(a) of the Securities Exchange Act of 1934, such actions are referred to herein as the Federal Derivative Actions. We were served notice of these lawsuits in early January 2006. The Federal Derivative Actions alleged that the individual defendants misrepresented and engaged in a conspiracy to misrepresent our business condition, prospects and financial results, failed to disclose our allegedly improper and reckless business practices, such as mismanagement of clinical trials and mistreatment of research participants, used our artificially inflated stock to acquire other companies and complete public offerings and engaged in illegal insider trading.

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

On February 11, 2008, we reached an agreement to settle the Federal Derivative Action and the Florida Circuit Court Derivative Action. Under the terms of the agreement, the plaintiffs will receive $2.0 million in cash, of which $1.0 million will be covered by our insurance policy. Under the terms of the agreement, we do not admit to any liability by us or any of our current and former directors, officers and employees who were named in the lawsuit. The agreed upon settlement has been executed by the parties and was approved by the Court on October 20, 2008.

Our attempts to resolve these legal proceedings involve a significant amount of attention from our management, additional cost and uncertainty, and these legal proceedings may result in material damage or penalty awards or settlements and may have a material and adverse effect on our results of operations, including a reduction in net earnings and a deviation from forecasted net earnings.

Item 1A.

Risk Factors

The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks were to occur, individually or in the aggregate, our business, financial condition, results of operations or cash flows could be materially adversely affected.

Risks Related To Our Business

We may not have sufficient funds to repurchase our outstanding convertible notes that may be put to us in August 2009, or to pay the principal due upon conversion of outstanding convertible notes or to repurchase our outstanding notes on other repurchase dates.

Our outstanding convertible senior notes are convertible at any time at the option of the holders based on a conversion rate of 24.3424 shares of common stock per $1,000 principal amount of the notes. This is equivalent to an initial conversion price of $41.08 per share of common stock. The outstanding notes provide for what is known as “net share settlement” upon conversion. This means that upon conversion of the notes, we are required to pay up to the first $1,000 of conversion value of a converted note in cash, with any excess conversion value over $1,000 payable through the issuance of shares. The conversion value of the outstanding notes is based on the volume weighted average price of our common stock for the 10 trading-day period commencing the second trading day after we receive notice of conversion. The conversion value must be paid as soon as practicable after it is determined.

In addition, holders of the outstanding convertible notes may require us to purchase their notes for cash in an amount equal to 100% of their principal amount, plus accrued and unpaid interest, on August 15, 2009, 2014 and 2019, and, under certain circumstances, in the event of a “fundamental change” as defined in the indenture under which the notes were issued. Further, if a fundamental change occurs prior to August 15, 2009, in certain cases we may be required to pay a “make-whole premium” in addition to the repurchase price, which may be payable at our election in cash or shares of our common stock, valued at 97% of the then current market price, or a combination of both. Our potential total repurchase obligation on August 15, 2009 is $143.8 million plus accrued and unpaid interest.

Additionally, if our outstanding convertible notes have not been refinanced prior to February 1, 2009, such that no principal payment is due under the outstanding convertible notes prior to December 22, 2011, we would be required to repay all outstanding principal amount of outstanding revolving loan under our credit facility and all commitments under our current credit agreement would terminate. Moreover, if we do not refinance our outstanding convertible notes within the near future, our existing customers could consider canceling current customer contracts, or our prospective clients may be less likely to award us new business.

If we violate certain covenants contained in the outstanding notes, which include a covenant to timely file certain SEC reports, such a violation may be considered an event of default, which could lead to the acceleration of the entire principal amount of the notes outstanding.

We may not have sufficient funds at any such time to make any required payment upon conversion or to purchase or otherwise repay the outstanding notes when required, and we may not be able to raise sufficient funds to satisfy our obligations. In addition, the significant recent decrease in our market capitalization may greatly inhibit our ability to obtain additional financing. Due to uncertainties inherent in the capital markets (e.g., availability of capital, fluctuation of interest rates, etc.), we cannot be certain that existing or additional financing will be available to us on acceptable terms, if at all. The financial markets, including both the credit and equity markets, are experiencing substantial turbulence and volatility, both in the U.S. and in other markets worldwide. This turbulence has resulted in substantial reductions in the availability of loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. Even if we are able to obtain additional debt financing, we may incur additional interest expense, which may decrease our earnings, or we may become subject to more stringent covenants and other contractual provisions that restrict our operations. Furthermore, the terms of our credit facility contain financial covenants or other provisions that could be violated by payment of the required amounts upon conversion or the repurchase of the outstanding notes. Our failure to pay the required amounts on conversion of any of the outstanding notes when converted or to repurchase any of the outstanding notes when we are required to do so would result in an event of default with respect to the outstanding notes, which could result in the entire outstanding principal balance and accrued but unpaid interest on all of the outstanding notes being accelerated, and could also result in an event of default under our other outstanding indebtedness.

We may be adversely affected by the current economic environment.

Our ability to attract and retain customers, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which in turn is subject to numerous factors. In addition to factors specific to our business, prevailing economic conditions and financial, business and other factors beyond our control can also affect our business. We cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business

We are exposed to risks associated with reduced profitability and the potential financial instability of our customers, many of whom may be adversely affected by the volatile conditions in the financial markets, the economy in general and disruptions to the demand for healthcare services and pharmaceuticals. These conditions could cause customers to experience reduced profitability and/or cash flow problems that could lead them to modify, delay or cancel contracts with us, including contracts included in our current backlog. Most of our contracts are subject to termination by our clients with little or no notice and since a large portion of our operating costs are relatively fixed, variations in the timing and progress of contracts can materially affect our financial results. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Our revenues are contingent upon the clinical trial expenditures of the pharmaceutical and biotechnology industries, and as these industries cut costs in response to the economic downturn and possibly postpone or delay clinical trials, our revenues may be similarly decreased and our profitability reduced. This in turn could adversely affect our financial condition and liquidity.

Our indebtedness may impact our financial condition or results of operations, and the terms of our outstanding indebtedness may limit our activities.

Subject to applicable restrictions in our outstanding indebtedness and availability of financing, we may incur additional indebtedness in the future. Our level of indebtedness will have several important effects on our future operations, including, among others:

•

we may be required to use a portion of our cash flow from operations for the payment of principal and interest due on our outstanding indebtedness,

•

our outstanding indebtedness and leverage will increase the impact of negative changes in general economic and industry conditions, as well as competitive pressures, and

•

the level of our outstanding indebtedness may affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes.

Our outstanding $143.8 million of convertible notes, bear interest at a fixed rate of 2.25% per year. The refinancing of this debt, if we are able to do so, will result in significantly higher financing costs to us. In addition, and particularly in light of current market conditions, we may be exposed to higher interest rates under our credit facility or any successor debt facility. Interest on our current credit facility is at a floating rate. While we do not currently have outstanding borrowings under our credit facility, to the extent we borrow under this facility or any successor facility, then the amount of our interest expense will increase. General economic conditions, industry cycles and financial, business and other factors affecting our operations may affect our future performance. As a result, these and other factors may affect our ability to make principal and interest payments on our indebtedness. Our business might not continue to generate cash flow at or above current levels. Moreover, we have significant international operations and we may not be able to repatriate foreign earnings in order to pay our debt service without incurring significant additional income taxes. This may also have the impact of reducing our earnings per share and the amount of net cash we receive. If we cannot generate sufficient cash flow from operations to service our indebtedness, we may, among other things:

•

seek additional financing in the debt or equity markets,

•

seek to refinance or restructure all or a portion of our indebtedness,

•

sell selected assets or pursue other strategic options, or

•

reduce or delay planned capital expenditures.

These measures might not be sufficient to enable us to service our indebtedness. In addition, any financing, refinancing or sale of assets might not be available on economically favorable terms, if at all.

Furthermore, our credit facility contains certain restrictive covenants which affect, and in many respects significantly limit or prohibit, among other things, our ability to:

•

incur indebtedness,

•

create liens,

•

pay dividends or make other distributions on or redeem or repurchase capital stock,

•

issue capital stock,

•

incur capital expenditures, and

•

sell assets.

We are currently subject to an ongoing SEC investigation. Depending upon the outcome, this investigation could result in possible litigation which may lead to equitable relief, including payment of a fine and civil monetary penalties and a possible restatement of our prior financial statements.

We are currently subject to an ongoing SEC investigation pursuant to a formal order of private investigation issued On March 12, 2007. The investigation relates to revenue recognition, earnings, company operations and related party transactions for periods prior to December 2005. Prior to the commencement of the investigation, we were subject to an informal inquiry by the SEC relating to the same subject matter. In connection with that inquiry, in late December 2005, we received an informal request from the SEC for documents relating to the duties, qualifications, compensation and reimbursement of former officers and employees. This request also asked for a copy of a report delivered to Senator Grassley by independent counsel retained by us, which report related to our former Miami facility and had been prepared in response to a request from the United States Senate Finance Committee. In a second request for information by the SEC, sent in March 2006, the SEC asked for information regarding related parties and transactions, duties and compensation of various employees, internal controls, revenue recognition and other accounting policies and procedures, and selected regulatory filings. On June 11, 2007, we received a subpoena from the SEC for additional accounting documents. On October 22, 2008, the SEC asked us for additional documents regarding our former Miami headquarters, several of our vendors and updated board minutes. As part of its investigation, the SEC staff has also interviewed several former officers and employees. We have voluntarily complied with the SEC’s requests and have provided and expect to continue to provide documents to the SEC as requested. However, we cannot assure you that we will be able to successfully resolve these matters with the SEC. Depending upon the outcome, this investigation could result in possible litigation which may lead to civil monetary penalties and/or equitable penalties, including a possible restatement of our prior financial statements.

Our recently settled securities class action litigation exceeded our directors and officers, or D&O, liability insurance coverage limits, and there is limited additional coverage for our recently settled derivative actions and associated legal fees.

We were subject to a number of class actions and derivative actions in federal court which were recently settled. The securities class action alleged that we and certain of our former officers and directors engaged in violations of the anti-fraud provisions of the federal securities laws through misstatements or omissions regarding the maximum occupancy of our Miami facility; the Miami facility's purportedly dangerous and unsafe condition; our clinical practices; purported conflicts of interests involving Independent Review Boards used by us; certain related party transactions and the qualifications of some of our former executives. The derivative suits were brought on behalf of PharmaNet against certain of our former officers and/or directors alleging, among other things, breaches of fiduciary duty relating to our hiring of unqualified executives whose credentials were allegedly misrepresented; our failure to establish satisfactory internal controls; that our clinical trials violated certain applicable regulations; that our utilization of Independent Review Boards was conflicted; that we expanded our Miami facility without proper permitting and that we falsely inflated our revenues. The complaints in these actions sought, among other things, unspecified damages and costs associated with the litigation. As of December 31, 2006, our $250,000 insurance deductible was reached. On August 1, 2007, we entered into an Agreement to Settle Class Action to settle the securities class action lawsuit. Under the terms of the Agreement to Settle Class Action, which was approved by the court on March 10, 2008 but later appealed on April 9, 2008, our D&O insurance coverage has been exceeded. Since the settlement of the securities class action suit has exhausted our D&O policy limits, we have only limited coverage under our remaining insurance policies which directly cover our directors and officers for additional legal fees or to cover any adverse judgment on appeal.

We are subject to on-going tax audits, which may exceed our tax reserves.

We are subject to on going tax audits and we remain subject to potential examinations in federal, state and foreign jurisdictions in which we conduct operations and file tax returns. We currently believe that the results of any recent or prospective audits will not have a material adverse effect on our financial position or results of operations. We currently believe that adequate reserves have been provided to cover any potential exposures related to these recent and prospective audits. However we cannot assure you that the reserves related to these audits are adequate and any additional tax obligations may have a material adverse effect on out financial statements and results of operations.

If we do not continue to generate a large number of new client contracts, or if our clients cancel or defer contracts, our profitability may be adversely affected.

On average, our late stage contracts extend over a period of approximately two and a half years, although some may be of shorter or longer duration. However, all of our contracts are generally cancelable by our clients with little or no notice. A client may cancel or delay existing contracts with us at its discretion. Our inability to generate new contracts on a timely basis could have a material adverse effect on our business, financial condition or results of operations. In addition, since a large portion of our operating costs are relatively fixed, variations in the timing and progress of contracts can materially affect our financial results. The loss or delay of a large project or contract or the loss or delay of multiple smaller contracts could have a material adverse effect on our business, financial condition or results of operations. We experience termination, cancellation and delay of contracts by clients from time to time in the ordinary course of business. As a result of current economic conditions and other factors, we may experience a greater number of terminations, cancellations and delays as compared to historical levels. If client cancellations continue at the elevated rates experienced in our last fiscal quarter, our future financial results, financial condition and liquidity could be negatively impacted. Additionally, client cancellations may increase given the prevailing economic conditions.

Our backlog may not be indicative of future results.

Our backlog of $521.6 million as of September 30, 2008, is based on anticipated service revenue from uncompleted projects with clients. Backlog is the amount of revenue that remains to be earned and recognized on written awards, signed contracts and letters of intent. Our backlog may, at any given time, contain a greater concentration of customers compared to our revenue customer concentrations. Contracts included in backlog, as is the case with most of our contracts, are generally subject to termination by our clients at any time. In the event that a client cancels a contract, we typically would be entitled to receive payment for all services performed up to the cancellation date and subsequent client-authorized services related to terminating the cancelled project. The duration of the projects included in our backlog range from a few weeks to many years. Our backlog may not be indicative of our future results and we cannot assure you that we will realize all the anticipated future revenue reflected in our backlog. A number of factors may affect backlog, including:

•

the variable size and duration of the projects,

•

the loss or delay of projects,

•

the change in the scope of work during the course of a project, and

•

the cancellation of such contracts by our clients.

Also, if clients delay projects, the projects will remain in backlog but will not generate revenue at the rate originally expected. The historical relationship of backlog to revenues actually realized by us should not be considered indicative of future results.

We may bear financial risk if we under-price our contracts or overrun cost estimates, and our financial results can also be adversely affected by failure to receive approval for change orders and by delays in documenting change orders.

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

A significant portion of our growth historically has come from acquisitions, and we may make more acquisitions in the future as part of our growth strategy. This growth strategy subjects us to numerous risks.

A significant portion of our growth historically has come from strategic acquisitions. Acquisitions require significant capital resources and can divert management’s attention from our existing business. Acquisitions also entail an inherent risk that we could become subject to contingent or other liabilities, including liabilities arising from events or conduct predating our acquisition, that were not known to us at the time of acquisition. We may also incur significantly greater expenditures in integrating an acquired business than we had anticipated at the time of the acquisition. Acquisitions may also have unanticipated tax and accounting ramifications. A key element of our acquisition strategy has been to retain management of acquired businesses to operate the acquired business for us. Many of these individuals maintain important contacts with clients of the acquired business. Our inability to retain these individuals could materially impair the value of an acquired business. Our failure to successfully identify and consummate acquisitions or to manage and integrate the acquisitions we make could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that:

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

A significant portion of our revenues are derived from countries outside the United States and we anticipate that revenue from foreign operations may grow. Accordingly, our business is subject to risks associated with doing business internationally, including:

•

less stable political and economic environments and changes in a specific country’s or region’s political or economic conditions,

•

potential negative consequences from changes in tax laws affecting our ability to repatriate profits,

•

unfavorable labor regulations,

•

greater difficulties in managing and staffing foreign operations,

•

the need to ensure compliance with the numerous regulatory and legal requirements applicable to our business in each of these jurisdictions and to maintain an effective compliance program to ensure compliance,

•

currency fluctuations,

•

changes in trade policies, regulatory requirements and other barriers,

•

civil unrest or other catastrophic events, and

•

longer payment cycles of foreign customers and difficulty collecting receivables in foreign jurisdictions.

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

Economic factors and industry and regulatory trends that affect our clients also affect our business and operating results. The outsourcing of drug development activities has grown substantially during the past decade and we have benefited from this growth. If the branded pharmaceutical, biotechnology, generic drug and medical device companies reduce the outsourcing of their clinical research and other drug development projects, our operations could be adversely affected. A continuing negative trend could have an ongoing adverse effect on our business, results of operations or financial condition. Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. Potential regulatory changes under consideration include the mandatory substitution of generic drugs for innovator drugs, relaxation in the scope of regulatory requirements and the introduction of simplified drug approval procedures. If future regulatory cost containment efforts limit the profits which can be derived from new and generic drugs or if regulatory approval standards are relaxed, our clients may reduce the business they outsource to us. We cannot predict the likelihood of any of these events. In addition, consolidation in the pharmaceutical and biotechnology industries can adversely affect us, particularly in circumstances where a client of ours is acquired by another company that does not utilize our services.

If branded pharmaceutical, biotechnology, generic drug or medical device companies reduce their expenditures, our future revenue and profitability may be reduced.

Our business and continued expansion depend on the research and development expenditures of our clients which, in turn, are impacted by their profitability. If these companies want to reduce their costs, they may proceed with fewer clinical trials and other drug development. An economic downturn or other factors may cause our clients to decrease their research and development expenditures which could also adversely affect our revenues and profitability. In addition, consolidation in the pharmaceutical and biotechnology industries can adversely affect us, particularly in circumstances where a client of ours is acquired by another company that does not utilize our services.

Actions or inspections by regulatory authorities may cause clients not to award future contracts to us or to cancel existing contracts, which may have a material and adverse effect on our results of operations.

We are subject to periodic inspections of our facilities and documentation by regulatory authorities, including the FDA and others, including without limitation inspections in connection with studies we have conducted in support of marketing applications and routine inspections of our facilities. Regulatory authorities have significant authority over the conduct of clinical trials, and they have the power to take regulatory and legal action in response to violations of clinical standards, clinical trial participant protection and regulatory requirements in the form of civil and criminal fines, injunctions and other measures. If, for example, the FDA obtains an injunction, such action could result in significant obstacles to future operations. Additionally, there is a risk that actions by regulatory authorities, if they result in significant inspectional observations or other measures, could cause clients not to award us future contracts or to cancel existing contracts. Depending upon the amount of revenue lost, the results could have a material and adverse affect on our results of operations.

We might lose business opportunities as a result of healthcare reform.

Numerous governments have undertaken efforts to control healthcare costs through legislation, regulation and voluntary agreements with healthcare providers and drug companies. Healthcare reform could reduce the demand for our services and, as a result, negatively impact our revenue and earnings. In the last several years, the U.S. Congress has reviewed several comprehensive healthcare reform proposals. The proposals are intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. Congress has also considered and may adopt legislation which could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. Any such legislation could cause our customers to spend less on research and development activities. If this were to occur, we could have fewer clinical trials for our business, which could reduce our revenue and earnings. Similarly, pending healthcare reform proposals outside the U.S. could negatively impact revenue and earnings from foreign operations.

At any given time, one or a limited number of clients may account for a large percentage of our revenues, which means that we could face a greater risk of loss of revenues if we lose a major client.

Historically, a small number of clients have generated a large percentage of our net revenue in any given period. In each of 2007 and 2006, no client provided more than 10.0% of our direct revenue but our 10 largest clients provided approximately 36.1% of our direct revenue in 2007 and 40.0% of our direct revenue in 2006. Companies that constitute our largest clients vary from year to year, and our direct revenue from individual clients fluctuates each year. If we lose one or more major clients, or if one or more clients encounter financial difficulties or is acquired, our business, financial condition or results of operations could be materially adversely affected.

We may incur significant taxes to repatriate funds.

We have significant international operations. If a significant amount of cash is needed in the U.S. beyond the borrowing capacity of our credit facility and we are not able to effectively negotiate revised terms of the credit facility or devise effective repatriation strategies, we may need to repatriate funds from foreign subsidiaries in a non-tax-efficient manner, which may require us to pay additional taxes and could have the impact of reducing the amount of net cash available to us and reducing earnings per share.

Our operating results fluctuate from period to period.

Fluctuating operating results can be due to the level of new business awards in a particular period and the timing of the initiation, progress or cancellation of significant projects or other factors. Even a short acceleration or delay in such projects could have a material effect on our results in a given reporting period. Varying periodic results could adversely affect the price of our common stock if investors react to our reporting operating results which are less favorable than in a prior period or lower than those anticipated by investors or the financial community generally.

We have recently announced a significant non-cash goodwill impairment charge and may be required to write off additional goodwill or other intangible assets in the future. If we are required to write off goodwill or other intangible assets, our financial position or results of operations could be adversely affected.

Under accounting principles generally accepted in the United States, we review our goodwill and other indefinite-lived assets for impairment each year as of December 31 and during interim periods when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of our goodwill may not be recoverable due to factors such as a decline in stock price and market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. Estimates of future cash flows are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates.

On October 29, 2008, we announced that due to the third quarter 2008 decline in our stock price and market capitalization we were performing interim impairment testing. With the assistance of our external valuation experts, we subsequently determined the amount of this non-cash goodwill and indefinite-lived assets impairment charge to be $210.6 million, which represents approximately 72.3% of our goodwill and other intangible assets as of

September 30, 2008. Any future determination requiring the write-off of a significant portion of our goodwill or other intangible assets could adversely affect our results of operations or financial condition.

Our substantial non-U.S. operations expose us to currency risks.

Changes in the exchange rate between the Canadian dollar, Euro, Swiss Franc or other foreign currencies and the U.S. dollar could materially affect the translation of our subsidiaries' financial results into U.S. dollars for purposes of reporting our consolidated financial results. We operate in many countries and are subject to exchange rate gains and losses for multiple currencies. We may also be subject to foreign currency transaction risk when our service contracts are denominated in a currency other than the currency in which we incur expenses or earn fees related to such contracts. We have adopted a foreign currency risk hedging policy in an attempt to mitigate this risk. We have also implemented systems and processes to further mitigate this risk; however, we cannot assure you that we will be successful in limiting our risks associated with foreign currency transactions.

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

Our clinical trial activities and laboratory services involve the controlled disposal of medical wastes which are considered hazardous materials. Although we may use reputable third parties to dispose of medical waste, we cannot completely eliminate the risk of accidental contamination or injury from these materials. If this occurs, we could be held liable for clean-up costs, damages or significant fines or face the temporary or permanent shutdown of our operations.

Failure to comply with applicable governmental regulations could harm our operating results and reputation.

We may be subject to regulatory action, which in some jurisdictions includes criminal sanctions, if we fail to comply with applicable laws and regulations. Failure to comply can also result in the termination of ongoing research and disqualification of data collected during the clinical trials. This could harm our reputation, our prospects for future work and our operating results. A finding by the Food and Drug Administration or other regulatory agencies that have jurisdiction over the trials we conduct or our operations that we are not in compliance with good laboratory practices (GLP) standards for our laboratories, current good manufacturing practices (GMP) standards, where applicable or good clinical practices (GCP) standards for our clinical facilities or study sites we monitor could materially and adversely affect us. Similarly, a finding by the Therapeutic Products Directorate that we are not in compliance with Canadian GMP, Canadian GCPs or other legislative requirements for clinical trials in Canada, could materially and adversely affect us. In addition to the above U.S. and Canadian laws and regulations, we must comply with the laws of all countries where we do business, including laws governing clinical trials in the jurisdiction where the trials are performed. Failure to comply with applicable requirements could subject us to regulatory risk, liability and potential costs associated with redoing the trials, which could damage our reputation and adversely affect our operating results.

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

We self-insure our employees’ healthcare costs in the U.S., which exposes us to losses.

We are self-insured for our U.S. employee medical plan. While our medical costs in recent years have generally increased at the same level as the regional average, the mix and age of our workforce could result in higher than anticipated medical claims, resulting in an increase in costs beyond what we have experienced. We have stop loss coverage in place for catastrophic events, but the aggregate impact of one or more claims resulting from a catastrophic event may have a material adverse effect on our profitability.

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

In connection with the internal control audit for the year ended December 31, 2007, our management assessed our internal control over financial reporting and concluded that two material weaknesses existed. As a result of the remediation efforts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, management believes that the material weakness related to revenue recognition was remediated during the three months ended June 30, 2008. When our auditors assess the effectiveness of our internal controls and weaknesses, at the conclusion of fiscal 2009, we cannot assure you that they will agree that such material weakness related to revenue recognition has been remediated. We do not believe our material weakness related to our income taxes has been remediated as of September 30, 2008.

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

While we have taken steps to remediate the material weakness, we cannot assure you that our independent registered public accounting firm will agree with management's assessment that we have begun to remediate the material weaknesses in the manner disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, or that we will not encounter further instances of breakdowns in our internal control over financial reporting. Public disclosure of these material weaknesses or a failure to promptly complete our remediation effort could cause our common stock price to decrease. Moreover, we believe that any system of internal control can be circumvented by individuals who engage in improper action. In such an event, our results of operations could be distorted. If the improper activity is material, once discovered and publicly disclosed, our common stock price could materially decrease, and we could be required to restate our consolidated financial statements.

We remain subject to risks and uncertainties associated with our discontinued Miami operations that could further adversely impact our company.

We made a strategic decision in 2006 to discontinue our Miami operations in order to focus on our other businesses. This decision was prompted primarily due to a number of issues that had resulted in a material negative impact on earnings and in response to actions by local authorities that included an order to demolish our clinical and administrative office building in Miami. There continue to be risks associated with discontinuing these operations. While we believe that discontinued operations will have no further impact on continued operations, we may incur costs in addition to those disclosed in the consolidated financial statements. In addition, if we are unable to convince our clients that the problems principally related to our discontinued operations were either not accurately reported or have been rectified, we may lose future revenue and our future results of operations may be materially and adversely affected. The allegations related to our discontinued operations and the repetition of these allegations in the media have harmed our reputation. As a result, clients may decline to give us new contracts for studies to be performed by us unless we can convince them that the allegations, which affected our discontinued operations, have not impacted our ability to provide high quality clinical research in compliance with our clients' protocols and all regulatory requirements. Depending upon the impact of the foregoing as well as other issues on our business, the foregoing allegations may have a material adverse affect on our results of operations, including a reduction in our net earnings or a deviation from our forecasted net earnings. Despite the fact that we ceased reporting discontinued operations separately in our financial statements and have successfully completed all studies related to our discontinued operations, we believe the negative effects on our reputation and relationships with clients may continue to pose a risk to our business.

Risks Related To Our Common Stock

We may issue a substantial amount of our common stock which could cause dilution to current investors, put pressure on earnings per share and otherwise adversely affect our stock price.

An element of our growth strategy is to make acquisitions. As part of our acquisition strategy, we may issue additional shares of common stock as consideration for such acquisitions. These issuances could be significant. To the extent that we make acquisitions and issue shares of common stock as consideration, the equity interest of current stockholders will be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for resale. Persons receiving shares of our common stock in connection with these acquisitions may be likely to sell their common stock rather than hold their shares for investment, which may impact the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained. We also plan to continue to issue common stock for compensation purposes and in connection with strategic transactions.

Our stock price can be very volatile, and stockholders' investments could suffer a decline in value.

The trading price of our common stock has been, and is likely to continue to be, very volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including without limitation:

•

operating performance of our competitors,

•

changes in financial estimates by securities analysts,

•

media articles,

•

loss of a major client or contract,

•

new service offerings introduced or announced by our competitors,

•

changes in market valuations of other similar companies,

•

actual or anticipated variations in quarterly operating results, including changes in our guidance as to forecasted earnings and our failure to meet earnings guidance published by us,

•

announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

•

current market conditions;

•

the need of our investors to potentially sell our stock to meet their own liquidity needs;

•

additions or departures of key personnel, and

•

sales of our common stock, including short sales.

As a result, investors could lose all or part of their investment. In addition, the stock market in general has recently experienced significant price and volume fluctuations. If any of these risks occur, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Failure to satisfy NASDAQ Stock Market maintenance criteria could negatively impact the liquidity and market price of our common stock.

Our common stock began trading on the NASDAQ Global Select Market in June 2001. There are several requirements for continued listing on the NASDAQ Stock Market, or NASDAQ, including, but not limited to, a minimum stock price of $1.00 per share and prescribed minimum market capitalization. On October 16, 2008, NASDAQ suspended the enforcement of the rules requiring a minimum stock price of $1.00 per share and prescribed minimum market capitalization for all NASDAQ listed companies through January 19, 2009.

Following the end of this suspension period, if our common stock price closes below $1.00 per share for 30 consecutive days, we may receive notification from NASDAQ that our common stock will be delisted from the NASDAQ unless the stock closes at or above $1.00 per share for at least 10 consecutive days during the 180-day period following such notification. In the future, our common stock price or tangible net worth may fall below the NASDAQ listing requirements, or we may not comply with other listing requirements, with the result being that our common stock might be delisted. If our common stock is delisted from trading on the NASDAQ, our common stock may be eligible for quotation on the OTC Bulletin Board maintained by NASDAQ, another over –the counter quotation system, or on the pink sheets. Delisting from the NASDAQ could adversely affect the liquidity and price of our common stock and it could have a long-term impact on our ability to raise future capital through a sale of our common stock. In addition, it could make it more difficult for investors to obtain quotations or trade our stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Our common stock may not continue to qualify for exemption from the “penny stock” restrictions, which may make it more difficult for you to sell your shares.

In the event of delisting from the NASDAQ, our common stock may be classified as a “penny stock” by the SEC and would become subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in “penny stocks.” The SEC has adopted regulations which define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, these rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule relating to the penny stock market. Disclosure is also required to be made about current quotations for the securities and about commissions payable to both the broker-dealer and the registered representative. Finally, broker-dealers must send monthly statements to purchasers of penny stocks disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. These penny stock restrictions will not apply to our shares of common stock as long as: (1) they continue to be listed on the NASDAQ; (2) certain price and volume information is publicly available about our shares on a current and continuing basis; and (3) we meet certain minimum net tangible assets or average revenue criteria. Our common stock may not continue to qualify for an exemption from the penny stock restrictions. If our shares of common stock were subject to the rules on penny stocks, the liquidity of our common stock would be adversely affected and an investor may find it even more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, although there can be no assurance that our common stock will be eligible for trading or quotation on any alternative exchanges or market.

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

We previously filed a registration statement covering the registration of up to 150,000 shares of our common stock pursuant to our Employee Stock Purchase Plan, or ESPP. As a result of a previously disclosed administrative error in recordkeeping, the amount of shares authorized under the ESPP exceeded the amount of shares registered on Form S-8 by 400,000 shares. We have determined that the offer and sale of the shares and interests in the ESPP above the amount registered were not exempt from registration under the Securities Act of 1933, as amended and that such sale by us to our employees should have been registered under the Securities Act of 1933, as amended. Due to our possible violation of securities laws, we may continue to be contingently liable for rescission or damages to our employees during the one-year period following the sale of such shares. As of September 30, 2008, the aggregate purchase price of shares subject to a right of rescission was $1.1 million. We currently believe that our potential liability for rescission claims is not material to our financial position. While we currently believe that the possibility of rescission of a portion of the ESPP shares may occur, the repurchase of the shares issued on January 1, 2008, is not solely within our control. Such probability would increase if the price of our common stock were to fall below participants' acquisition prices for their interests in the ESPP during the one-year period following the sales of unregistered shares. In addition, regulators may pursue actions or impose penalties and fines against us with respect to any potential violations of securities laws.

On April 7, 2008, we filed a Form S-8 registration statement with the SEC to register the 400,000 shares of common stock that had been authorized for issuance by our Board of Directors and approved by our stockholders but not registered. We cannot assure that registering these shares will be successful in limiting our risk associated with the possible violation of securities laws.

Recent actions taken by the SEC in connection with the implementation of rules relating to ''naked'' short selling may not effectively prevent security holders from engaging in short sales, which could further contribute to downward pressure on the trading price of our common stock.

The SEC recently adopted various rules and rule amendments to address potentially manipulative short selling activities, including adopting new anti-fraud rule, Rule 10b-21 under the Securities Exchange Act of 1934, as amended to address naked short selling, amending Rule 203 of Regulation SHO to eliminate an exception for certain options market makers, and adopting new Rule 204T of Regulation SHO, which generally mandates that sales transactions for common stock be closed out on the fourth day following the trade's date. In particular, Rule 10b-21 implements new short selling rules to strengthen investor protections against ''naked'' short selling, where the seller does not actually borrow the stock and fails to deliver it in time for settlement. Rule 10b-21 applies to the equity securities of all public companies and became effective on October 17, 2008. Among other things, the new rule imposes penalties on short sellers, including broker-dealers, acting for their own accounts, who deceive specified persons about their intention or ability to deliver securities in time for settlement and that fail to deliver shares by the close of business on the settlement date. As a result, a holder of new notes may have limited ability to hedge their investment. However, the full effects of the recent SEC actions, if any, are not clear, including whether such actions will deter short selling.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

We have an Employee Stock Purchase Plan, also referred to herein as the ESPP, which permits eligible employees, excluding executive officers, to purchase up to 700,000 shares of our common stock. We previously filed a registration statement covering the offering of up to 150,000 shares of our common stock pursuant to our ESPP. As a result of the previously disclosed administrative error in recordkeeping, the amount of shares issued under the ESPP has exceeded the amount of shares registered on Form S-8. We have determined that the offer and sale of the shares and interests in the ESPP above the amount registered were not exempt from registration under the Securities Act, and that such sales should have been registered under the Securities Act. Under the applicable provisions of federal securities laws, plan participants who purchased such unregistered shares of common stock may seek to rescind the transaction within one year following the date of purchase.

Prior to June 30, 2007, we sold 159,065 unregistered shares to plan participants. From July 1, 2007, through March 31, 2008, we sold 97,387 unregistered shares to plan participants in two separate transactions. For the offering period ended June 30, 2007, we sold 56,266 shares at $18.75 per share. For the offering period ended December 31, 2007, we sold 41,121 shares at $27.10 per share. As of September 30, 2008, and until December 31, 2008, the aggregate purchase price of shares subject to rescission is $1.1 million. We are not obligated to purchase any shares after December 31, 2008. The closing price of our common stock on October 31, 2008, was $1.60 per share.

While we believe that the possibility of rescission of a portion of the ESPP shares may occur, the repurchase of the shares issued on January 1, 2008, is not solely within our control. On April 7, 2008, we filed a registration statement on Form S-8 with the SEC to register the 400,000 shares of common stock that had been authorized for issuance by our Board of Directors and approved by our stockholders but not registered.

Item 6.

Exhibits

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)
32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf on November 10, 2008, by the undersigned, thereunto duly authorized.

PharmaNet Development Group, Inc.

By:	/s/ JEFFREY P. MCMULLEN
Jeffrey P. McMullen,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ JOHN P. HAMILL
John P. Hamill,
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )