Form 10-K
period 2008-12-31
PharmaNet Development Group Inc
filed 2009-03-23
CIK 1089542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $300 million based on the $15.77 closing sale price as reported on the NASDAQ Global Select Market.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at March 16, 2009

Common Stock, $.001 par value per share	19,812,955 shares
Series A Junior Participating Preferred Stock Purchase Rights	19,812,955 rights

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
Item 1.  Business.
General
We are a leading global drug development services company providing clinical development services, including consulting, Phase I and bioequivalency clinical studies, and Phase II, III and IV clinical development programs to pharmaceutical, biotechnology, generic drug and medical device companies around the world. We operate our business in two business segments, early stage and late stage. Our early stage segment consists primarily of Phase I and bioequivalency clinical trial services and bioanalytical laboratory services, including early clinical pharmacology. Our late stage segment consists primarily of Phase II through Phase IV clinical trial services and a comprehensive array of related services, including data management and biostatistics, medical and scientific affairs, regulatory affairs and submissions, clinical information technology services and consulting services. For additional information about our business segments, see Note M to the consolidated financial statements.
Early Stage Segment
We have three Phase I clinical trial facilities located in Canada with a total capacity of 514 beds. We perform Phase I trials for pharmaceutical and biotechnology companies and bioequivalency studies for generic drug companies in these clinics. We also provide bioanalytical services through five bioanalytical laboratories located in the United States (Pennsylvania and New Jersey), Canada and Spain. Activities at these facilities primarily consist of methods development and sample analyses of both branded and generic drug products.
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
Transaction with Affiliates of JLL Partners
On February 3, 2009, it was announced that affiliates of JLL Partners, Inc., or JLL, including JLL PharmaNet Holdings, LLC, or Parent, and PDGI Acquisition Corp., a wholly-owned subsidiary of Parent, or Purchaser, entered into an Agreement and Plan of Merger, or the Merger Agreement, with us whereby Parent will acquire us. The acquisition will be carried out in two steps.  The first step is the tender offer by Purchaser to purchase all of our outstanding shares of common stock at a price of $5.00 per share, payable net to the seller in cash, or the Tender Offer. The Tender Offer expired on March 19, 2009 at 12:00 midnight New York City time. On March 20, 2009, Purchaser accepted for payment all validly tendered shares and announced that it will pay for all such shares promptly, in accordance with applicable law.
In the second step of the acquisition, Purchaser will be merged with and into us, with the Company as the surviving corporation in the merger, or the Merger. We expect that the Merger will be completed on March 30, 2009 under the short-form merger procedures provided by Delaware law. Following the Merger, we will be a wholly-owned subsidiary of Parent and we will no longer have any publicly traded shares. The transaction values our common stock at $100.5 million and will be financed by a $250.0 million equity commitment from funds managed by JLL, which includes the necessary funds to retire our 2.25% senior convertible notes. The Merger is subject to customary conditions.

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
The drug development services industry constitutes a significant portion of pharmaceutical and biotechnology drug development activity. By outsourcing drug development activities to companies like us, pharmaceutical, biotechnology, medical device and generic drug companies can reduce their fixed costs and investment in infrastructure and focus their resources on sales and marketing, drug discovery and other areas in which they can best differentiate themselves. We believe that outsourced pharmaceutical research and development activities will continue to grow over the next several years due primarily to:
•	continued research and development investments,
•	the expanding breadth of clinical trials development programs,
•	the increasing complexity and globalization of clinical trials,
•	increased focus on and requirements for post-marketing studies, and
•	new drug entities from small pharmaceutical and biotechnology companies which typically lack infrastructure, expertise and resources to conduct their own drug development activities.
The product development process
Branded drugs
The branded drug research and development process primarily consists of drug discovery, pre-clinical studies, clinical trials, regulatory submissions and marketing. We do not provide drug discovery, pre-clinical studies or marketing services; however, we do conduct Phase IV clinical trials that may be used to support marketing activities.
The clinical trial stage includes studies with healthy participants, as well as those with targeted diseases, impairments or conditions. Prior to commencing most human clinical trials in the U.S., a pharmaceutical or biotechnology company must file an investigational new drug, or IND, application with the U.S. Food and Drug Administration, or FDA. The application includes manufacturing data, pre-clinical data, information about the previous use of the drug in humans and a detailed plan for the proposed clinical trials.
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
The human clinical trial stage is the most time-consuming and expensive part of the drug research and development process. These trials usually start on a small scale to assess safety, and then expand to larger trials to test both safety and efficacy. Trials generally are grouped into four stages known as Phase I, Phase II, Phase III and Phase IV:
•
Phase I involves testing a drug on a small number of healthy participants to determine the drug’s basic safety data, including tolerability, absorption, metabolism and excretion. This phase, which lasts an average of six months to one year, is comprised of numerous clinical trials of short duration,

•
Phase II involves testing a small number of participants to determine the drug’s safety profile and effectiveness and how different doses work. This phase, which lasts an average of one to two years, is comprised of several clinical trials of longer duration,

•
Phase III involves testing large numbers of participants to verify drug efficacy and safety on a large scale. These trials usually involve numerous sites. After successfully completing Phases I, II and III, a company submits a new drug application, or NDA, to the FDA requesting that the drug be approved for marketing. The NDA is a comprehensive filing that includes, among other things, the results of all pre-clinical studies and clinical trials. In other countries in which we operate, a similar filing procedure is required with the respective equivalent governmental authorities, and

•
Phase IV clinical trials, which are conducted after drug approval, may also be required by the FDA or equivalent foreign regulatory authorities. These additional trials are required in order to monitor long-term risks and benefits, to study different dosage levels or to evaluate different safety and efficacy parameters.

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
Our clinical trial facilities
Our early stage clinic in Quebec City, Canada, has a 200-bed capacity. The building is designed to accommodate anticipated future growth, and the size of the building can be increased further or an adjacent building can be constructed on the same site. We also have a 160-bed capacity Phase I facility in Toronto, Canada, which opened in the third quarter of 2007. We also have a clinical facility located in Montreal, Canada with a 154-bed capacity within four independent units. The independent units provide the flexibility to conduct different studies at the same time and enhance our capability to serve additional specialty sectors, such as the generic drug development market.
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
Leverage our global presence to provide a complete range of drug development services worldwide
We believe that our global presence, including infrastructure, client and regulatory relationships and local drug development expertise, will facilitate expansion of our early stage clinical development and bioanalytical operations in Europe. While we currently operate in 40 countries on six continents, the increasingly global drug development needs of our clients make it beneficial for us to expand our presence in these locations and to move into new countries and new locations in order to remain competitive.
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

Our three Canadian facilities enables us to have the capacity and flexibility to meet rapid study start-up demands. During 2008, we initiated an expansion of our Princeton laboratory capacity and acquired certain assets of Princeton Bioanalytical Laboratory, LLC, including laboratory equipment and procedural documentation. With the development of an immunochemistry capable laboratory in our Princeton laboratory we will be able to leverage our existing Quebec City ligand-binding laboratory and provide other macromolecule analyses to more fully support our biotechnology clients and others seeking strategies for the development of biosimiliars/ biogenerics.
Augment our current range of services through strategic acquisitions, strategic alliances or joint ventures
We have grown significantly by acquiring related businesses that have enabled us to broaden our range of services, strengthen our management team and expand our client base.
Our industry is highly fragmented and includes large and small competitors who have expertise in different business areas. As part of our growth strategy, we continue to monitor acquisition opportunities and, when circumstances are appropriate, intend to make acquisitions which enhance our array of services or otherwise strengthen our ability to service our clients.
In 2008, we focused our efforts not on acquisitions, but rather on strengthening our core business, including streamlining the organization through cost cutting initiatives and process improvements, in an effort to remain competitive in the industry and by resolving certain other matters, including the securities class action and related litigation. For additional information on these issues, see Item 3 of this report and the notes to the consolidated financial statements.
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
During 2008, we established PharmaNet Resource Solutions, a new business venture that will allow us to provide contract clinical research personnel to our clients and competitors, as well as introduce a variable cost structure for our clinical trials. With the rapid growth of the contract staffing industry and specialized need by sponsor companies, we believe this initiative will align our existing resources with the demand for specialized staff. We are building the business’s infrastructure and expect to formally launch its services during the first quarter 2009.
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
Our clients often represent multiple sources of business for us since there are often a number of therapeutic specialty or other groups that contract separately for services within one company. For the year ended December 31, 2008, 39.4% of our direct revenue was attributed to our operations based in the U.S., 33.6% from operations in Canada, 23.9% from operations in Europe and 3.1% from operations in the rest of the world. Direct revenue for the year ended December 31, 2008 is generated from a diversified client base. Our largest client represented 5.5% of total direct revenue, the top five clients represented 19.3%, and the top ten clients represented 30.5%. For the year ended December 31, 2008, direct revenue attributable to large pharmaceutical clients represented 31.9%; small and medium sized pharmaceutical clients represented 27.1%; generic drug clients represented 20.0%; biotech clients represented 18.0%; and other clients, such as medical device manufacturers, represented the remaining 3.0%.
We employ an experienced team of business development sales representatives and support staff that market our services to branded pharmaceutical, biotechnology, generic drug and medical device companies primarily in North and South America, Europe and the Asia Pacific region. Additionally, members of our senior management are active in developing and managing our relationships with existing clients and in helping to generate business from new clients.
Our Competitors
The drug development services industry is highly fragmented and is comprised of a number of large, full-service drug development services companies as well as many smaller companies with limited service offerings. Our major competitors include Covance, Inc., Icon PLC., Kendle International Inc., MDS Inc., Parexel International Corporation, PPD, Inc., PRA International and Quintiles Transnational Corp.
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
The bioanalytical laboratories compete primarily through the development of, or the capacity to develop, validated test methods, also known as assays. We believe the capacity to develop these test methods and, in some cases, their pre-demand availability are the best tools to sell these services to pharmaceutical companies, especially generic drug companies conducting bioequivalence studies. In order to better attract generic business, these test methods are often developed in a proactive way even before our generic clients need it. In many, but not all, instances we retain the ownership of the assay method developed.
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
PharmaNet intends to continue to act as a “sponsor” on behalf of certain public company clients in connection with certain clinical trials in Australia. Under Australian law, the “sponsor” of a clinical trial must maintain a legal presence in Australia, and PharmaNet meets this requirement through a wholly owned Australian affiliate. Additionally, PharmaNet intends to continue to act as a “legal representative” under the European Union, or EU, Clinical Trials Directive on behalf of certain public company clients, who lack a legal presence within the EU, in connection with certain clinical trials performed within the EU. Under the Clinical Trials Directive, a sponsor must designate a “legal representative” with the regulatory authorities prior to the commencement of any clinical trial within the EU. This legal representative is required to have a legal presence in one of the EU member countries and is required to be legally liable for the conduct of the clinical trial. PharmaNet’s agreement to act in this capacity exposes it to additional liability as a “sponsor” or “legal representative” in the event an adverse incident occurs.
We have sought to reduce our risks by implementing the following where possible:
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
As a result of the discontinuation of operations in Miami and Ft. Myers, we have exercised and purchased the extended reporting period, or the tail coverage, option provided within the professional liability insurance policy that covered these operations at policy expiration. This extended reporting period provides the ability to report any professional liability claims that may have arisen from our operations in Miami and Ft. Myers for a specific time frame. We could be materially and adversely affected if we were required to pay all the damages or bear all the costs of defending any claim that is outside the scope of, or in excess of, the level of coverage provided during this extended reporting period, including any claims that the insurance policy does not address.
Government Regulation
Clinical trials are governed by the FDA, state regulations, other regulatory agencies, including the Health Products Food Branch of Health Canada, or HPFB, and provincial regulations in Canada and national authorities throughout Europe. Sponsors of clinical trials also follow International Conference of Harmonization E6 guidelines which affect global drug development. Accordingly, sponsors of clinical trials or their contracted CRO’s are responsible for selecting qualified investigators to conduct clinical trials, provide investigators with study protocols, monitor clinical trials, report any changes or modifications of the clinical trial to the FDA or other regulatory agencies and report any serious and unexpected adverse reactions occurring in the clinical trial to the appropriate regulatory agency. In the course of providing our drug development services, we too must comply with these regulatory requirements.
Our services are subject to various regulatory requirements designed to ensure the quality and integrity of the clinical trial process. The manufacturers of investigational drugs are required to comply with the FDA’s Good Manufacturing Practices, or GMP, regulations. The industry standard for conducting clinical research and development studies is contained in regulations established for GCP. The FDA requires that the results submitted to it be based on studies conducted according to its Good Laboratory Practices, or GLP, standards for preclinical studies and laboratories and GCP standards for clinical studies. The standards address a number of issues, including:
•	selecting qualified investigators and sites,
•	obtaining specific written commitments from investigators,
•	obtaining approval and supervision of the clinical trials by an ethics committee,
•	obtaining favorable opinion from regulatory agencies to commence a clinical trial,
•	verifying that informed consents are obtained from participants,
•	monitoring the validity and accuracy of data,
•	verifying that we account for the drugs provided to us by our clients, and
•	instructing investigators to maintain records and reports.
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
The use of controlled substances in our trials and our accounting for drug samples that contain controlled substances are subject to regulation in the U.S. under federal and state laws. We are required to have a license from the U.S. Drug Enforcement Administration. We are also required to comply with similar laws in Canada and elsewhere.
Clinical trials conducted outside the U.S. are subject to the laws and regulations of the country where the trials are conducted. These laws and regulations may or may not be similar to the laws and regulations administered by the FDA, and other laws and regulations regarding issues such as the protection of patient safety and privacy and the control of study pharmaceuticals, medical devices or other study materials. Studies conducted outside the U.S. may also be subject to regulation by the FDA if the studies are conducted pursuant to an IND application or an investigational device exemption. It is the responsibility of the study sponsor or the parties conducting the studies to ensure that all applicable legal and regulatory requirements are fulfilled.
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
Backlog
Backlog consists of anticipated direct revenue from written notification of awards, letters of intent and contracts. The associated studies may either be in process and have not been completed or have not started, but are anticipated to begin in the future.
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
The following table sets forth our backlog as of December 31, 2008 and 2007.

Backlog	2008	2007
	(In thousands)
Early stage	$54,063	$69,485
Late stage	453,602	387,904

Total	$507,665	$457,389

Employees
As of December 31, 2008, we had approximately 2,400 full-time equivalent employees worldwide, of which 38% were in the United States, 38% were in Canada and 24% were in other countries. None of our employees are unionized.
Available information
We make available, free of charge, through our website at www.pharmanet.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish to, the SEC. Our internet website and the information in or connected to our website are not incorporated into this report.
Item 1A.   Risk Factors.
The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks were to occur, individually or in the aggregate, our business, financial condition, results of operations or cash flows could be materially adversely affected.
Risks Related to Our Merger
If our acquisition by JLL is not completed as expected, our stock price, business and results of operations may suffer.
On February 3, 2009, it was announced that affiliates of JLL, including Parent and Purchaser, entered into the Merger Agreement with us whereby Parent will acquire us.  The acquisition will be carried out in two steps.  The first step is the tender offer by Purchaser to purchase all of our outstanding shares of common stock at a price of $5.00 per share, payable net to the seller in cash. The Tender Offer expired on March 19, 2009 at 12:00 midnight New York City time. On March 20, 2009, Purchaser accepted for payment all validly tendered shares and announced that it will pay for all such shares promptly, in accordance with applicable law.
In the second step of the acquisition, Purchaser will be merged with and into us, with the Company as the surviving corporation in the Merger. We expect that the Merger will be completed on March 30, 2009 under the short-form merger procedures provided by Delaware law. Following the Merger, we will be a wholly-owned subsidiary of Parent and we will no longer have any publicly traded shares. The transaction values our common stock at $100.5 million and will be financed by a $250.0 million equity commitment from funds managed by JLL, which includes the necessary funds to retire our 2.25% senior convertible notes. The Merger is subject to customary conditions.
The Merger might be delayed or prevented if a court or other governmental authority were to block the merger or make it illegal.  If the Merger is delayed or otherwise not consummated within the contemplated time periods or at all, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including:
•	activities related to the merger and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the proposed transaction does not occur;

•	the market price of our common stock could decline following an announcement that the proposed transaction had been abandoned or delayed;

•
because Purchaser would own a substantial majority of our common stock, there may not be an active trading market for our remaining shares of common stock and we may not be able to sustain our NASDAQ listing;

•	we would remain liable for our costs related to the proposed transaction, including substantial legal, accounting and investment banking expenses; and

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

Lawsuits have been filed against us, the PDGI Board, JLL and Purchaser arising out of our proposed acquisition by JLL, and if the proposed settlement of those lawsuits does not receive final judicial approval, they may result in additional costs and distraction.
On February 6, 2009, Richard Mendez, a purported stockholder of PDGI, filed a putative class action complaint in the Superior Court of New Jersey, Chancery Division, Mercer County on behalf of himself and all other similarly situated stockholders of PDGI against the PDGI Board, PDGI, JLL and Purchaser alleging breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty in connection with the merger. Among other things, the complaint alleges that the proposed transactions contemplated in the Merger Agreement were the result of an unfair process, that PDGI is being sold at an unfair price, that certain provisions of the Merger Agreement impermissibly operate to preclude competing bidders, and the defendants engaged in self-dealing. Among other things, the plaintiff seeks an order enjoining defendants from proceeding with the Merger Agreement.
 On February 10, 2009, Cynthia Kancler, a purported stockholder of PDGI, filed a putative class action complaint in the Superior Court of New Jersey, Chancery Division, Mercer County on behalf of herself and all other similarly situated stockholders of PDGI against the PDGI Board and PDGI alleging breaches of fiduciary duty in connection with the merger. Among other things, the complaint alleges that the proposed transactions contemplated in the Merger Agreement were the result of a flawed process, that PDGI is being sold at an inadequate price, and that certain provisions of the Merger Agreement are unlawful. Among other things, the plaintiff seeks an order enjoining defendants from proceeding with the Merger Agreement, an order enjoining defendants from consummating any business combination with a third party and an order directing the individual defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of PDGI’s stockholders.
On February 18, 2009, the plaintiffs in the foregoing matters filed amended complaints, motions to expedite discovery and motions to consolidate. Both amended complaints added a claim that the Schedule 14D-9 filed by us with the SEC on February 12, 2009 failed to provide PDGI’s stockholders with material information and/or provided them with materially misleading information. In addition, Kancler’s amended complaint also added a claim for aiding and abetting a breach of fiduciary duty against JLL and Purchaser.
On March 5, 2009, the parties to the Mendez and Kancler actions entered into a Memorandum of Understanding setting forth the terms and conditions for settlement of each of the actions. The parties agreed that, after arm’s length discussions between and among the parties, we have provided additional supplemental disclosures to our Schedule 14D-9.  In exchange, following confirmatory discovery, the parties will attempt in good faith to agree to a stipulation of settlement and, upon court approval of that stipulation, the plaintiffs will dismiss each of the other above-referenced actions with prejudice, and all defendants will be released from any claims arising out of the merger including any claims for breach of fiduciary duty or aiding and abetting breach of fiduciary duty.  The defendants have agreed not to oppose any fee and expense application by plaintiffs’ counsel that does not exceed $180,000 in the aggregate.
Defendants are confident that plaintiffs’ claims are wholly without merit and continue to deny that any of them has committed or aided and abetted in the commission of any violation of law of any kind or engaged in any of the wrongful acts alleged in the above-referenced actions.  Each defendant expressly maintains that it has diligently and scrupulously complied with its legal duties, and has entered into the Memorandum of Understanding solely to eliminate the uncertainty, burden and expense of further litigation. If a stipulation of settlement is not received, or of it is not approved by the court, these lawsuits could divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.
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

In addition, holders of the outstanding convertible notes may require us to purchase their notes for cash in an amount equal to 100% of their principal amount, plus accrued and unpaid interest, on August 15, 2009, 2014 and 2019, and, under certain circumstances, in the event of a “Fundamental Change” as defined in the indenture under which the notes were issued. Such “Fundamental Change” includes a change in control as contemplated by the Merger Agreement. Further, if a Fundamental Change occurs prior to August 15, 2009, in certain cases we may be required to pay a “make-whole premium” in addition to the repurchase price, which may be payable at our election in cash or shares of our common stock, valued at 97% of the then current market price, or a combination of both. Our potential total repurchase obligation on August 15, 2009 is $143.8 million plus accrued and unpaid interest.
As of December 31, 2008, we reclassified our Notes from long-term to current liabilities, based on the August 15, 2009 put date. Accordingly, we now have negative working capital. We believe that if we do not refinance our outstanding convertible notes within the near future, our existing customers could consider canceling current customer contracts, or our prospective clients may be less likely to award us new business. If the transaction with JLL is consummated, then JLL or its affiliates, will fund our financial obligations under the outstanding notes.
If we violate certain covenants contained in the outstanding notes, which include a covenant to timely file certain SEC reports, such a violation may be considered an event of default, which could lead to the acceleration of the entire principal amount of the notes outstanding.
While it is currently anticipated that JLL and its affiliates will fund our financial obligations under the outstanding notes, there can be no assurance that they will do so. If JLL and its affiliates do not fund our obligations under the outstanding notes, we would not have sufficient cash to fund these obligations and would be required to seek to refinance this debt. In addition, the significant recent decrease in our market capitalization may greatly inhibit our ability to obtain additional financing. Due to uncertainties inherent in the capital markets (e.g., availability of capital, fluctuation of interest rates, etc.), we cannot be certain that existing or additional financing will be available to us on acceptable terms, if at all. The financial markets, including both the credit and equity markets, are experiencing substantial turbulence and volatility, both in the U.S. and in other markets worldwide. This turbulence has resulted in substantial reductions in the availability of loans to a broad spectrum of businesses, increased scrutiny by lenders of the credit-worthiness of borrowers, more restrictive covenants imposed by lenders upon borrowers under credit and similar agreements and, in some cases, increased interest rates under commercial and other loans. Even if we are able to obtain additional debt financing, we may incur additional interest expense, which may decrease our earnings, or we may become subject to more stringent covenants and other contractual provisions that restrict our operations. Our failure to pay the required amounts on conversion of any of the outstanding notes when converted or to repurchase any of the outstanding notes when we are required to do so would result in an event of default with respect to the outstanding notes, which could result in the entire outstanding principal balance and accrued but unpaid interest on all of the outstanding notes being accelerated, and could also result in an event of default under our other outstanding indebtedness.
We may be adversely affected by the current economic environment.
Our ability to attract and retain customers, invest in and grow our business and meet our financial obligations depends on our operating and financial performance, which, in turn, is subject to numerous factors. In addition to factors specific to our business, prevailing economic conditions and financial, business and other factors beyond our control can also affect our business. We cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business. Further, consolidation in the pharmaceutical, biotechnology or medical device industries could lead to a smaller client base for us.
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
Our outstanding $143.8 million of convertible notes, bear interest at a fixed rate of 2.25% per year. While it is currently anticipated that JLL or its affiliates will fund our financial obligations under the outstanding notes, there can be no assurance that they will do so. If JLL and its affiliates do not fund our obligations under the outstanding notes, we would not have sufficient cash to fund these obligations and would be required to seek to refinance this debt. A refinancing alternative may not be available and, if available, would likely result in significantly higher financing costs to us. General economic conditions, industry cycles and financial, business and other factors affecting our operations may affect our future performance. As a result, these and other factors may affect our ability to make principal and interest payments on our indebtedness. Our business might not continue to generate cash flow at or above current levels. Moreover, we have significant international operations and we may not be able to repatriate foreign earnings in order to pay our debt service without incurring significant additional income taxes. This may also have the impact of reducing our earnings per share and the amount of net cash we receive. If we cannot generate sufficient cash flow from operations to service our indebtedness, or our transaction with JLL is not consummated, we may, among other things:
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
We currently do not have a credit facility.
We do not have a credit facility or other committed sources of capital. To the extent capital resources are insufficient to meet future capital requirements, we will have to raise additional funds. There can be no assurance that such funds will be available on favorable terms, or at all. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to our stockholders. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into financing agreements on unattractive terms. Our inability to raise capital could have a material adverse effect on our business, financial condition and results of operations.

We are currently subject to an ongoing SEC investigation. Depending upon the outcome, this investigation could result in possible litigation which may lead to civil and/ or equitable relief, including payment of a fine and civil monetary penalties and a possible restatement of our prior financial statements.
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
Our recently settled securities class action litigation, unrelated to the JLL transaction, exceeded our directors and officers, or D&O, liability insurance coverage limits, and there is limited additional coverage for our recently settled derivative actions and associated legal fees.
We were subject to a number of class actions and derivative actions in federal court which were recently settled. The securities class action filed in December 2005 alleged that we and certain of our former officers and directors engaged in violations of the anti-fraud provisions of the federal securities laws through misstatements or omissions regarding the maximum occupancy of our Miami facility; the Miami facility’s purportedly dangerous and unsafe condition; our clinical practices; purported conflicts of interests involving Independent Review Boards used by us; certain related party transactions and the qualifications of some of our former executives. The derivative suits were brought on behalf of PharmaNet against certain of our former officers and/or directors alleging, among other things, breaches of fiduciary duty relating to our hiring of unqualified executives whose credentials were allegedly misrepresented; our failure to establish satisfactory internal controls; that our clinical trials violated certain applicable regulations; that our utilization of Independent Review Boards was conflicted; that we expanded our Miami facility without proper permitting and that we falsely inflated our revenues. The complaints in these actions sought, among other things, unspecified damages and costs associated with the litigation. As of December 31, 2006, our $250,000 insurance deductible was reached. On August 1, 2007, we entered into an Agreement to Settle Class Action to settle the securities class action lawsuit. Under the terms of the Agreement to Settle Class Action, which was approved by the court on March 10, 2008 but later appealed on April 9, 2008 and re-appealed on February 27, 2009, our D&O insurance coverage has been exceeded. Since the settlement of the securities class action suit has exhausted our D&O policy limits, we have only limited coverage under our remaining insurance policies which directly cover our directors and officers for additional legal fees or to cover any adverse judgment on appeal.
As a public company, we face risks related to class action lawsuits, including threatened litigation.
Although we recently settled our securities class action litigation and derivative lawsuits discussed above (subject to expiration of appeal rights), as with any public company, there remains the potential for us to become involved in additional legal proceedings, including additional class action securities litigation and derivative lawsuits, which may be brought against us. Court decisions and legislative activity may increase our exposure for any of these types of claims. In some cases, substantial non-economic or punitive damages may be sought against us. We currently maintain insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be enough to cover the damages awarded. In addition, certain types of damages may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future.
Specifically, on November 20, 2008, a class action lawsuit was filed in the United States District Court for the District of New Jersey alleging that PDGI and two of its officers violated the federal securities laws. We were served notice of this lawsuit in early December 2008. The complaint, which is asserted on behalf of purchasers of PDGI common stock between November 1, 2007 and April 30, 2008, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 through alleged misstatements or omissions regarding our business, backlog, and earnings guidance.
The outcome of this litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence can occur. We intend to defend ourselves vigorously against such lawsuits. In addition, we believe we have adequate insurance coverage. Nevertheless, it is possible that resolution of one or more legal matters could result in losses material to our consolidated results of operations, liquidity or financial condition.

We are subject to on-going tax audits, which may exceed our tax reserves.
We are subject to on going tax audits and we remain subject to potential examinations in federal, state and foreign jurisdictions in which we conduct operations and file tax returns. We currently believe that the results of any recent or prospective audits will not have a material adverse effect on our financial position or results of operations. We currently believe that adequate reserves have been provided to cover any potential exposures related to these recent and prospective audits. However we cannot assure you that the reserves related to these audits are adequate and any additional tax obligations may have a material adverse effect on our financial statements and results of operations.
If we do not continue to generate a large number of new client contracts, or if our clients cancel or defer contracts, our profitability may be adversely affected.
On average, our late stage contracts extend over a period of approximately two and a half years, although some may be of shorter or longer duration. However, all of our contracts are generally cancelable by our clients with little or no notice. A client may cancel or delay existing contracts with us at its discretion. Our inability to generate new contracts on a timely basis could have a material adverse effect on our business, financial condition or results of operations. In addition, since a large portion of our operating costs are relatively fixed, variations in the timing and progress of contracts can materially affect our financial results. The loss or delay of a large project or contract or the loss or delay of multiple smaller contracts could have a material adverse effect on our business, financial condition or results of operations. We experience termination, cancellation and delay of contracts by clients from time to time in the ordinary course of business. In addition, our clients have become increasingly concerned about our capital position as our financial obligations under the outstanding notes grows closer, and as a result, clients either have not awarded new business to us, or canceled or threatened to cancel pending contracts. As a result of our financial obligation under the outstanding notes, current economic conditions and other factors, we may experience a greater number of terminations, cancellations and delays as compared to historical levels. Additionally, client cancellations may increase given the prevailing economic conditions.
Our backlog may not be indicative of future results.
Our backlog of $507.7 million as of December 31, 2008, is based on anticipated service revenue from uncompleted projects with clients. Backlog is the amount of revenue that remains to be earned and recognized on written awards, signed contracts and letters of intent. Our backlog may, at any given time, contain a greater or different concentration of customers compared to our revenue customer concentrations. Contracts included in backlog, as is the case with most of our contracts, are generally subject to termination by our clients at any time. In the event that a client cancels a contract, we typically would be entitled to receive payment for all services performed up to the cancellation date and subsequent client-authorized services related to terminating the cancelled project. The duration of the projects included in our backlog range from a few weeks to many years. Our backlog may not be indicative of our future results and we cannot assure you that we will realize all the anticipated future revenue reflected in our backlog. A number of factors may affect backlog, including:
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
We are subject to periodic inspections of our facilities and documentation by regulatory authorities, including the FDA and others, including, without limitation, inspections in connection with studies we have conducted in support of marketing applications and routine inspections of our facilities. Regulatory authorities have significant authority over the conduct of clinical trials, and they have the power to take regulatory and legal action in response to violations of clinical standards, clinical trial participant protection and regulatory requirements in the form of civil and criminal fines, injunctions and other measures. If, for example, the FDA obtains an injunction, such action could result in significant obstacles to future operations. Additionally, there is a risk that actions by regulatory authorities, if they result in significant inspectional observations or other measures, could cause clients not to award us future contracts or to cancel existing contracts. Depending upon the amount of revenue lost, the results could have a material and adverse affect on our results of operations.
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
Historically, a small number of clients have generated a large percentage of our net revenue in any given period. In each of 2008 and 2007, no client provided more than 10.0% of our direct revenue but our 10 largest clients provided approximately 30.5% of our direct revenue in 2008 and 33.9% of our direct revenue in 2007. Companies that constitute our largest clients vary from year to year, and our direct revenue from individual clients fluctuates each year. If we lose one or more major clients, or if one or more clients encounter financial difficulties or is acquired, our business, financial condition or results of operations could be materially adversely affected.
We may incur significant taxes to repatriate funds.
We have significant international operations. If a significant amount of cash is needed in the U.S. and we are not able to devise effective repatriation strategies or otherwise borrow such cash, we may need to repatriate funds from foreign subsidiaries in a non-tax-efficient manner, which may require us to pay additional taxes and could have the impact of reducing the amount of net cash available to us and reducing earnings per share.

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
In connection with the internal control audit for the year ended December 31, 2007, our management assessed our internal control over financial reporting and concluded that two material weaknesses existed. As a result of the remediation efforts disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, management believes that the material weakness related to revenue recognition was remediated during the three months ended June 30, 2008 and the material weakness related to income taxes was remediated as of September 30, 2008.
While we have taken steps to remediate the material weaknesses, we cannot assure you that we will not encounter further instances of breakdowns in our internal control over financial reporting. Public disclosure of these material weaknesses or a failure to promptly complete our remediation effort could cause our common stock price to decrease. Moreover, we believe that any system of internal control can be circumvented by individuals who engage in improper action. In such an event, our results of operations could be distorted. If the improper activity is material, once discovered and publicly disclosed, our common stock price could materially decrease, and we could be required to restate our consolidated financial statements.
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
Our stock price can be very volatile, and stockholders’ investments could suffer a decline in value.
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
Our common stock began trading on the NASDAQ Global Select Market in June 2001. There are several requirements for continued listing on the NASDAQ Stock Market, or NASDAQ, including, but not limited to, a minimum stock price of $1.00 per share and prescribed minimum market capitalization. On October 16, 2008, NASDAQ suspended the enforcement of the rules requiring a minimum stock price of $1.00 per share and prescribed minimum market capitalization for all NASDAQ listed companies through April 20, 2009.

Following the end of this suspension period, if our common stock price closes below $1.00 per share for 30 consecutive days, we may receive notification from NASDAQ that our common stock will be delisted from the NASDAQ unless the stock closes at or above $1.00 per share for at least 10 consecutive days during the 180-day period following such notification. In the future, our common stock price or tangible net worth may fall below the NASDAQ listing requirements, or we may not comply with other listing requirements, with the result being that our common stock might be delisted. If our common stock is delisted from trading on the NASDAQ, our common stock may be eligible for quotation on the OTC Bulletin Board maintained by NASDAQ, another over-the-counter quotation system, or on the pink sheets. Delisting from the NASDAQ could adversely affect the liquidity and price of our common stock and it could have a long-term impact on our ability to raise future capital through a sale of our common stock. In addition, it could make it more difficult for investors to obtain quotations or trade our stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.
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
In December 2005, the Board adopted a Shareholder Rights Plan which has the effect of deterring hostile takeovers. On February 2, 2009, we amended the Shareholder Rights Plan to make it inapplicable to the Merger, the Merger Agreement and the transactions contemplated thereby. Such amendment also contemplates that the Stockholder Rights Plan will terminate at the effective time of the Merger. This plan also makes it more difficult to replace or remove our current management team in the event our stockholders believe this would be in their best interest or ours.

Recent actions taken by the SEC in connection with the implementation of rules relating to “naked” short selling may not effectively prevent security holders from engaging in short sales, which could further contribute to downward pressure on the trading price of our common stock.
The SEC recently adopted various rules and rule amendments to address potentially manipulative short selling activities, including adopting new anti-fraud rule, Rule 10b-21 under the Securities Exchange Act of 1934, as amended to address naked short selling, amending Rule 203 of Regulation SHO to eliminate an exception for certain options market makers, and adopting new Rule 204T of Regulation SHO, which generally mandates that sales transactions for common stock be closed out on the fourth day following the trade’s date. In particular, Rule 10b-21 implements new short selling rules to strengthen investor protections against “naked” short selling, where the seller does not actually borrow the stock and fails to deliver it in time for settlement. Rule 10b-21 applies to the equity securities of all public companies and became effective on October 17, 2008. Among other things, the new rule imposes penalties on short sellers, including broker-dealers, acting for their own accounts, who deceive specified persons about their intention or ability to deliver securities in time for settlement and that fail to deliver shares by the close of business on the settlement date. As a result, a holder of new notes may have limited ability to hedge their investment. However, the full effects of the recent SEC actions, if any, are not clear, including whether such actions will deter short selling.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 31, 2008, we occupied 838,220 square feet of building space in 42 locations in 40 countries. We own a small parcel of land in Miami, Florida and 18,390 square feet of building space in Toronto, Canada. We lease the remainder of our facilities under various leases that expire between 2009 and 2027. The leases generally provide for base monthly rents with annual escalation clauses based upon fixed amounts or cost of living increases. For further information concerning lease obligations, see Note G to the consolidated financial statements.
Our U.S. facilities account for 361,165 square feet, the largest of which is 121,990 square feet at our corporate and PharmaNet, Inc., headquarters in Princeton, New Jersey. Our non-U.S. facilities account for 477,055 square feet, the largest of which is 151,700 square feet at our early stage facility in Quebec City, Canada. Of the total square footage, 41% is attributable to the early stage segment and 59% to the late stage segment. We believe that our current facilities are adequate for our present purposes.
Item 3. Legal Proceedings.
On March 12, 2007, we received notice that the SEC staff had secured a formal order of private investigation. The formal order relates to revenue recognition, earnings, company operations and related party transactions. We have been cooperating fully with the SEC. In late December 2005, we received an informal request from the SEC for documents relating to the duties, qualifications, compensation and reimbursement of former officers and employees. This request also asked for a copy of the report to Senator Grassley by our independent counsel. In a second request, sent March 28, 2006, the SEC asked for information regarding related parties and transactions, duties and compensation of various employees, internal controls, revenue recognition and other accounting policies and procedures and selected regulatory filings. As part of its investigation, the SEC staff interviewed several former employees on the topics identified in the formal order. On June 11, 2007, we received a subpoena from the SEC for additional accounting documents. In late 2008, the SEC asked us for additional documents regarding our former Miami headquarters, several vendors and updated board minutes. As with past requests, we will voluntarily comply with this request and we expect to continue to provide documents to the SEC as requested.
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
On November 1, 2006, the Arkansas Teachers’ Retirement System, the lead plaintiff in the Federal Securities Actions, filed a consolidated amended class action complaint, also referred to herein as the amended complaint. The amended complaint alleged that we and several of our current and former officers and directors violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as well as Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

On August 1, 2007, we issued a press release announcing that we had entered into an agreement to settle the Federal Securities Actions on the principal terms set forth in an Agreement to Settle Class Action, referred to herein as the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, the class will receive approximately $28.5 million (less legal fees, administration and other costs). We accrued an estimated liability of $10.4 million during the year ended December 31, 2007, which was not covered by our insurance, associated with the Settlement Agreement and other related litigation. We had the option to elect to pay up to $4.0 million of this amount in common stock, or all in cash. The common stock was to be valued according to the volume weighted average closing price for the 10 trading days leading up to the date the district court enters an order formally approving the Settlement Agreement. On December 3, 2007, the Court preliminarily approved the Settlement Agreement. On December 11, 2007, we made cash payments to the plaintiffs escrow account in the amount of $0.3 million and on January 11, 2008, we made cash payments to the plaintiffs escrow account in the amount of $3.7 million. On March 10, 2008, the Court formally approved the Settlement Agreement and entered Final Judgment. On March 24, 2008, we issued 135,870 shares of common stock to the plaintiff’s settlement fund to settle the action, or $4.0 million in common stock, the value of such common stock equal to $29.44 per share which was calculated as set forth above. The common stock and cash have not been disbursed to the class and will not be distributed to the class until the appeals process is fully adjudicated. On April 9, 2008, a Notice of Appeal of the Final Judgment was filed. On February 13, 2009, the United States Court of Appeals for the Third Circuit issued an Opinion affirming the district court’s final judgment approving the settlement of the class action. On February 27, 2009, Appellant filed a Petition for Rehearing En Banc. In addition, on March 4, 2009, Appellant filed a Motion to Vacate the lower court’s final judgment. It is unclear how long the appellate court will take to rule on the Petition for Rehearing En Banc or the Motion to Vacate. It is uncertain how long the appeals process will take.
On November 20, 2008, a class action lawsuit was filed in the United States District Court for the District of New Jersey alleging that PDGI and two of its officers violated the federal securities laws. We were served notice of this lawsuit in early December 2008. The complaint, which is asserted on behalf of purchasers of PDGI common stock between November 1, 2007 and April 30, 2008, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 through alleged misstatements or omissions regarding our business, backlog, and earnings guidance. On December 30, 2008, the Court entered an order providing that defendants need not answer, move against or otherwise respond to the complaint or any potential related complaints until after the Court appoints lead plaintiff and approves the selection of lead counsel. On January 20, 2009, the Court entered an order designating an institutional investor, the Macomb County Employees’ Retirement System, as lead plaintiff and approving the selection of lead counsel and liaison counsel.
On February 6, 2009, Richard Mendez, a purported stockholder of PDGI, filed a putative class action complaint in the Superior Court of New Jersey, Chancery Division, Mercer County on behalf of himself and all other similarly situated stockholders of the Company against the PDGI Board, PDGI, Parent and Purchaser alleging breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty in connection with the Merger. Among other things, the complaint alleged that the proposed transactions contemplated in the Merger Agreement were the result of an unfair process, that PDGI is being sold at an unfair price, that certain provisions of the Merger Agreement impermissibly operate to preclude competing bidders, and the defendants engaged in self-dealing. Among other things, the plaintiff sought an order enjoining defendants from proceeding with the Merger Agreement.
On February 10, 2009, Cynthia Kancler, a purported stockholder of PDGI, filed a putative class action complaint in the Superior Court of New Jersey, Chancery Division, Mercer County on behalf of herself and all other similarly situated stockholders of the Company against the PDGI Board and PDGI alleging breaches of fiduciary duty in connection with the Merger. Among other things, the complaint alleged that the proposed transactions contemplated in the Merger Agreement were the result of a flawed process, that PDGI is being sold at an inadequate price, and that certain provisions of the Merger Agreement are unlawful. Among other things, the plaintiff sought an order enjoining defendants from proceeding with the Merger Agreement, an order enjoining defendants from consummating any business combination with a third party and an order directing the individual defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of PDGI’s shareholders.

On February 18, 2009, the plaintiffs in the Mendez and Kancler actions filed amended complaints, which, in addition to reasserting many of the allegations in their originally filed complaints, also challenged the adequacy of PDGI’s disclosures in the Schedule 14D-9, filed on February 12, 2009. On March 5, 2009, the parties to the Mendez and Kancler actions entered into a Memorandum of Understanding (the “Memorandum of Understanding”), setting forth the terms and conditions for settlement of each of the actions. The parties agreed that, after arm’s length discussions between and among the parties, PDGI would provide additional supplemental disclosures to its Schedule 14D-9. In exchange, following confirmatory discovery, the parties will attempt in good faith to agree to a stipulation of settlement and, upon court approval of that stipulation, the plaintiffs will dismiss each of the other above-referenced actions with prejudice, and all defendants will be released from any claims arising out of the Merger including any claims for breach of fiduciary duty or aiding and abetting breach of fiduciary duty. The defendants have agreed not to oppose any fee and expense application by plaintiffs’ counsel that does not exceed $180,000 in the aggregate.
Defendants are confident that plaintiffs’ claims are wholly without merit and continue to deny that any of them has committed or aided and abetted in the commission of any violation of law of any kind or engaged in any of the wrongful acts alleged in the above-referenced actions. Each defendant expressly maintains that it has diligently and scrupulously complied with its legal duties, and has entered into the Memorandum of Understanding solely to eliminate the uncertainty, burden and expense of further litigation.
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
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the NASDAQ Global Select Market under the symbol “PDGI.” The following table sets forth the range of high and low sales prices for each quarterly period for the years ended December 31, 2008 and 2007.

	High	Low
2008
First Quarter	$43.05	$25.00
Second Quarter	$25.96	$13.45
Third Quarter	$27.30	$6.85
Fourth Quarter	$7.54	$0.67
2007
First Quarter	$26.49	$18.59
Second Quarter	$33.49	$25.50
Third Quarter	$32.86	$25.07
Fourth Quarter	$42.75	$29.06
Holders
As of March 16, 2009, there were 356 registered holders of record of our common stock.
Dividend Policy
We have not paid cash dividends on our common stock and we do not anticipate paying dividends as we intend to continue to retain earnings in order to finance the growth and development of our business. Furthermore, our $45.0 million credit facility with a syndicate of banks, or the Credit Facility, which terminated on February 13, 2009, contained certain covenants that restricted, or had the effect of restricting, our payment of cash dividends.

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
Assumes $100 invested on December 31, 2003.

	Base
	Period	Years Ending December 31
Company/Index	2003	2004	2005	2006	2007	2008
PharmaNet Development Group, Inc.	$100	$223.08	$90.42	$124.64	$221.44	$5.14
Nasdaq Composite Index	$100	$108.41	$110.79	$122.16	$134.29	$79.25
Nasdaq Health Services	$100	$117.00	$159.04	$151.34	$199.08	$145.73

Recent Sales of Unregistered Securities
We have an Employee Stock Purchase Plan, also referred to herein as the ESPP, which permits eligible employees, excluding executive officers, to purchase up to 700,000 shares of our common stock. As a result of the previously disclosed administrative error in recordkeeping, the amount of shares issued under the ESPP exceeded the amount of shares registered on Form S-8. We have determined that the offer and sale of the shares and interests in the ESPP above the amount registered were not exempt from registration under the Securities Act, and that such sales should have been registered under the Securities Act. Under the applicable provisions of federal securities laws, plan participants who purchased such unregistered shares of common stock had a right to seek to rescind the transaction within one year following the date of purchase.
Prior to June 30, 2007, we sold 157,627 unregistered shares to plan participants. From July 1, 2007, through March 31, 2008, we sold 97,387 unregistered shares to plan participants in two separate transactions. For the offering period ended June 30, 2007, we sold 56,266 shares at $18.75 per share. For the offering period ended December 31, 2007, we sold 41,121 shares at $27.10 per share. On April 7, 2008, we filed a registration statement on Form S-8 with the SEC to register 400,000 shares of common stock that had been authorized for issuance by the Board of Directors and approved by our stockholders, but had never been registered.
As of December 31, 2008, the aggregate purchase price subject to rescission was $1.1 million. On January 1, 2009, this amount has been reclassified from temporary equity into shareholders’ equity as the ESPP participants’ rescission rights expired. As of the end of the rescission period, ESPP participants rescinded purchases of 1,277 shares of common stock from the offering period ended December 31, 2007. We are not obligated to repay ESPP participants in connection with the rescission of any additional shares of common stock after December 31, 2008.
Item 6. Selected Financial Data.
The following table sets forth selected financial data as of and for the years ended December 31, 2004 through 2008. In 2004, we effected a three-for-two stock split that was paid in the form of a 50% stock dividend. All historical earnings per share and share amounts have been adjusted to reflect this stock split. The consolidated balance sheet data as of December 31, 2004 through 2007, excludes assets and liabilities from discontinued operations, which are discussed in Note K to the consolidated financial statements.

	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Total net revenue	$451,453	$470,257	$406,956	$361,506	$111,894
Total costs and expenses	$695,582	$448,770	$393,950	$331,662	$96,864
Net (loss) earnings from continuing operations	$(251,093)	$12,078	$6,052	$17,163	$11,002
Earnings (loss) from discontinued operations, net of tax	$—	$838	$(42,077)	$(12,384)	$8,657
Net (loss) earnings	$(251,093)	$12,916	$(36,025)	$4,779	$19,659
(Loss) earnings per share from continuing operations:
Basic	$(12.96)	$0.64	$0.33	$0.97	$0.73
Diluted	$(12.96)	$0.63	$0.33	$0.94	$0.70
Total assets	$324,546	$609,636	$549,599	$515,750	$487,327
Long-term obligations and capital leases, including current portion	$149,207	$152,946	$159,002	$168,223	$157,517
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
Overview
We operate our business in two segments — early stage and late stage. Our early stage segment consists primarily of our Phase I clinical trial services and our bioanalytical laboratory services, including early clinical pharmacology. Our late stage segment consists primarily of Phase II through Phase IV clinical trial services and a comprehensive array of related services, including data management, biostatistics, medical, scientific and regulatory affairs, clinical information technology and consulting services. For additional information about our segments, see Note M to the consolidated financial statements.
During 2006, we discontinued operations at our Miami and Ft. Myers facilities. All financial results for the year ended December 31, 2008, include any residual activity from discontinued operations, such as collection of outstanding accounts receivable and property tax payments on the vacant land. During the year ended December 31, 2008, there was no activity related to any discontinued operation that was considered material to the consolidated financial statements taken as a whole. In addition, we have made certain balance sheet reclassifications, primarily related to income taxes, to the 2007 financial information to conform to the 2008 presentation.

Our net revenue consists primarily of fees earned for services performed under contracts with branded pharmaceutical, biotechnology, medical device and generic drug companies. In our late stage segment, we recognize revenue based on the proportional performance method, generally using a combination of input and output measures that are specific to the services performed. In addition, a portion of our contract fee is generally due upon signing of the contract, and the majority of the contract fee is then paid in installments upon the achievement of certain agreed upon performance milestones. In our early stage segment, we also recognize revenue based on the proportional performance method, generally using output measures that are specific to the services performed.
Relative to our early stage contracts, our late stage contracts are generally larger and longer in duration, and our late stage segment typically receives larger advance payments. Our contracts are generally terminable immediately or after a specified period following notice by the client. These contracts usually require payment to us of expenses to complete a study and fees earned to date and for activities necessary to conclude the program in an orderly way consistent with wishes of the clients, safety of participants and applicable regulatory and good medical practices. Most of the contracts in our early stage segment are of short duration; however, our late stage segment typically performs services under long-term contracts, which are subject to a greater risk of delay or cancellation. As of December 31, 2008, late stage segment projects had an average duration of approximately 26 months.
In our late stage segment, we report revenue line items consisting of direct revenue and reimbursed out-of-pocket expenses, together with an expense line item for reimbursable out-of-pocket expenses, which consist of travel and other expenses that are reimbursed by our clients.
We record our recurring operating expenses in three primary categories: (i) direct costs, (ii) selling, general and administrative expenses and (iii) reimbursable out-of-pocket expenses. Direct costs consist primarily of participant fees and associated expenses, direct labor and employee benefits, facility costs, depreciation associated with facilities and equipment used in conducting trials and other costs and materials directly related to contracts. Direct costs as a percentage of net revenue vary from period to period due primarily to the varying mix of contracts and services performed and to the percentage of revenues arising from our early stage operations, which generally have higher direct costs as a percentage of revenue earned. Selling, general and administrative expenses consist primarily of administrative payroll, except for the late stage segment, overhead, advertising, legal and accounting expenses, travel, depreciation and amortization of intangibles. The late stage segment includes all payroll-related costs as part of direct costs, and all office costs and depreciation as part of selling, general and administrative expenses.
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
Recent Events
On February 3, 2009, it was announced that affiliates of JLL, including Parent and Purchaser, entered into the Merger Agreement with us whereby Parent will acquire us. The acquisition will be carried out in two steps. The first step is the tender offer by Purchaser to purchase all of our outstanding shares of common stock at a price of $5.00 per share, payable net to the seller in cash. The Tender Offer expired on March 19, 2009 at 12:00 midnight New York City time. On March 20, 2009, Purchaser accepted for payment all validly tendered shares and announced that it will pay for all such shares promptly, in accordance with applicable law.
In the second step of the acquisition, Purchaser will be merged with and into us, with the Company as the surviving corporation in the Merger. We expect that the Merger will be completed on March 30, 2009 under short-form merger procedures provided by Delaware law. Following the Merger, we will be a wholly-owned subsidiary of Parent and we will no longer have any publicly traded shares. The transaction values our common stock at $100.5 million and will be financed by a $250.0 million equity commitment from funds managed by JLL, which includes the necessary funds to retire our 2.25% senior convertible notes. The Merger is subject to customary conditions.

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
Management believes that the following items involve a high degree of judgment or complexity:
Revenue and Cost Recognition. We recognize revenue from contracts, other than time-and-material contracts, on a proportional performance basis. To measure performance on a given date, we compare effort expended through that date to estimated total effort to complete the contract. Historically, a majority of our direct revenue has been earned under contracts which range in duration from a few weeks to a few years. In the late stage segment, the current average length of a contract is approximately 26 months, but can be much longer. Service contracts generally take the form of fee-for-service or fixed-price arrangements. In the case of fee-for-service contracts, revenue is recognized as services are performed based upon, for example, hours worked or samples tested. For long-term, fixed-price service contracts, revenue is recognized as services are performed, with performance generally assessed using output measures such as units-of-work performed to date compared with total units-of-work contracted. Changes in the scope of work generally result in a renegotiation of the contract price. Renegotiated amounts are not included in revenue until earned and realization is assured. Estimates of costs to complete are made to provide, where appropriate, for losses expected on contracts. Costs are not deferred in anticipation of contracts being awarded, but instead are expensed as incurred. In some cases, a portion of the contract fee is paid at the time the trial is initiated. These advances are deferred and recognized as revenue as services are performed or products are delivered, as discussed above. Additional payments may be made based upon the achievement of performance-based milestones over the contract duration. Our contracts are generally terminable immediately or after a specified period following notice by the client. These contracts usually require payment to us of expenses to complete a study and fees earned to date and for activities necessary to conclude the program in an orderly way consistent with wishes of the clients, safety of participants and applicable regulatory and good medical practices.
Direct costs include all direct costs related to contract performance and, in some cases, all payroll-related costs. Selling, general and administrative expenses are charged to expense as they are incurred. Changes in the scope of contracts may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Due to the inherent uncertainties in estimating costs, it is possible that the estimates used will change in the near term and that the change could be material. The uncertainties which can affect our estimates include changes in scope of contracts and unforeseen costs which cannot be billed to the client, such as increased costs associated with recruiting special populations for studies. Our estimates of these uncertainties have not materially affected our revenue or cost recognition, and we do not anticipate making material changes to our method of estimating costs in the future. As described above, pass-through costs are included in revenue and direct costs and are reimbursed by our clients.
Accounts receivable include unbilled amounts which represent services performed in excess of amounts billed.
Collectibility of Accounts Receivable. We base our allowance for doubtful accounts on management’s estimates of the creditworthiness of our clients, analysis of delinquent accounts, the payment histories of the accounts and management’s judgment with respect to current economic conditions. We maintain an allowance for doubtful accounts based on historic collectibility and specific identification of potential problem accounts. We believe the allowances are sufficient to respond to normal business conditions. We review our accounts receivable aging on a regular basis for past due accounts and we write off any uncollectible amounts against the allowance. Should business conditions deteriorate or any major client default on its obligations to us, we may need to significantly increase this allowance, which could have a negative impact on our operations.
Income Taxes. Developing the provision for income taxes requires significant management judgment, including the determination of foreign tax liabilities, deferred tax assets and liabilities and any valuation allowances that might be required against the net deferred tax assets. On a quarterly basis, we evaluate our ability to realize net deferred tax assets and adjust the amount of our valuation allowance if necessary. We maintain operations in many countries and we are subject to audit in each of the taxing jurisdictions in which we operate. Due to the complex issues involved, any claims can require an extended period of time to resolve. In management’s opinion, adequate provisions for income taxes have been made.

Our consolidated balance sheets reflect certain valuation allowances related to certain U.S. operating losses and our ability to realize foreign tax loss carryforwards and research tax credits in Canada carried forward and earned in the current year. If the facts and circumstances utilized in developing the estimated level of valuation allowance changes, resulting increases or decreases in the valuation allowance could be required. Any future changes in valuation allowance could have a material impact on our net earnings.
We have been, and we may continue to be, a party to foreign tax proceedings. We have established an estimated income tax reserve to provide for potential adverse outcomes in future tax proceedings. If our estimates prove to be inadequate, any future foreign tax proceedings could have an impact on our results of operations. It is possible that changes in our estimates could cause us to either materially increase or decrease the amount of our income tax reserve.
With regard to earnings from foreign operations, generally it is our policy to retain such earnings in the country in which they were generated unless they can be repatriated without significant tax consequences. This permits us to reduce accruing or recognizing as additional tax expense the material U.S. income tax liabilities which would arise upon repatriation of these earnings. Refer to Note O to the consolidated financial statements for our discussion regarding the subsequent repatriation of foreign earnings to cover certain transaction related costs.
Goodwill. On an annual basis or more frequently if impairment indicators arise, we assess the composition of our assets and liabilities and the events that have occurred and the circumstances that have changed since the most recent fair value determination, which is based on discounted cash flows and other valuation techniques. If events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount, goodwill is tested for impairment. We recognize an impairment charge if the carrying value of the asset exceeds the fair value determination. Refer to Note A to the consolidated financial statement for our discussion regarding the non-cash impairment charge related to goodwill recorded during 2008.
Impairment of Assets. We review long-lived assets and certain identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of intangible assets, we perform an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. We recognize an impairment charge if the carrying value of the asset exceeds the expected future cash flows (undiscounted and without interest). Refer to Note A to the consolidated financial statement for our discussion regarding the non-cash impairment charges related to indefinite-lived assets recorded during 2008.
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

Results of Operations
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
The following table sets forth our results of operations both numerically and as a percentage of direct revenue for 2008 and 2007.

	2008		2007
	(In thousands, except per share data)
Direct revenue	$357,746	100.0%	$362,471	100.0%
Direct costs	231,488	64.7	216,173	59.6
Selling, general and administrative expenses	121,884	34.1	114,411	31.6
Impairment of goodwill and indefinite-lived assets	248,503	69.5	—	—
Provision for settlement of litigation	—	—	10,400	2.9
Total other expense	(5,146)	(1.4)	(6,164)	(1.7)
(Loss) earnings from continuing operations before income taxes	(249,275)	(69.7)	15,323	4.2
Income tax expense	90	—	2,340	0.6
(Loss) earnings from continuing operations before minority interest in joint venture	(249,365)	(69.7)	12,983	3.6
Minority interest in joint venture	1,728	0.5	905	0.2
Net (loss) earnings from continuing operations	(251,093)	(70.2)	12,078	3.3
Earnings from discontinued operations, net of tax	—		838
Net (loss) earnings	$(251,093)	(70.2)%	$12,916	3.6%
(Loss) earnings per share from continuing operations:
Basic	$(12.96)		$0.64
Diluted	$(12.96)		$0.63
Direct Revenue
Direct revenue, which does not include reimbursed out-of-pocket expenses, was $357.7 million for the year ended December 31, 2008, a decrease of 1.3% from $362.5 million for the corresponding 2007 period. This decrease is attributable to lower revenues in the late stage segment primarily due to previously disclosed project cancellations and postponements, partially offset by growth in the early stage segment. Direct revenue for the year ended December 31, 2008 is generated from a diversified client base. Our largest client represented 5.5% of total direct revenue, the top five clients represented 19.3%, and the top ten clients represented 30.5%. For the year ended December 31, 2008, direct revenue attributable to large pharmaceutical clients represented 31.9%; small and medium sized pharmaceutical clients represented 27.1%; generic drug clients represented 20.0%; biotech clients represented 18.0%; and other clients, such as medical device manufacturers, represented 3.0%.
Direct revenue in the early stage segment was $154.3 million for the year ended December 31, 2008, compared to $137.8 million for the corresponding 2007 period. This increase of 12.0% is primarily attributable to higher clinic revenues resulting from a change in the mix of the types of studies from low-end generics to high-end, more complex generics and innovators studies, partially offset by lower sample volume throughput in the bioanalytical laboratories compared to the corresponding 2007 period. For the year ended December 31, 2008, clinic revenue was $75.2 million and laboratory revenue was $79.1 million, compared to clinic revenue of $55.3 million and laboratory revenue of $82.5 million in the corresponding 2007 period. Direct revenue in the late stage segment was $203.4 million for the year ended December 31, 2008, compared to $224.7 million in the corresponding 2007 period. This decrease of 9.4% is primarily the result of previously disclosed project cancellations and postponements. We believe that these cancellations were primarily due to issues surrounding the efficacy of the drugs, as well as business decisions made by the sponsor companies and not related to our performance. For the year ended December 31, 2008, we estimate the combined cancellations and postponements negatively impacted direct revenue by $40.0 million. As a result of the increase in project cancellations, we modified our forecasted cancellation rate from 15% to 25% to reflect current business and macro economic conditions. Although we have been impacted by the unusually high level of cancellations, our late stage segment backlog increased $65.7 million compared to December 31, 2007. Further, our proposal volume for the year ended December 31, 2008 has increased approximately 19% compared to the corresponding 2007 period.
For the year ended December 31, 2008, direct revenue was $140.8 million from U.S. operations and $216.9 million from foreign operations compared to $165.8 million from U.S. operations and $196.7 million from foreign operations in the corresponding 2007 period.

Direct Costs
Direct costs increased to $231.5 million for the year ended December 31, 2008, compared to $216.2 million for the corresponding 2007 period. For the year ended December 31, 2008, direct costs as a percentage of direct revenue increased to 64.7% from 59.6% in the corresponding 2007 period. This increase is attributable to higher costs in the early stage segment, partially offset by a 1.1% decrease in direct costs in the late stage segment. Increased direct costs in the early stage segment are due to higher expenses related to the expansion of our Princeton laboratory and the operations of both our clinics and laboratories, including increased volunteer expenses and lab supplies compared to the corresponding 2007 period.
Gross Profit Margins
Gross profit margins as a percentage of direct revenue was 35.3% for the year ended December 31, 2008, compared to 40.4% for the corresponding 2007 period. Since we perform a wide variety of services which carry different gross margins, our margins will vary from quarter-to-quarter and year-to-year based upon the mix of these contracts, our capacity levels at the time we begin the projects and the amount of revenue generated for each type of service we perform. Even within category types, the amount of gross margins generated might vary due to the unique nature and size of each contract and project.
During the year ended December 31, 2008, the early stage segment had a lower gross profit margin as compared to the corresponding 2007 period primarily due to higher direct costs, partially offset by higher direct revenue. Gross profit margins in the late stage segment decreased as a result of the previously mentioned project cancellations and postponements, partially offset by lower direct costs due to certain cost savings initiatives implemented throughout the year.
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
During the third quarter 2008, we initiated an expansion of our laboratory space at Taylor Technology, Inc., one of our subsidiaries, that specializes in bioanalytical mass spectrometry and immunochemistry services. The additional space will accommodate the growth in our large molecule and small molecule practice. With the expansion, we anticipate consolidating our Keystone Analytical, Inc. laboratory during the first half 2009. As part of the consolidation, employees of Keystone Analytical, Inc. will likely transition over to the new laboratory space to ensure a transition of existing clients and to accommodate the anticipated new business.
During the fourth quarter 2008, we closed one of our laboratories at Anapharm, Inc. located in Richmond Hill, Ontario, Canada. This strategic closure of space that was shared with Anapharm’s wholly-owned subsidiary, Synfine, Inc., enables Synfine to expand its business into the vacated space. The expansion will allow Synfine the ability to process customer requests for larger size chemical synthesis orders on a multi-kilogram scale. We expect that the expansion will have estimated capital requirements of approximately $3.0 million Canadian dollars. We have not committed to a timeframe for the capital additions.
Selling, General and Administrative Expenses
Selling, general and administrative, or SG&A, expenses increased to $121.9 million for the year ended December 31, 2008, compared to $114.4 million for the corresponding 2007 period. As a percentage of direct revenue, SG&A expenses increased to 34.1% for the year ended December 31, 2008 from 31.6% in the corresponding 2007 period. The increase in SG&A expenses is primarily attributable to charges incurred related to one-time termination benefits and office closings. During the year ended December 31, 2008, in connection with our first quarter 2008 workforce reduction and other related actions in the subsequent interim periods, we incurred severance costs of $3.1 million, of which $0.8 million impacted the early stage segment and $2.3 million impacted the late stage segment. Further, during the year ended December 31, 2008, we incurred expenses of $1.5 million, primarily in connection with the office closings in Washington D.C. and Australia and the consolidation of offices in North Carolina. Of the total expenses incurred, $1.4 million impacted the late stage segment. Our regulatory consulting staff in Washington D.C. and our clinical research personnel in Australia will continue as full-time home-based employees. These actions were a result of our efforts to streamline the organization to enhance our long-term efficiency. The favorable impact of implementing these cost reduction strategies were realized beginning in the third quarter 2008. For 2009, the total projected cost savings of these actions are expected to be approximately $9.6 million. Additional charges may be incurred to right-size our organization.

Corporate SG&A expenses for the year ended December 31, 2008 remained consistent at $24.5 million compared to the corresponding 2007 period. For the year ended December 31, 2008, non-cash compensation costs increased $1.0 million and professional fees increased $0.4 million, which were offset by a reduction in compensation related benefits of $1.5 million compared to the corresponding 2007 period. In connection with our registration statement on Form S-4, filed on November 20, 2008, we incurred $1.8 million of expenses, primarily related to professional fees.
Overall, we continue to focus on cost containment initiatives and infrastructure improvements to gain efficiencies and improve profit margins. We believe that margins may improve as early as 2009 despite the current overall economic environment. This expectation is driven by the level and mix of our backlog and tangible near term project start ups.
Impairment of Goodwill and Indefinite-Lived Assets
As of September 30, 2008, we performed an interim goodwill impairment test based on a triggering event resulting from the significant decrease in the price of our outstanding common stock and overall market capitalization during the third quarter 2008. Based on the guidance of SFAS 142, we performed first step impairment measurements for all of our reporting units and second step measures on two reporting units, PharmaNet and Keystone. During the process, we followed all relevant guidance while conducting the interim goodwill impairment test; however, some estimates and assumptions were used by management in order to reach a conclusion regarding fair value and the related interim non-cash impairment charge. Based on the results of the interim goodwill impairment test, it was determined that the fair value of the PharmaNet and Keystone reporting units were significantly less than their carrying values. As a result, we made the determination to write down the value of goodwill and indefinite-lived assets related to those reporting units. The total amount of the estimated non-cash impairment charge during the three months ended September 30, 2008 was $210.6 million, of which $201.0 million of goodwill and $6.3 million of indefinite-lived asset impairment charges related to the PharmaNet reporting unit, or the late stage segment, and $3.3 million of goodwill related to the Keystone reporting unit, or the early stage segment. As of September 30, 2008, the goodwill of the Keystone reporting unit was fully impaired.
As of December 31, 2008, we performed our annual goodwill impairment test. We performed first step impairment measurements for our remaining reporting units and second step measures on two reporting units, PharmaNet and Anapharm. During the process, we followed all relevant guidance while conducting the annual goodwill impairment test. Based on the results of the annual goodwill impairment test, it was determined that the fair value of the PharmaNet and Anapharm reporting units were less than their carrying values. As a result, we made the determination to write down the value of goodwill and indefinite-lived assets related to those reporting units. The total amount of the non-cash impairment charge during the three months ended December 31, 2008 was $37.9 million, of which $15.8 million of goodwill and $5.2 million of indefinite-lived asset impairment charges related to the PharmaNet reporting unit, or the late stage segment, and $16.9 million of goodwill related to the Anapharm reporting unit, or the early stage segment. As of December 31, 2008, the goodwill of the Anapharm reporting unit was fully impaired.
Provision for Settlement of Litigation
During the year ended December 31, 2007, we recorded a charge of $10.4 million for the settlement of the securities class action lawsuit and other litigation. There was no charge recorded for the year ended December 31, 2008 since we settled the securities class action lawsuit during the first quarter 2008 and settled the derivative litigation during the fourth quarter 2008. The securities class action lawsuit is currently being appealed. For further discussion regarding these matters, see Item 3 of this report and Note G to the consolidated financial statements.
Interest Income and Interest Expense
Interest income decreased to $1.5 million for the year ended December 31, 2008, compared to $2.1 million in the corresponding 2007 period. This decrease is primarily attributable to lower average cash and cash equivalent balances on hand and lower interest rates compared to the corresponding 2007 period. We expect interest income to decrease in the future as a result of lower interest rates and our conservative investment approach.
Interest expense decreased to $6.1 million for the year ended December 31, 2008, compared to $6.3 million in the corresponding 2007 period. This decrease is primarily attributable to a reduction of interest expense on our line of credit as there were no borrowings under the line during the year ended December 31, 2008. Depending on when we settle our 2.25% convertible senior notes payable due 2024, or the Notes, we may incur a significant amount of non-cash interest expense in future interim periods based upon the adoption of FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” Refer to Note A to the consolidated financial statements for our discussion regarding new accounting pronouncements.

Foreign Currency Exchange Transactions
We do not enter into currency transactions with the intent of speculating or trading. Our hedging program is designed to minimize the foreign exchange gain or loss reported in the statement of operations. Our consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar affect the translation of each foreign subsidiary’s financial results into U.S. dollars for purposes of reporting in the consolidated financial statements. Our foreign subsidiaries translate their financial results from local currency into U.S. dollars in the following manner: (a) income statement accounts are translated at average exchange rates for the period; (b) balance sheet asset and liability accounts are translated at end of period exchange rates; and (c) equity accounts are translated at historical exchange rates. Translation in this manner affects the stockholders’ equity account referred to as accumulated other comprehensive earnings (loss). This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep in agreement the foreign subsidiaries’ balance sheets. If foreign exchange rates remained at the 2007 year-end spot exchange rate for translation, early stage revenues for the year ended December 31, 2008 would have been higher by $9.2 million when translated into U.S. dollars, and late stage revenues for the year ended December 31, 2008 would have been lower by $2.9 million when translated into U.S. dollars when compared to the reported results. Similarly, early stage direct costs for the year ended December 31, 2008 would have been higher by $6.7 million and late stage direct costs would have been higher by $0.7 million when compared to the reported results. Further, early stage SG&A expenses for the year ended December 31, 2008 would have been higher by $2.3 million and late stage SG&A expenses for the year ended December 31, 2008 would have been higher by $0.3 million when compared to the reported results. The net effect on loss from operations from translation of functional currency to reporting currency for the year ended December 31, 2008 was an increase in earnings of $0.2 million in the early stage and a decrease in earnings of $3.9 million in the late stage.
Foreign currency exchange transaction loss was $0.8 million for the year ended December 31, 2008, compared to a loss of $2.1 million in the corresponding 2007 period. This change was primarily due to improved hedging and the U.S. dollar strengthening approximately 24.6% against the Canadian dollar and 4.5% against the Euro and weakening 6.2% against the Swiss Franc during the year ended December 31, 2008, when comparing year-end spot rates for the respective years. Within our early stage segment operating in Canada, essentially all costs are incurred in Canadian dollars, while a significant portion of direct revenue transactions are denominated either in U.S. dollars or Euros. Similarly, in the late stage segment in Europe, costs are primarily incurred in Euros and Swiss Francs, while a significant portion of direct revenue transactions are denominated in U.S. dollars. During the year ended December 31, 2008, we entered into foreign currency forward and swap contracts to manage exposure related to early and late stage balance sheet positions that were denominated in currencies other than the functional currency. On November 28, 2008, due to the collateral restrictions under our Credit Facility, we lost the ability to enter into foreign currency forward contracts limiting our hedging program. As a result, we entered into option contracts, at a higher premium, to continue to mitigate our foreign currency exposures during December 2008 and subsequent. Due to the nature and short-term duration of these contracts, we did not elect to apply hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for these transactions.
Income Taxes
Our effective tax rate for 2008 was an expense of 0.04% compared to an expense 15.2% in 2007. The 2007 effective tax rate included the benefit of utilizing $22.8 million of the U.S. federal loss carryforward and the benefit associated with a $7.8 million increase in the value of the net deferred tax asset relating to Canadian taxes. The 2008 result was primarily attributable to certain discrete items, continued losses on domestic operations and a significant permanent book-to-tax difference relating to the impairment charge related to goodwill and indefinite-lived assets, which is not deductible for tax purposes.
As of December 31, 2008, we had U.S. federal net operating loss carryforwards of $51.0 million, state net operating loss carryforwards of $68.9 million and foreign net operating loss carryforwards of $1.7 million that are available to offset future liabilities for income taxes. We generally maintain a valuation allowance against these carryforwards, net of available carryback claims, based on an assessment that it is more likely than not that these benefits will not be realized. The U.S. net operating loss carryforward is further subject to limitation under Internal Revenue Code §382 and will begin to expire in 2026. The state net operating losses will begin to expire in 2010.
We receive significant tax credits from the government of Canada relating to our research and development expenses. These credits lower our tax liability in Canada. As of December 31, 2008, the total gross balance of the research and development federal tax credits carryforward was $35.3 million.

We expect the nature of our Canadian early stage business and the generation of significant tax credits will continue; however, we cannot be assured of the future amount of these credits due to the mix of contracts and the related amounts of research and development activity. Further, we have provided a valuation allowance against a portion of these credits as the amount of credits earned currently exceeds projected taxable income in Canada for which such credits can be used to reduce taxes.
Our late stage entity, PharmaNet, generates a significant portion of its net earnings from foreign operations. Its non-U.S. and non-Canadian operations are based in Zurich, Switzerland, where the effective tax rate is approximately 10%. The Swiss office subcontracts work to the non-U.S. and non-Canadian PharmaNet offices. Fees are based on a reimbursement to these offices of their operating costs, plus a fair markup based on appropriate transfer pricing comparables. The residual income in these non-U.S. and non-Canadian offices is taxed at statutory rates which range from 10% to 35%. We generally have elected under APB Opinion No. 23, “Accounting for Income Taxes — Special Areas,” to deem earnings and profits related to foreign subsidiaries as permanently reinvested, accordingly, no provision has been recorded for U.S. income taxes that might result from repatriation of these earnings. The undistributed earnings of foreign subsidiaries as of December 31, 2008, were $88.3 million. On March 19, 2009, a dividend of $22.0 million was paid to us from our Swiss affiliate. We had not established a provision for U.S. income taxes on such dividend amounts. We do not anticipate that any significant U.S. income taxes will be due on such dividend given the availability of the Company’s previously unbenefited net operating losses, as well as the potential ability to utilize foreign tax credits. Subsequent to this dividend, our undistributed earnings, for which no provision for U.S. income taxes has been established, was $66.3 million.
We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, effective January 1, 2007. As of December 31, 2008, the total gross amount of reserves for income taxes, reported in other liabilities in the consolidated balance sheets, was $8.1 million. Any prospective adjustments to reserves for income taxes will be recorded as an increase or decrease to the provision for income taxes and will impact our effective tax rate. In addition, we accrue interest and penalties related to reserves for income taxes in the provision for income taxes. The gross amount of interest accrued, reported in other liabilities, was $1.9 million as of December 31, 2008, of which $0.9 million was recognized in 2008.
In 2008, the net increase in the reserve for unrecognized tax benefits was $0.9 million, which principally related to an increase in certain Canadian tax liabilities. Any future changes in the amount of unrecognized tax benefits would impact the effective rate of the Company. Over the next twelve months, it is reasonably possible that the uncertainty surrounding a portion of the reserve for unrecognized tax benefits would be resolved; however, we do not expect the change to have a significant impact on our results of operations or financial position.
We remain subject to examination in federal, state and foreign jurisdictions in which we conduct operations and file tax returns. We believe that the results of current or any prospective audits will not have a material effect on our financial position or results of operations as adequate reserves have been provided to cover any potential exposures related to these audits.
We operate in the U.S. and in numerous taxing jurisdictions worldwide, many with lower tax rates than the U.S. We expect (i) the nature of Anapharm’s business to continue to generate and benefit from Canadian tax credits (ii) PharmaNet to continue generating the majority of its profits in taxing jurisdictions with lower effective tax rates. As discussed above, we also have valuation allowances against certain material deferred tax assets. Hence, we cannot be certain that the changes in the operating income of our operations, shifts in the location of the performance of work or other expected factors such as FIN 48 will not adversely impact the effective tax rate.
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

Earnings (Loss) Per Share
The weighted average number of shares outstanding used in computing earnings (loss) per share on a diluted basis was 19.4 million shares for year ended December 31, 2008, an increase from 19.0 million shares in the corresponding 2007 period. This increase resulted primarily from stock option exercises, the issuance of stock options and restricted stock units, the issuance of stock under the ESPP and the issuance of common stock in connection with the settlement of the class action litigation.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
The following table sets forth our results of operations both numerically and as a percentage of direct revenue for 2007 and 2006.

	2007		2006
	(In thousands, except per share data)
Direct revenue	$362,471	100.0%	$302,385	100.0%
Direct costs	216,173	59.6	182,679	60.4
Selling, general and administrative expenses	114,411	31.6	98,827	32.7
Impairment of goodwill and indefinite-lived assets	—	—	7,873	2.6
Provision for settlement of litigation	10,400	2.9	—	—
Total other expense	(6,164)	(1.7)	(9,821)	(3.2)
Earnings from continuing operations before income taxes	15,323	4.2	3,185	1.0
Income tax expense (benefit)	2,340	0.6	(3,558)	(1.2)
Earnings from continuing operations before minority interest in joint venture	12,983	3.6	6,743	2.2
Minority interest in joint venture	905	0.2	691	0.2
Net earnings from continuing operations	12,078	3.3	6,052	2.0
Earnings (loss) from discontinued operations, net of tax	838		(42,077)
Net earnings (loss)	$12,916	3.6%	$(36,025)	(11.9)%
Earnings per share from continuing operations:
Basic	$0.64		$0.33
Diluted	$0.63		$0.33
Direct Revenue
Direct revenue, which does not include reimbursed out-of-pocket expenses, was $362.5 million for the year ended December 31, 2007, an increase of 19.9% from $302.4 million for the year ended December 31, 2006. This increase is attributable to growth in both segments, with early stage contributing 38% and late stage contributing 62% of direct revenues in 2007.
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
For the year ended December 31, 2007, direct revenue was $165.8 million from U.S. operations and $196.7 million from foreign operations compared to $133.7 million from U.S. operations and $168.7 million from foreign operations in 2006.
Direct Costs
Direct costs increased to $216.2 million for the year ended December 31, 2007, compared to $182.7 million for the prior year. For the year ended December 31, 2007, direct costs as a percentage of revenue decreased slightly to 59.6% from 60.4% in 2006. The change in direct costs as a percentage of revenue is attributable to slight decreases in the both the early stage and late stage segments. Increased direct costs in the early stage segment are primarily due to new facilities in Quebec City and Toronto. Increased costs in the late stage segment are primarily attributable to our investments in personnel and is consistent with our worldwide strategy to be competitive for the large global programs.
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
During the year ended December 31, 2007, the early stage segment had higher than expected direct costs; however, these increased costs were offset by higher revenue which resulted in slightly increased profit margins compared to the corresponding 2006 period. A number of clinical projects were either rescheduled, postponed or cancelled during the latter part of the fourth quarter of 2007. Our clinics were staffed to run these studies and when the projects were postponed to subsequent quarters, the clinics operated at a lower than expected utilization level, which negatively impacted the segment’s margins. Profit margins in the late stage segment remained relatively flat at approximately 39% as utilization levels have not reached their fullest potential.
Selling, General and Administrative Expenses
SG&A expenses increased to $114.4 million, an increase of 15.8%, for the year ended December 31, 2007, compared to $98.8 million for the prior year. As a percentage of direct revenue, SG&A expenses decreased to 31.6% in 2007 from 32.7% in 2006. The increase in total SG&A expenses from 2006 to 2007 is primarily attributable to additional expenditures consistent with the expansion of our business, including additional administrative and other personnel costs, health and casualty insurance, increased sales, marketing and business development efforts and facility costs related to the move in 2007 to new Quebec City and Toronto facilities. Moving costs to the Quebec City facility were $0.5 million for the year ended December 31, 2007.
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
Provision for Settlement of Litigation
For the year ended December 31, 2007, we recorded a charge of $10.4 million for the settlement of the securities class action lawsuit and other related litigation. On March 10, 2008, the Court approved the securities class action settlement. The securities class action lawsuit is currently being appealed. For further discussion regarding these matters, see Item 3 of this report and Note G to the consolidated financial statements.
Interest Income and Interest Expense
Interest income for the year ended December 31, 2007, was $2.1 million compared to $1.6 million in 2006. This increase is primarily attributable to higher interest rates available on cash balances and investments and slightly higher average cash balances during 2007 compared to 2006.
Interest expense decreased to $6.3 million for the year ended December 31, 2007, compared to $8.1 million in 2006. This decrease is primarily attributable to a reduction of interest expense on our line of credit due to substantially lower loan balances offset by higher interest rates, and due to a reduction in write-offs of deferred financing cost from the restructuring of the Credit Facility and the size of the line of credit. In May 2006, we agreed to permanently reduce the size of the Credit Facility from $90.0 million to $45.0 million. As a result of this reduction, we wrote off $1.2 million of deferred financing costs related to the Credit Facility in the second quarter 2006.
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

We adopted the provisions of FIN 48 effective January 1, 2007. Upon adoption, we recognized the cumulative effect of the change in accounting as a reduction in retained earnings of $2.9 million, which together with a previously existing income tax liability of $3.2 million resulted in a total liability for unrecognized tax benefits in the amount of $6.1 million related to U.S. and foreign operations. As of December 31, 2007, the total gross amount of reserves for income taxes, reported in other liabilities in the consolidated balance sheets, was $7.2 million. Any prospective adjustments to reserves for income taxes will be recorded as an increase or decrease to the provision for income taxes and will impact our effective tax rate. In addition, we accrue interest related to reserves for income taxes in the provision for income taxes and we record any associated penalties in other income (expense). The gross amount of interest accrued, reported in other liabilities, was $1.0 million as of December 31, 2007, of which $0.5 million was recognized in 2007.
We remain subject to potential examination in federal, state and foreign jurisdictions in which we conduct operations and file tax returns.
Earnings (Loss) Per Share
The weighted average number of shares outstanding used in computing earnings (loss) per share on a diluted basis increased to 19.0 million shares for the year ended December 31, 2007, from 18.4 million shares in 2007. This increase resulted primarily from stock option exercises and the issuance of restricted shares and restricted stock units.
Effects of Inflation
Our business and operations have not been materially affected by inflation during the periods for which financial information is presented in this report.
Liquidity and Capital Resources
As of December 31, 2008, cash and cash equivalents totaled $63.8 million, compared to cash, cash equivalents and marketable securities of $80.2 million as of December 31, 2007. Working capital decreased to a negative $41.7 million as of December 31, 2008, compared to working capital, excluding the assets and liabilities from discontinued operations of $81.9 million as of December 31, 2007. The decrease in working capital is primarily due to the change in the balance sheet classification of our Notes, from long-term to short-term, as of December 31, 2008. For the year ended December 31, 2008, net cash used in operating activities was $10.4 million compared to net cash provided by operating activities from continuing operations of $44.5 million for the prior year. This change is primarily due to decreases in net earnings from continuing operations of $15.5 million, excluding a non-cash impairment charge related to goodwill and indefinite-lived assets of $248.5 million and operating liabilities of $43.6 million, partially offset by decreases in operating assets of $11.3 million. During the year ended December 31, 2008, we made cash payments of $3.7 million and issued common stock valued at $4.0 million to the plaintiffs in the settlement of the class action litigation. Such amounts had been recorded as accrued liabilities in the consolidated balance sheet as of December 31, 2007.
For the year ended December 31, 2008, net cash used in investing activities was $4.3 million compared to net cash used in investing activities from continuing operations of $7.6 million for the corresponding 2007 period. This change was primarily due to a decrease in purchases of property and equipment to $6.8 million for the year ended December 31, 2008, compared to $15.0 million for the corresponding 2007 period. Proceeds from the sale of marketable securities decreased to $2.7 million for the year ended December 31, 2008, compared to $7.4 million for the corresponding 2007 period. During the first quarter 2008, we purchased $0.1 million of intangible assets in connection with the previously disclosed acquisition of certain assets of Princeton Bioanalytical Laboratory, LLC.
For the year ended December 31, 2008, net cash provided by financing activities was $1.3 million compared to net cash used in financing activities of $9.0 million for the corresponding 2007 period. The increase is primarily due to payments on the line of credit of $19.4 million during the corresponding 2007 period, for which there were no payments during the year ended December 31, 2008, offset by a reduction in borrowings on the line of credit of $10.0 million and proceeds recognized on stock issued under option plans, our employee stock purchase plan and restricted stock unit awards which decreased $0.5 million compared to the corresponding 2007 period. Payments on capital lease obligations and notes payable decreased to $2.6 million for the year ended December 31, 2008, compared to $4.1 million in the corresponding 2007 period.

As of December 31, 2008, we had a $45.0 million Credit Facility with a syndicate of banks that originated in 2004. The Credit Facility has a maturity date of December 22, 2009 provided that, in the event that the aggregate principal amount of the Notes, have not been refinanced on or prior to February 1, 2009, the revolving maturity date shall be February 15, 2009. As of December 31, 2008, the principal balance outstanding on the Credit Facility was zero. As of February 1, 2009, the aggregate principal amount of the Notes had not been refinanced; therefore, in accordance with the terms and conditions of the Credit Facility, our $45.0 million dollar Credit Facility terminated as of February 13, 2009. As of February 13, 2009, the principal balance outstanding on the Credit Facility was zero.
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
The obligations under the Credit Facility were guaranteed by each of our U.S. subsidiaries, were secured by a lien on the vacant land in Miami, Florida, a pledge of all of the assets of our U.S. operations and U.S. subsidiaries and a pledge of 66% of the stock of certain of our foreign subsidiaries. The U.S. assets that collateralized the Credit Facility amounted to approximately $173.9 million, including goodwill and intangible assets and are included in the consolidated balance sheet as of December 31, 2008. The non-cash impairment charge related to goodwill and indefinite-lived assets did not have any impact on the availability of the Credit Facility or financial covenants.
As one of our options regarding future liquidity, we are exploring an asset-based financing model. Under an asset-based lending, or ABL approach, our future borrowings would be based upon collateral and liquidity as opposed to leverage and cash flows. Borrowings under an asset-based facility would be limited by a borrowing base, which is comprised of advance rates applied to the liquidation value of our accounts receivables. We are currently analyzing this opportunity with a variety of potential lenders.
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
The Notes are convertible prior to maturity into cash and, if applicable, shares of common stock based upon an initial conversion rate of 24.3424 shares per $1,000 in principal amount, or an initial conversion price of $41.08 per share. Subject to adjustment in certain circumstances, the maximum number of shares that can be issued upon conversion is 3.1 million. Upon conversion, holders of the Notes will be entitled to receive cash up to the principal amount and, if applicable, shares of common stock pursuant to a formula contained in the indenture. On each of August 15, 2009, 2014 and 2019, holders may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount, plus accrued and unpaid interest. On or after August 15, 2009, we may, at our option, redeem the Notes in whole or in part for cash at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. If the holders of a significant amount of the principal amount of Notes outstanding require us to repurchase their outstanding Notes, we may have to seek additional financing, depending on the amount of the Notes to be repurchased and the amount of cash or other liquid assets available at that time. As of December 31, 2008, we reclassified our Notes from long-term to short-term in the consolidated balance sheets due to the fact that holders of the Notes may require us to repurchase their outstanding Notes as early as August 15, 2009.
On August 10, 2007, we filed a universal shelf on Form S-3 with the SEC, as amended on August 8, 2008, to sell debt securities, warrants, preferred stock, common stock, depository shares, purchase contracts or units with an aggregate offering price up to $300 million. On August 13, 2008, the universal shelf on Form S-3 was declared effective by the SEC. As of December 31, 2008, no securities registered under the shelf have been offered.
In May 2008, the Board of Directors authorized a repurchase of the Notes up to $30.0 million. To date, we have not repurchased any of the Notes.

On November 20, 2008, we filed a Registration Statement on Form S-4 commencing an offer to exchange the $143.8 million principal amount of the Notes for $115.0 million principal amount of 8.0% convertible senior notes due 2014. Subsequent to the commencement of the exchange offer, certain holders of the Notes who had indicated to us their intention to tender their Notes in the exchange offer, instead sold them in the open market. Based on discussions with the current holders of a majority of the Notes, it was our understanding that they did not intend to tender their Notes in accordance with the terms of the exchange offer. As a result of not obtaining the required minimum participation, we decided to allow the exchange offer for our Notes to expire. On December 18, 2008, we announced that we were working with our financial advisor to pursue strategic alternatives, including a potential sale of the Company and exploration of alternatives to retire our Notes. We subsequently withdrew the Registration Statement on Form S-4 on December 19, 2008.
On February 3, 2009, it was announced that affiliates of JLL, including Parent and Purchaser, entered into the Merger Agreement with us whereby Parent will acquire us. The acquisition will be carried out in two steps. The first step is the tender offer by Purchaser to purchase all of our outstanding shares of common stock at a price of $5.00 per share, payable net to the seller in cash. The Tender Offer expired on March 19, 2009 at 12:00 midnight New York City time. On March 20, 2009, Purchaser accepted for payment all validly tendered shares and announced that it will pay for all such shares promptly, in accordance with applicable law.
In the second step of the acquisition, Purchaser will be merged with and into us, with the Company as the surviving corporation in the Merger. We expect that the Merger will be completed on March 30, 2009 under short-form merger procedures provided by Delaware law. Following the Merger, we will be a wholly-owned subsidiary of Parent and we will no longer have any publicly traded shares. The transaction values our common stock at $100.5 million and will be financed by a $250.0 million equity commitment from funds managed by JLL, which includes the necessary funds to retire our 2.25% senior convertible notes. The Merger is subject to customary conditions.
Based upon our cash balances on-hand, future cash flows from operations and an equity commitment from funds managed by JLL that was provided in connection with the Merger Agreement, we believe we have adequate working capital to meet our operational and financing needs for at least the next 12 months.
In order to provide a liquidity metric that enables investors to benchmark us against others in the industry, we calculate days sales outstanding, or DSO, for each period. DSO is calculated by taking the consolidated accounts receivable balance at the end of a period and subtracting both short-term and long-term client advances at the end of the period. The resulting number is divided by average net revenue per calendar day for the period. As of December 31, 2008, our DSO was 47 days compared to 46 days as of September 30, 2008. As compared to September 30, 2008, accounts receivable, net of client advances, increased $3.8 million, while daily revenue increased $0.1 million, resulting in a higher DSO as of December 31, 2008.
In the third quarter 2008, we established PharmaNet Resource Solutions, a new business venture that will allow us to provide contract clinical research personnel to our clients and competitors, as well as introduce a variable cost structure for our clinical trials. With the rapid growth of the contract staffing industry and specialized need by sponsor companies, we believe this initiative will align our existing resources with the demand for specialized staff. We are building the business’s infrastructure and expect to formally launch its services during the first quarter 2009. We do not expect that this venture will have a material impact on our 2009 earnings.

Contractual Obligations
The following table sets forth our known contractual obligations as of December 31, 2008.

	Payments Due by Period
		Less than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Convertible notes (1)	$143,750	$143,750	$—	$—	$—
Interest on convertible notes (2)	3,234	3,234	—	—	—
Capital lease obligations	5,710	2,463	3,061	186	—
Operating lease obligations	127,272	20,525	34,202	20,874	51,671
Purchase obligations	1,476	842	592	42	—

Total	$281,442	$170,814	$37,855	$21,102	$51,671

(1)
On each of August 15, 2009, 2014 and 2019, holders may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to 100% of the principal amount, plus accrued and unpaid interest. Since holders may require us to repurchase their Notes as early as August 15, 2009, we reclassified the Notes from long-term to short-term in our consolidated balance sheets as of December 31, 2008. Further, as a result of the completion of the Tender offer by JLL, a “Fundamental Change” has occurred, which requires us to repurchase all or a portion of the Notes for cash at 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium, if applicable. Such repurchase will be made on a date that we select but cannot be later than 30 trading days and cannot be earlier than 20 trading days after the date on which we mail a notice of the Fundamental Change to a holder. Such notice must be mailed within 30 days of the occurrence of the Fundamental Change.

(2)	Interest of $1,617 was paid on February 15, 2009. The remaining interest payment up to a total amount of $1,617 will be paid on or before August 15, 2009.
Capital Expenditures and Commitments
During the year ended December 31, 2008, we invested $3.4 million for capital expenditures at our early stage segment and $3.4 million for capital expenditures at our late stage segment. We anticipate capital asset additions during fiscal year 2009 of $16.9 million, consisting primarily of clinical and bioanalytical laboratory computer equipment. Of the total additions, $4.2 million is expected to be acquired through capital leases. As of December 31, 2008, we are not contractually committed to any of this amount.
Off Balance Sheet Commitments
In the normal course of business, we enter into contractual commitments to purchase materials and services from suppliers in exchange for favorable pricing arrangements or more beneficial terms. As of December 31, 2008, these non-cancelable purchase obligations were not materially different from those disclosed in the Contractual Obligations table above.
Under our agreement with our joint venture partner in Spain, additional financing required for operations or growth may be sought from the following sources:
(i)	increase share capital to be subscribed by shareholders,

(ii)	borrowing from non-affiliated entities that do not require guarantee from shareholders, or

(iii)	if such borrowing is not available or is not sufficient, loans from shareholders, in the proportion deemed appropriate by them.
Since that business generates sufficient cash flow from operations, we have not had to provide it any working capital during the year ended December 31, 2008 nor do we expect to be required to do so in the immediate future.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning November 15, 2007, and interim periods within those years, except that FASB Staff Position 157-2 delayed the effective date of SFAS 157 until fiscal years beginning after November 18, 2008, for non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Accordingly, effective January 1, 2008, we adopted this limited provision of SFAS 157. We are currently evaluating the impact of SFAS 157 for non-financial assets and liabilities, and do not expect the adoption to have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We adopted SFAS 159 in the interim period beginning January 1, 2008. The adoption did not have a material effect on our consolidated financial position, results of operations or cash flows during the twelve months ended December 31, 2008.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141R, which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We are currently assessing the impact of SFAS 141R on the 2009 financial statements.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” or SFAS 160. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of SFAS 160 will have a material impact on our consolidated financial position, results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161. SFAS 161 requires enhanced disclosures about derivative and hedging activities including (1) how and why an entity uses derivative instruments (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (3) how derivative instruments and related hedged items affect financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008 .We are currently evaluating the impact, if any, of SFAS 161 on our consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position, or FSP, SFAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP SFAS 142-3. FSP SFAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142. More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead requires an entity to consider its own historical experience in renewing similar arrangements. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other accounting literature. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. We do not expect that FSP SFAS 142-3 will have a material impact on our financial position or results of operations.
In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components of the instrument in an effort to value the convertible feature of the debt. The Company’s 2.25% Convertible Senior Notes (the “Notes”) due 2024 are within the scope of FSP APB 14-1; therefore, the Company would be required to record the debt portions of its Notes at their fair value on the date of issuance and amortize the resulting discount into interest expense over the life of the debt, adjusted for put or call features. Although FSP APB 14-1 would have no impact on actual past or future cash flows, the amortization of the discount to interest expense could have a material impact on the Company’s net earnings (loss) and earnings (loss) per share. We are currently evaluating the amount of additional non-cash interest expense that will be recorded when adopted. FSP APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be applied retrospectively to all periods presented. Early adoption is prohibited.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” This FSP applies to public entities that are subject to the disclosure requirements of Statement 140 and public enterprises that are subject to the disclosure requirements of Interpretation 46(R) as amended by this FSP. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. We adopted this FSP related to FIN 46(R)-8 and the adoption did not have a material impact on the financials. SFAS 140 deals with transfers of financial assets and hence, this FSP on SFAS 140-4 will apply only if the event arises. We do not expect this FSP to have a material impact on our financial position or results of operations.
Forward-Looking Statements
Certain statements made in this report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) and are subject to a variety of risks and uncertainties. Additionally, words such as “seek,” “intend,” “believe,” “plan,” “estimate,” “expect,” “anticipate” and other similar expressions are forward-looking statements within the meaning of the Act. Such forward-looking statements include PharmaNet Development Group, Inc.’s decision to enter into the Merger Agreement to be acquired by JLL, the ability of PharmaNet Development Group, Inc. and JLL to complete the transaction contemplated by the Merger Agreement, including the parties’ ability to satisfy the conditions set forth in the Merger Agreement, and the possibility of any termination of the Merger Agreement. The forward-looking statements contained in this report are based on our current expectations, and those made at other times will be based on our expectations when the statements are made. Some or all of the results anticipated by these forward-looking statements may not occur. Factors that could cause or contribute to such differences include, but are not limited to, the expected timetable for completing the proposed transaction, the risk and uncertainty in connection with a strategic alternative process, not having sufficient funds to pay the principal due upon conversion of the outstanding notes or to repurchase our outstanding Notes, which we may be required to do beginning in May 2009, the impact of the current economic environment, the impact of our indebtedness on our financial condition or results of operations and the terms of our outstanding indebtedness limiting our activities, the impact of the investigation by the SEC, our limited insurance coverage in connection with the settled securities class action lawsuit, limited additional coverage for the recently settled derivative actions and associated future legal fees, the potential liability related to the recently filed securities class action lawsuit, the impact of ongoing tax audits, our ability to generate new client contracts and maintain our existing clients’ contracts, our evaluation of our backlog and the potential cancellation of contracts, the possibility we under-price our contracts or overrun cost estimates and the effect on our financial results by failure to receive approval for change orders and by delays in documenting change orders, our ability to implement our business strategy, international economic, political and other risks that could negatively affect our results of operations or financial position, fire trucks, changes in outsourcing trends and regulatory requirements affecting the branded pharmaceutical, biotechnology, generic drug and medical device industries, the reduction of expenditures by branded pharmaceutical, biotechnology, generic drug or medical device companies, actions or inspections by regulatory authorities and the impact on our clients’ decisions to not award future contracts to us or to cancel existing contracts, the impact of healthcare reform, the fact that one or a limited number of clients may account for a large percentage of our revenues, the incurrence of significant taxes to repatriate funds, the fluctuation of our operating results from period to period, our assessment of our goodwill valuation, the impact of foreign currency fluctuations, tax law changes in Canada or in other foreign jurisdictions, investigations by governmental authorities regarding our inter-company transfer pricing policies or changes to their laws in a manner that could increase our effective tax rate or otherwise harm our business, our lack of the resources needed to compete effectively with larger competitors, our ability to continue to develop new assay methods for our analytical applications, or if our current assay methods are incorrect, our ability to compete with other entities offering bioanalytical laboratory services, our potential liability when conducting clinical trials, our handling and disposal of medical wastes, failure to comply with applicable governmental regulations, the loss of services of our key personnel and our ability to attract qualified staff, the continued effectiveness and availability of our information technology infrastructure, losses related to our self-insurance of our employees’ healthcare costs in the United States, our ability to attract suitable investigators and volunteers for our clinical trials, the material weaknesses relating to our internal controls, and risks and uncertainties associated with discontinued operations.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to risks associated with market rates and prices, interest rates and credit in the ordinary course of business. We are also exposed to currency risk due to our foreign operations. Our financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, convertible senior notes and notes payable. As of December 31, 2008, the fair value of these instruments approximated their carrying amounts, except for the convertible senior notes which were at approximately 73% of par value based on the market trading price. We have not entered into any market risk sensitive instruments for trading purposes.
Market Risk
We have invested in marketable securities which we classify as available-for-sale and carry at fair value based on quoted market prices. We are exposed to adverse changes in the market value of such securities while held by us; however, during the years ended December 31, 2006 through December 31, 2008, unrealized holding losses were insignificant. As of December 31, 2008, we did not have any investments in marketable securities; however as of December 31, 2007, we had such investments in the amount of $2.7 million.
Financial instruments that potentially subject us to credit risk consist primarily of trade receivables, cash equivalents and short-term investments. We perform services and extend credit based on an evaluation of the client’s financial condition without requiring collateral. Exposure to losses on receivables varies by client based on the financial condition of each client. We monitor exposure to credit losses and maintain allowances for anticipated losses considered necessary under the circumstances. From time to time, we maintain cash balances with financial institutions in amounts that exceed federally insured limits. To mitigate these risks, we maintain cash and cash equivalents with various financial institutions.
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
Interest Rate Risk
As of December 31, 2008, we had a $45.0 million Credit Facility with a syndicate of banks. The interest rate on the facility is variable and is based on LIBOR and the prime rate. Changes in interest rates, and LIBOR and the prime rate in particular, can affect our cost of funds under this facility; however, we have had no outstanding borrowings under this facility since the third quarter 2007. Further, the Credit Facility has a maturity date of December 22, 2009 provided that, in the event that the aggregate principal amount of the Notes, have not been refinanced on or prior to February 1, 2009, the revolving maturity date shall be February 15, 2009. As of February 1, 2009, the aggregate principal amount of the Notes had not been refinanced; therefore, in accordance with the terms and conditions of the Credit Facility, our $45.0 million dollar Credit Facility terminated as of February 13, 2008. As of February 13, 2009, the principle balance outstanding on the Credit Facility was zero.
Item 8. Financial Statements and Supplementary Data.
Pages F-3 to F-37.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding the required disclosure. In designing and evaluating disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under Rule 13a-15. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of December 31, 2008.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that criteria, we believe that our internal controls over financial reporting were effective as of December 31, 2008.
Our consolidated financial statements as of and for the year ended December 31, 2008, have been audited by Grant Thornton LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Grant Thornton LLP has audited our internal control over financial reporting as of December 31, 2008 and has issued the following attestation report on our internal control over financial reporting based on their audit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
PharmaNet Development Group, Inc.
We have audited PharmaNet Development Group, Inc. (a Delaware corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PharmaNet Development Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, PharmaNet Development Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PharmaNet Development Group, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 23, 2009 expressed an unqualified opinion on those financial statements.
/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 23, 2009

Changes in Internal Control Over Financial Reporting
Other than the remediation steps discussed below, there have been no changes during the three months ended December 31, 2008, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Steps Subsequent to December 31, 2007
Income taxes
We have taken the following measures to address the material weakness related to income taxes disclosed in our Form 10-K for the year December 31, 2007, and to enhance our internal controls over financial reporting. Based on such remediation efforts, we believe that that the previously disclosed material weakness related to income taxes was remediated as of September 30, 2008. Management has:
•	Re-evaluated the design of income tax accounting processes and controls and implemented new and improved processes and controls, including the addition of tax personnel,

•	Increased the level of review and discussion of tax reconciliations and supporting documentation with our outside tax advisor and management, and

•	Formalized a process for documenting decisions made based upon the review of tax packages or any other supporting information provided.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers of the Company
The following table sets forth a list of our current directors and executive officers. All directors serve one-year terms or until each of their successors is duly qualified and elected.

Names	Age	Position(s)
Jeffrey P. McMullen	57	President and Chief Executive Officer, Director
Peter G. Tombros	66	Chairman of the Board, Director
Rolf A. Classon	63	Director
Lewis R. Elias, M.D.	83	Director
Arnold Golieb	74	Director
David M. Olivier	65	Director
Per Wold-Olsen	61	Director
John P. Hamill	45	Executive Vice President and Chief Financial Officer
Mark Di Ianni	58	Executive Vice President and President, Early Stage Development
Thomas J. Newman, M.D.	60	Executive Vice President and President, Late Stage Development
Robin C. Sheldrick	54	Senior Vice President, Human Resources
Jeffrey P. McMullen has been a director of our company since June 2005 and our Chief Executive Officer since December 2005 and our President since March 2006. In 1996, Mr. McMullen co-founded PharmaNet, Inc., which was acquired by the Company in 2005. Prior to becoming President and Chief Executive Officer of PharmaNet, Inc. in 2004, Mr. McMullen held the positions of President and Chief Operating Officer since 2003, Executive Vice President and Chief Operating Officer since 2001 and Senior Vice President, Business Development since 1996. Mr. McMullen has more than 34 years of drug development industry experience including international experience involving Europe, Japan, South America, and Asia. His professional experience includes 13 years with major drug development services companies as vice president of business development and director of clinical research, and nine years at Sterling Drug (now a part of Sanofi-Aventis) in the clinical, regulatory, and drug metabolism areas.
Peter G. Tombros has been a director of our company since October 2006 and the Chairman of our Board of Directors since October 2007. He currently serves as a Professor and Distinguished Executive in Residence at the Eberly College of Science at Pennsylvania State University, a position he has held since October 2005. Formerly, Mr. Tombros served as Chairman and Chief Executive Officer of VivoQuest, Inc. from 2002 to 2005. From 1994 to 2001, Mr. Tombros was President and Chief Executive Officer of Enzon, Inc. Prior to Enzon, Mr. Tombros spent 25 years with Pfizer Inc., serving in various leadership roles, including Executive Vice President, Pfizer Pharmaceuticals; Vice President, Corporate Strategic Planning; Senior Vice President, General Manager, Roerig Division; and Vice President, Marketing, Pfizer Laboratories Division. Mr. Tombros is currently non-executive Chairman of the Board of NPS Pharmaceuticals and a director of Cambrex Corporation and Protalex, Inc. He is also a former Chairman of the New Jersey Technology Council. Mr. Tombros holds a Bachelor of Science and Master of Science from Pennsylvania State University and a Master of Business Administration from the University of Pennsylvania Wharton School of Business.
Rolf A. Classon has been a director of our company since October 2006. He has served as Chairman of the Board of Directors of Hillenbrand Industries, Inc. since March 2006. From May 2005 until March 2006, Mr. Classon served as Interim Chief Executive Officer of Hillenbrand Industries, Inc. Mr. Classon served as Vice Chairman of the Board of Directors of Hillenbrand Industries, Inc. from December 2003 until May 2005 and joined the Board of Directors of Hillenbrand Industries, Inc. in May 2002. From October 2002 until July 2004, Mr. Classon was Chairman of the Executive Committee of Bayer HealthCare AG, a subsidiary of Bayer AG, and served as President of Bayer’s Diagnostic Division since 1995. Mr. Classon is a director of Enzon Pharmaceuticals, Inc., Millipore Corporation and Eurand N.V. Mr. Classon also serves as the Chairman of the Board of Directors of Auxilium Pharmaceuticals, a position he has held since April 2005. Mr. Classon received his Chemical Engineering Certificate from the Gothenburg School of Engineering and a Business Degree from the University of Gothenburg.
Lewis R. Elias, M.D., has been a director of our company since June 2005. He has practiced internal medicine and cardiology in South Florida for nearly 30 years. In 1992, the South Florida Cardiology Group was founded in Dr. Elias’s Bal Harbour, Florida office and has since grown to nearly 20 physicians with five offices in Florida. He served on the Board of Trustees at Barry University for 20 years, the final 12 years as a member of the Executive Committee.

Arnold Golieb has been a director of our company since June 2005 and is a retired partner of KPMG Peat Marwick (now KPMG LLP). During his career with KPMG, Mr. Golieb was the managing partner of their Des Moines, Iowa office and the tax partner in charge of their Los Angeles, California office. During the past six years, Mr. Golieb has served as a financial advisor to a real estate acquisition company which manages more than 30,000 apartment units and as a business advisor and trustee for an investment group. Mr. Golieb is a member of the American Institute of Certified Public Accountants.
David M. Olivier has been a director of our company since November 2006. He formerly served as President of Wyeth International, Inc. (formerly American Home Products Corporation) from August 1988 until May 1997. Mr. Olivier served as President of Wyeth Worldwide Consumer Products from 1997 to 2002 and was a member of the Wyeth Operations Committee from 1982 to 2002. He retired from Wyeth Corporation in May 2002. Mr. Olivier is a Director of DFW Partners.
Per Wold-Olsen has been a director of our company since November 2006. He retired from Merck and Co., Inc. in October 2006. From 1973 to 2006, Mr. Wold-Olsen held various leadership positions with Merck and Co., Inc., most recently serving in the position of president, human health intercontinental and responsible for Europe, Eastern Europe, Middle East/Africa, India, Latin America and Canada regions from September 2005 until September 2006. From January 1997 to September 2005, he served as president, human health Europe, Middle East/Africa and worldwide human health marketing and was a member of the Merck management committee from September 1994 to September 2006. Mr. Wold-Olsen is also Chairman of the Board of Directors of the Lundbeck Company, Vice Chairman of the Board of Directors of Glyconix, Chairman of the Gilead Policy Advisory Board, Chairman of the Board of Directors of GN Store Nord, a member of the BankInvest Biomedical Venture Advisory Board, and a member of the Exiqon A/S Board of Directors.
John P. Hamill, C.P.A., was appointed to Executive Vice President and Chief Financial Officer in August 2006. Prior to his appointment, Mr. Hamill was Senior Vice President and Chief Financial Officer of PharmaNet, Inc., since January 2006. From September 2004 until January 2006, he was Vice President and Chief Financial Officer of PharmaNet. From January 2004 until September 2004, he was Vice President, Finance of PharmaNet. Prior to January 2004, he was Corporate Controller of PharmaNet.
Mark Di Ianni was appointed to Vice President, Strategic Initiatives and President, Early Stage Development in December 2006. He joined the Company in April 2006 as Executive Vice President, Strategic Initiatives. From February 2005 until April 2006, Mr. Di Ianni was a consultant to the Company and other clients. Prior to February 2005, he was Chief Operating Officer of Synarc, Inc., a medical imaging provider to the clinical trial industry.
Thomas J. Newman, M.D., was appointed Executive Vice President in August 2006 and President, Late Stage Development in February 2008. From January 2006 until August 2006, he was Executive Vice President and Chief Operating Officer of PharmaNet, Inc. Prior to January 2006, he was Senior Vice President of Operations of PharmaNet.
Robin C. Sheldrick was appointed to the position of Senior Vice President, Human Resources in January 2007 and has been employed at PharmaNet in positions of increasing responsibility since April 1998. In September 2004, Ms. Sheldrick was promoted to Vice President, Human Resources from Executive Director, Human Resources.
Board of Directors and Corporate Governance Matters
The Board of Directors held thirteen meetings during the Company’s last fiscal year ended December 31, 2008. The Board currently has an Audit Committee, a Compensation Committee, a Corporate Governance and Nominating Committee and a Strategic Alternatives Committee. During the last fiscal year, no current director attended fewer than 75% of the total number of meetings of the Board and the committees of which he or she was a member.
The Company operates within a comprehensive plan of corporate governance for the purpose of defining independence, assigning responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. The Company regularly monitors developments in the area of corporate governance.

Director Independence
The business of PDGI is managed under the direction of the Board of Directors. The Board of Directors has the responsibility for establishing broad corporate policies and for reviewing the overall performance of PDGI; however, it is not involved in the operating details on a day-to-day basis. The Board of Directors is kept advised of our business through regular written communications and discussions with management. The Board of Directors has concluded that of the following Board members, which includes all non-management members, are independent: Rolf A. Classon, Lewis R. Elias, Arnold Golieb, David M. Olivier, Peter G. Tombros and Per Wold-Olsen.
Board of Directors’ Committees
During 2008, we had an Audit Committee, a Compensation Committee, a Nominating Committee and Corporate Governance Committee and a Strategic Alternatives Committee, each consisting of independent directors within the meaning of SEC rules and the rules of the NASDAQ Global Select Stock Market.
Audit Committee
The Audit Committee held seven meetings during the year ended December 31, 2008. The Audit Committee’s primary responsibilities are to:
•	review our accounting policies and issues which may arise in the course of our audit;

•	select and retain our independent registered public accounting firm;

•	approve all audit and non-audit services and review the audit and non-audit fees of our independent registered public accounting firm;

•	review the qualifications and independence of our independent registered public accounting firm; and

•	review the independence and the performance of our internal audit function.
Our Audit Committee is also responsible for certain corporate governance and legal compliance matters. As part of its compliance responsibilities, our Audit Committee must approve all transactions between us and any executive officer or director as required by NASDAQ Global Select Stock Market rules. In addition, our Audit Committee must approve all related party hires and all related party transactions, subject to certain de minimis exceptions.
The Audit Committee is governed by its Audit Committee Charter, which may be found on our website at www.pharmanet.com. The current members of the Audit Committee are Arnold Golieb, chairman, David M. Olivier and Per Wold-Olsen. Our Audit Committee meets in executive session with our independent registered public accounting firm without management present at each Audit Committee meeting in which the independent auditors are present. In addition, Audit Committee chairman meets and has discussions frequently with our Chief Executive Officer and Chief Financial Officer, and often he meets with the independent auditors outside of and in addition to regularly scheduled Audit Committee meetings. Occasionally, he also participates in disclosure decisions prior to the issuance of certain press releases and filings with the SEC.
Our Board of Directors has determined that Mr. Golieb qualifies as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act, and that all of the members of the Audit Committee are independent, as that term is defined by the rules of the SEC and the NASDAQ Global Select Stock Market.
Compensation Committee
The Compensation Committee held seven meetings and executed two consents during the year ended December 31, 2008. Our Compensation Committee was, and remains, active in its efforts to provide incentives to management and our employees in their efforts to address the unique circumstances facing us during 2008 and beyond. The Compensation Committee is governed by its Compensation Committee Charter, which may be found on our website at www.pharmanet.com. The current members of the Compensation Committee are David M. Olivier, chairman, Lewis R. Elias and Arnold Golieb. The general responsibilities of our Compensation Committee include:
•	approve the compensation of our President and Chief Executive Officer and all other executive officers;
•	approve all equity grants under our stock plans; and
•	review and discuss with management the Compensation Discussion and Analysis which is included in our Proxy Statement.

If the Offer and the Merger are consummated, we will no longer be a publicly-traded company and will cease to file proxy statements, at which point we will cease to consider recommendations for directors.
All of the members of the Compensation Committee are independent, as that term is defined by the rules of the SEC and the NASDAQ Global Select Stock Market relating to Compensation Committee members.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee was formed in January 2007. The Nominating and Corporate Governance Committee held two meetings during the year ended December 31, 2008.
The Nominating and Corporate Governance Committee’s duties are governed by its Nominating and Corporate Governance Committee Charter, which may be found on our website at www.pharmanet.com. The Nominating and Corporate Governance Committee members must satisfy the independence requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), the rules adopted by the SEC thereunder and the corporate governance and other listing standards of the NASDAQ Global Select Stock Market as in effect from time to time. The members of the Nominating and Corporate Governance Committee are Peter G. Tombros, chairman, Rolf A. Classon, Lewis R. Elias and David M. Olivier. All of the members of the Nominating and Corporate Governance Committee are independent, as that term is defined by the rules of the SEC and the NASDAQ Global Select Stock Market.
The duties and responsibilities of the Nominating and Corporate Governance Committee include the following:
•	develop and recommend to the Board of Directors a set of corporate governance guidelines applicable to us and from time to time, review and reassess the adequacy of such guidelines;
•	oversee an annual self-evaluation of the Board of Directors to determine whether it and its committees are functioning effectively;
•	oversee the evaluation of senior executives from a corporate governance perspective in conjunction with the Board’s Compensation Committee;
•	identify, review and recommend to the Board of Directors individuals qualified to become members of the Board of Directors; and
•	recommend to the Board of Directors nominating policies and procedures.
The Nominating and Corporate Governance Committee will consider nominations made by stockholders who provide written information to the Committee within the time periods specified in our previously filed Proxy Statement. The Nominating and Corporate Governance Committee will consider candidates proposed by stockholders and will evaluate stockholder proposed candidates using the same criteria as for other candidates. These criteria include, but are not limited to the candidate’s understanding of and experience in our industry, understanding of and experience in accounting oversight and governance, finance and marketing and leadership experience with public companies or other significant organizations. Any stockholders who wish to propose candidates to serve as directors to be considered at the 2009 Annual Meeting of Stockholders should provide written notice to the Nominating and Corporate Governance Committee in care of PharmaNet Development Group, Inc., at 504 Carnegie Center, Princeton, New Jersey 08540 Attention: Investor Relations. If the Offer and the Merger are completed, however, we will no longer be a publicly traded company and we will cease to file proxy statements with the SEC, at which point we will cease to consider recommendations for directors.

Strategic Alternatives Committee
The Strategic Alternative Committee was formed in September 2008. The Strategic Alternatives Committee held fourteen meetings during the year ended December 31, 2008.
The PDGI Board decided to form a Strategic Alternative Committee to review potential strategic alternatives of the Company. The Strategic Alternative Committee consist of Mr. Tombros, Mr. Rolf A. Classon and Mr. Arnold Golieb, each of whom is an independent director within the meaning of the applicable rules of the NASDAQ Global Select Market. Mr. Golieb was selected to act as chairman of the Strategic Alternative Committee. The PDGI Board chose these individuals to be members of the Strategic Alternative Committee because they are independent directors and have experience with strategic alternatives by virtue of their service with other public companies. The PDGI Board reviewed and approved a charter to govern the Committee and its proceedings. The charter authorized the Strategic Alternative Committee to, among other things:
•	engage in and facilitate discussions with any third-party regarding potential strategic alternatives involving the Company;
•	advise and periodically update the PDGI Board, as necessary, regarding any material developments in discussions regarding strategic alternatives involving the Company;
•	periodically meet and discuss with any financial advisors retained to assist the Company regarding potential strategic alternatives; and
•
negotiate and approve on behalf of the Company a transaction or arrangement involving the Notes, which transaction could take the form of a repayment, settlement or prepayment of, or other exchange of cash for, all or a portion of the Notes, an exchange of new securities for all or a portion of the Notes, a modification, amendment or waiver of certain terms of the Notes, any other restructuring of the Notes or a similar transaction or arrangement, and any and all such other terms and conditions as might be necessary to consummate any of the foregoing.

Corporate Governance Guidelines
We recognize corporate governance as a key element to effective performance and the protection of stockholders. As part of our commitment to corporate governance:
•	our Board of Directors appointed Peter G. Tombros as our Chairman of the Board, and he interfaces with our management and legal counsel on a regular basis;
•	we adopted a code of ethics that applies to all our employees and directors;
•	we formed a Corporate Governance Committee in January 2007, which was combined with the Nominating Committee in October 2007 to form the Nominating and Corporate Governance Committee;
•	we formed the Strategic Alternatives Committee in September 2008;
•	we adopted a policy that our independent directors meet in executive sessions at each Board meeting; and
•	we adopted a policy that our Audit Committee must approve all related party hires and related party transactions, subject to certain de minimis exceptions.
Code of Ethics
We have adopted a code of ethics that applies to our directors and all of our employees including our executive officers. Our code of ethics includes a policy regarding insider transactions. This code of ethics is posted on our website at www.pharmanet.com. A copy of our code of ethics will be provided without charge upon request by mail to PharmaNet Development Group, Inc., 504 Carnegie Center Princeton, New Jersey 08540 Attention: Investor Relations. We intend to satisfy the disclosure requirements of amendments to or waivers from a provision of the code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions by posting such information on our website. Our website and the information in or connected to our website are not incorporated into this Information Statement.

Directors’ Attendance at Annual Meetings of Stockholders
It is the policy of the Board of Directors that all directors attend the annual meeting of stockholders except where the failure to attend is due to unavoidable circumstances or conflicts discussed in advance by such director with the Chairman of the Board of Directors. All of the members of the Board of Directors attended the 2008 annual meeting of stockholders.
Communication with the Board of Directors
Our Board of Directors will give appropriate attention to written communications which are submitted by stockholders, and will respond if and as appropriate. The Chairman, with the assistance of our outside counsel, is primarily responsible for monitoring communications from stockholders and for providing copies or summaries to the other directors as he considers appropriate. Under procedures approved by a majority of the independent directors, communications are forwarded to all directors if they relate to important substantive matters and include suggestions or comments that the Chairman considers to be important for the directors to know. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters on which we tend to receive repetitive or duplicative communications.
Stockholders who wish to send communications on any topic to the Board of Directors should address such communications to: Board of Directors, 504 Carnegie Center, Princeton, New Jersey 08540 Attn: Investor Relations.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires officers, directors and any persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Specific due dates for these records have been established, and we are required to report in this proxy statement any known failure in 2008 to file by these dates. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, we believe that all reports required under Section 16(a) were timely filed during the year ended December 31, 2008.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis explains the principles underlying our compensation policies and decisions and the principal elements of compensation paid to our executive officers during 2008. Our Chief Executive Officer, Chief Financial Officer and the other executive officers included in the Summary Compensation Table will be referred to as the “named executive officers” for purposes of this discussion. In general, the compensation principles for our named executive officers are similar to those of all our other executive officers.
Compensation Objectives and Philosophy
The Compensation Committee, also referred to herein as the Committee, is responsible for the following:
•	to discharge the Board of Director’s responsibilities relating to compensation of our directors and named executive officers;
•	to approve and evaluate our director and officer compensation plans, policies and programs;
•	to produce an annual report on executive compensation for inclusion in our Proxy Statement; and
•	to review and discuss with management the Compensation Discussion and Analysis which is included in our Proxy Statement.

As part of this process, the Committee seeks to accomplish the following objectives with respect to our executive compensation programs:
•	to motivate, recruit and retain executives capable of meeting our strategic objectives;
•	to provide incentives to ensure superior executive performance and successful financial results for us; and
•	to align the interests of executives with the long-term interests of our stockholders.
The Committee seeks to achieve these objectives by:
•	establishing a compensation structure that is market competitive, taking into account the value of the position in the marketplace;
•	linking a substantial portion of compensation to our achievement of short-term and long-term financial objectives and the individual’s contribution to the attainment of those objectives;
•	providing risk for underachievement and upward leverage for overachievement of goals; and
•
providing long-term equity-based incentives and encouraging direct share ownership by executives with the intention of providing incentive-based compensation to encourage a long-term focus on company profitability and stockholder value.

It is the Committee’s objective to target each component of compensation listed below to be competitive with comparable positions at peer group companies, and to target the total annual compensation of each named executive officer at the median level for comparable positions at the competitive peer group companies. However, in determining the compensation of each named executive officer, the Committee also considers a number of other factors, including our recent performance and the named executive officer’s individual performance, the importance of the executive’s position and role in relation to execution of our strategic plan, and the cost of living in the geographic area in which the named executive officer’s office is located. There is no pre-established policy for allocation of compensation between cash and non-cash components or between short-term and long-term components. Instead, the Committee determines the mix of compensation for each named executive officer based on its review of the competitive data and its subjective analysis of that individual’s performance and contribution to our financial performance. The Committee sets performance targets and compensation levels after receiving recommendations based on the competitive data.
To assess the competitiveness of pay for each named executive officer, the Committee previously engaged Ernst & Young (“E&Y”), a nationally recognized compensation consulting firm, to provide competitive compensation data and general advice on our compensation programs and policies for executive officers. Management also retained Watson Wyatt to provide general advice on compensation programs and policies. Watson Wyatt subsequently performed a market analysis of the compensation paid by peer companies and provided the Committee with recommended compensation ranges for the named executive officers based on the competitive data. The companies constituting this peer group are set forth below, E&Y reviewed the report as well prior to its submission to the Committee. In addition, the Chief Executive Officer provided recommendations to the Committee with respect to the compensation packages for the other named executive officers. The Committee reviewed the Chief Executive Officer’s recommendations against compensation paid by peer companies.
Overview of Compensation Components and Their Purpose
The Committee seeks to align the named executive officers’ and shareholders’ interests in a pay-for-performance environment. On average, a large portion of an executive officer’s total compensation is at risk, with the amount actually paid tied to achievement of pre-established objectives and individual goals.
Base Salary
In General It is the Committee’s objective to set a competitive rate of annual base salary for each named executive officer. The Committee believes competitive base salaries are necessary to attract and retain top quality executives, since it is common practice for public companies to provide their executive officers with a guaranteed annual component of compensation that is not subject to performance risk. The Committee reviewed and discussed salary ranges for the named executive officers, with minimum to maximum opportunities that cover the normal range of market variability. The actual base salary for each named executive officer is then derived from those salary ranges based on his or her responsibility, tenure, past performance and market comparability. For 2008, each named executive officer’s salary was increased to cover cost of living increases based on the Consumer Price Index as provided for under each named executive officer’s employment agreement, and in certain instances to a greater amount, as a result of, among other things, a change in the named executive officer’s position or performance review.

Changes for 2009 In February 2009, the Committee decided, after discussions with the Chief Executive Officer and Chief Financial Officer, that for 2009, each named executive officer’s salary, other than the Chief Executive Officer, would be increased by four percent (4%) as provided for under each named executive officer’s employment agreement, as set forth in the table below. The Chief Executive Officer’s salary remained the same. The Committee made these decisions because of current macro-economic conditions and the Company’s projected performance for 2008.

Name	Title	2008 Salary	2009 Salary	% Increase
Jeffrey P. McMullen	President and Chief Executive Officer	$743,312	$743,312	—
John P. Hamill	Executive Vice President and Chief Financial Officer	$431,796	$449,068	4%
Mark Di Ianni	Executive Vice President, Strategic Initiatives and
	President, Early Stage Development	$419,125	$435,890	4%
Thomas J. Newman	Executive Vice President and President, Late Stage
	Development	$535,844	$557,278	4%
Robin C. Sheldrick	Senior Vice President, Human Resources	$279,807	$291,000	4%
Annual Short-Term Cash Incentives
In General Effective February 2008, Ms. Boucher-Champagne, as a result of internal restructuring, was no longer deemed an executive officer of the Company pursuant to Section 16 of the Exchange Act, but her title and duties were not modified in any way. Accordingly, the Committee did not consider Ms. Boucher-Champagne when discussing or determining compensation for 2008. As part of their compensation package, our named executive officers have the opportunity to earn annual cash incentive awards. Such cash awards are designed to reward superior executive performance while reinforcing our short-term strategic operating goals. Each year, the Committee establishes a target award for each named executive officer based on either a percentage of base salary or a specific dollar amount. Annual bonus targets as a percentage of salary increase with executive rank so that for the named executive officers, a greater proportion of their total cash compensation is contingent upon annual performance, as compared to other officers of the Company.
2007 Performance Measures and Payouts The target bonus awards for the named executive officers paid in March 2008 had a potential payout of between 36% and 75% of base salary. The target bonus awards for the Chief Executive Officer was potentially up to 150% of his base salary. Such target bonus awards were payable based on the Committee’s review of both the Company’s performance and individual performance during the 2007 year. The target bonus of the Chief Executive Officer was to be comprised of 60% of company financial performance (such bonus was solely based on a comparison of budgeted and actual GAAP EBIT) and 40% individual performance. For all other named executive officers, the target bonus was to be comprised of 70% of company financial performance goals (with such bonuses solely based on a comparison of budgeted and actual GAAP earnings before interest and taxes (“EBIT”) and 30% of individual performance goals. The criteria for determining the individual performance measures were based on the recommendation of the Chief Executive Officer and approval by the Committee, which included increased responsibilities and change in roles within the organization. In March 2008, the Committee, on the basis of its assessment of our financial results for 2007 and the individual performance of each named executive officer for that year, awarded annual bonuses at 85% of target for the Chief Executive Officer and between 98% to 126% of target for the other named executive officers. In determining such awards, the Committee considered certain performance goals for the respective executive officers. Mr. McMullen’s individual performance was established based on his ability to manage the organization and the prior historical issues effectively. Mr. Hamill’s individual performance bonus was awarded given the accomplishment of key internal financial infrastructure improvements and his ability to manage the Company’s prior historical issues. Mr. Di Ianni’s individual performance bonus was awarded as a result of certain strategic initiatives and managing the early stage business. Dr. Newman’s individual performance bonus was awarded based on his increasing role in the organization and managing the late stage business. Dr. Newman assumed the role of President, Late Stage Development during February 2008.

2008 Performance Measures and Payouts Target bonus awards anticipated to be paid in March 2009, which were approved in March 2008 with respect to fiscal 2008, had a targeted payout of 36% of base salary with a maximum payout of 75% for the named executive officers. The target bonus award for the Chief Executive Officer was up to 150% of his base salary. The target bonus awards were to be payable based on the Committee’s review of both the Company’s performance and individual performance during the 2008 year. In February 2009, on the basis of the assessment of financial results for 2008 and the individual performance of each named executive officer for that year, the Committee determined that no annual bonuses were to be awarded to any of the named executive officers.
2009 Plan As of the date of this filing, and given the proposed Merger, the Compensation Committee has not met to establish a 2009 Plan and consequently the Company does not have a 2009 Plan in place. However, if the Merger is not consummated, the Compensation Committee will meet to set in place a 2009 Plan.
Long-Term Incentive Equity Awards
In General A portion of each named executive officer’s compensation is provided in the form of long-term incentive equity awards. It is the Committee’s belief that properly structured equity awards are an effective method of aligning the long-term interests of our named executive officers with those of our stockholders. Named executive officers as well as non-executive officers are eligible to receive long-term incentive awards.
Equity awards are granted in the form of stock options and Restricted Stock Units. The Committee will follow a grant practice of tying equity awards to its annual year-end review of individual performance, its assessment of our performance and our financial results. Accordingly, it is expected that any equity awards to the named executive officers will be made on an annual basis promptly after the release of our financial results. During 2008, Watson Wyatt was engaged by management to conduct a review of the executive compensation program, with particular emphasis on long-term incentive strategies. The Committee, after consultation with its compensation consultant, has established long-term incentive grant guidelines for eligible named executive officers each year based on competitive annual grant data provided by management’s compensation consultant.
It is the Committee’s belief that Restricted Stock Units are essential to the retention of the named executive officers, crucial to our long-term financial successes and will help to advance the share ownership guidelines, which have been established by the Committee for the executive officers. The Restricted Stock Units have vesting schedules which provide a meaningful incentive for the named executive officer to remain in our service. These equity awards also serve as an important vehicle to achieve the Committee’s objective of aligning management and stockholder interests. Equity awards in the form of Restricted Stock Units promote all of these objectives in a manner which is less dilutive to stockholders than traditional option grants and provide a more direct correlation between the compensation costs that we must record for financial reporting purposes and the value delivered to the named executive officers.
2008 Awards Equity grants to our named executive officers were granted in the form of stock options and Restricted Stock Units. Each type of award entitles the recipient to receive one share of our common stock upon vesting or upon a designated date or event following such vesting.
On March 4, 2008, the Compensation Committee, after consultation with our compensation consultant and management, determined the value of awards to be granted to the Company’s executive officers and granted long-term incentive equity awards to our executive officers. One-third of such value was allocated to be granted in the form of options, one-third in performance based Restricted Stock Units and one-third in time-vested Restricted Stock Units. The number of shares underlying the options was calculated using the Black-Scholes value for such options on March 4, 2008, which was equal to $14.77 per share. The number of shares underlying the Restricted Stock Units was calculated using the closing price of our common stock on March 4, 2008, equal to $29.47 per share. Such equity awards were granted pursuant to the 1999 Stock Option Plan. The Committee believes that these equity awards are competitive with our peer group, improve employee retention and align the goals of management with those of stockholders.

2008 Awards On March 4, 2008, the Committee granted the following annual long-term incentive equity awards to our executive officers.

		Long-Term Incentive Distribution (number of units)
				Performance-Based	Time-Vested
		Long-Term		Restricted	Restricted
		Incentive	Options	Stock Units	Stock Units
Name	Title	Value	(Stock-settled)	(Stock-settled)	(Stock-settled)
Jeffrey P. McMullen	President and Chief Executive Officer	$740,000	16,696	8,370	8,370
John P. Hamill	Executive Vice President and Chief Financial Officer	$361,840	4,840	2,426	7,426	(1)
Mark Di Ianni	Executive Vice President, Strategic Initiatives and President, Early Stage Development	$208,000	4,963	2,353	2,353
Thomas J. Newman	Executive Vice President and President, Late Stage Development	$561,460	6,019	3,017	13,017	(2)
Robin C. Sheldrick	Senior Vice President, Human Resources	$129,200	1,253	628	3,128	(3)

(1)	Mr. Hamill received additional time-vested Restricted Stock Units in connection with his past performance and contributions to the Company.

(2)	Dr. Newman received additional time-vested Restricted Stock Units in connection with his promotion to serve as President, Late Stage Development.

(3)	Ms. Sheldrick received additional time-vested Restricted Stock Units in connection with her appointment as an executive officer.
Such equity awards were granted pursuant to the 1999 Stock Option Plan. The number of shares underlying the options was calculated using the Black-Scholes formula for such options equal to $14.77 per share. The number of shares underlying the Restricted Stock Units was calculated using the closing price of our common stock on March 4, 2008, equal to $29.47 per share.
•
Except as set forth in the footnote above, the value of the amounts awarded consisted of one-third stock options, one-third performance-based Restricted Stock Units and one-third time-vested Restricted Stock Units.

•	The options expire in seven years and vest in one-third increments on each anniversary date of the grant.
•	The performance-based Restricted Stock Units vest upon the achievement of certain performance milestones if the Company meets or exceeds certain cumulative earnings targets for 2008, 2009 and 2010.
•	The time-vested Restricted Stock Units vest in one-fifth increments on each anniversary date of the grant.
Executive Benefits and Perquisites
In General The named executive officers also are provided with certain market-competitive benefits and perquisites. It is the Committee’s belief that such benefits are necessary for us to remain competitive and to attract and retain top caliber executive officers, since such benefits are typically provided by companies in the drug development services industry and by other companies with which we compete for executive talent.
Retirement Benefits The named executive officers participate in the 401(k) plan, but they do not have any additional retirement benefits.
Other Benefits and Perquisites All administrative employees, including the named executive officers, are eligible to receive standard health, disability, life and travel insurance, and professional development benefits. However, the named executive officers do not pay any premiums toward health insurance. In addition, from time to time, we make tickets to cultural and sporting events available to the named executive officers for business purposes. If not utilized for business purposes, they are made available to the named executive officers and other employees for personal use.

Furthermore, we provide certain of our executive officers with a stipend to use towards perquisites selected by the named executive officers, which can be used for any purpose, but generally used for auto allowances, medical expenses and financial planning purposes, in the following amounts:

		Amount of
		Total Perquisites		Amount of
Name	Title	(2008)		Tax Gross-Up(1)	Total
Jeffrey P. McMullen	President and Chief Executive Officer	$32,500	(2)	$24,411	$56,911
John P. Hamill	Executive Vice President and Chief Financial Officer	$25,000	(3)	$16,043	$41,043
Mark Di Ianni	Executive Vice President, Strategic Initiatives and President, Early Stage Development	$12,000	(4)	$—	$12,000
Thomas J. Newman	Executive Vice President and President, Late Stage Development	$12,000	(4)	$—	$12,000
Robin C. Sheldrick	Senior Vice President Human Resources	$12,000	(4)	$—	$12,000

(1)	The Committee also agreed to pay income taxes associated with such perquisites for Messrs. McMullen and Hamill.

(2)	Mr. McMullen’s employment agreement awards him perquisites up to the amount of $32,500.

(3)	Mr. Hamill’s employment agreement awards him perquisites up to the amount of $25,000.

(4)	The executive’s employment agreement provides for a $12,000 car allowance.
Executive Severance Plan
Executive Severance Certain of the amended and restated employment agreements of our named executive officers contain severance provisions as set forth in the following table.

		Number of Months		Number of Months
		of Severance for		of Severance for
		Termination Upon		Termination
Name	Title	Change in Control		Without Cause
Jeffrey P. McMullen	President and Chief Executive Officer	N/A	(1)	36
John P. Hamill	Executive Vice President and Chief Financial Officer	24		24
Mark Di Ianni	Executive Vice President, Strategic Initiatives and President, Early Stage Development	N/A	(1)	24
Thomas J. Newman	Executive Vice President and President, Late Stage Development	N/A	(1)	24
Robin C. Sheldrick	Senior Vice President, Human Resources	N/A	(1)	24

(1)
Mr. McMullen, Mr. Di Ianni, Dr. Newman and Ms. Sheldrick do not automatically receive severance in the event of a change in control, unless he/she is terminated without cause in connection with a change in control.

We provided certain of our named executive officers with severance benefits in the event their employment terminates under certain defined circumstances. With the exception of our Chief Executive Officer, whose term of severance is 36 months, the term of severance is for a 24-month period if their employment is terminated by us without cause or they resign for good reason, as defined in their respective employment agreements. However, in the event Mr. Hamill resigns for any reason during the 6 month period following a change in control, as defined in his employment agreement, Mr. Hamill shall receive 24 months of severance. The principal features of the employment agreements of the named executives are summarized below in the section entitled “Executive Employment Agreements, Termination and Change of Control Arrangements.”

It is the Committee’s understanding that the severance benefits provided under the employment agreements are representative of the severance benefits payable to long-tenured executive officers in the drug development services industry. The severance awarded to our named executive officers has been designed to provide a level of financial security to the named executive officers which will assure their continued attention and commitment to our strategic business objectives, even in change in control situations, where applicable, where their continued employment may be at risk. It is the Committee’s belief such financial protection for our Chief Executive Officer and Chief Financial Officer is necessary in connection with a change in control transaction in order to eliminate any potential financial conflicts such named executive officers may have while evaluating the merits of a potential transaction.
For 2008, the Committee and the Company used the following companies as a basis for comparison of its various compensation levels:

•	Bioscrip, Inc.	•	Cambrex Corporation	•	Charles River Laboratories, Inc.

•	Covance, Inc.	•	Dendrite International, Inc	•	IDEXX Laboratories, Inc.

•	Kendle International, Inc.	•	Ligand Pharmaceuticals, Inc.	•	MDS, Inc.

•	Millipore Corp	•	PAREXEL International Corporation	•	Pharmaceutical Product Development, Inc.

•	PRA International	•	ThermoFisher Scientific	•	Varian, Inc.

•	Valeant Pharmaceuticals International	•	Ventiv Health, Inc.	•	Watson Pharmaceuticals
The Committee also periodically reviews the appropriateness of this peer group, based on changes in the Company’s size and revenues over time. In general, although the Committee recognizes the value in utilizing peer group and industry survey data to ensure that our compensation program is competitive and in assessing its reasonableness, the Committee believes that the ultimate compensation decisions must be primarily based on the unique circumstances of the Company and the talents, merits and responsibilities of the individuals.
Share Retention Policy
On December 3, 2007, the Compensation Committee and Nominating and Corporate Governance Committee jointly approved a share retention policy. The policy establishes ownership guidelines which provide that each non-employee director and named executive officer shall own and retain shares of our common stock with a market value equal to:
•	three times the annual base salary for the Chief Executive Officer;

•	one and a half times his or her annual base salary for each other named executive officer; and

•	three times their respective annual retainer received by each non-employee director.
The value of the common stock and number of shares required were established based on the stock price at the time of adoption of these guidelines. The named executive officers have five years to meet such guidelines, and all of his or her equity, other than stock options and performance based awards, will be included in the ownership guidelines. Until the named executive officer or non-employee director has met the salary or retainer multiple requirement, 75% of all vesting awards after taxes must be retained in shares.
Accounting and Tax Consideration
Pursuant to Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), we are required to expense all share-based payments, including grants of stock options, stock appreciation rights, restricted stock, Restricted Stock Units and all other stock-based awards under the 2008 Plan. Accordingly, stock options and stock appreciation rights which are granted to our employees and non-employee Board members and payable in shares of our common stock will be valued at fair value as of the grant date under an appropriate valuation formula, and that value will then be charged as a direct compensation expense against our reported earnings over the designated vesting period of the award. For shares issuable upon the vesting of Restricted Stock Units awarded under the 2008 Plan, we are required to amortize over the vesting period a compensation cost equal to the fair market value of the underlying shares on the date of the award. If any other shares are unvested at the time of their direct issuance, then the fair market value of those shares at that time will be charged to our reported earnings ratably over the vesting period. Such accounting treatment for Restricted Stock Units and direct stock issuances will be applicable whether vesting is tied to service periods or performance goals. The issuance of a fully-vested stock bonus will result in an immediate charge to our earnings equal to the fair market value of the bonus shares on the issuance date.

For performance units awarded under the 2008 Plan and payable in stock, we will be required to amortize, over the applicable performance period and any subsequent service vesting period, a compensation cost equal to the fair market value of the underlying shares on the date of the award. For performance units awarded under the 2008 Plan and payable in cash, we will amortize the potential cash expense over the applicable performance period and any subsequent service vesting period. Dividends or dividend equivalents paid on the portion of an award that vests will be charged against our retained earnings. If the award holder is not required to return the dividends or dividend equivalents if they forfeit their awards, dividends or dividend equivalents paid on instruments that do not vest will be recognized by us as additional compensation cost.
IRC Section 162(m) Compliance
As a result of Section 162(m) of the Internal Revenue Code, publicly-traded companies such as us are not allowed a federal income tax deduction for compensation paid to the Chief Executive Officer and the four other highest paid executive officers to the extent that such compensation exceeds $1.0 million per officer in any one year and does not otherwise qualify as performance-based compensation. Currently, our stock option compensation packages are structured so that compensation deemed paid to an executive officer in connection with the exercise of a stock option should qualify as performance-based compensation that is not subject to the $1.0 million limitation. However, other awards, like Restricted Stock Units, made under that Plan may or may not so qualify. In establishing the cash and equity incentive compensation programs for the executive officers, it is the Committee’s view that the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason the Committee may deem it appropriate to continue to provide one or more executive officers with the opportunity to earn incentive compensation, including cash bonus programs tied to our financial performance and Restricted Stock Units, which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. It is the Committee’s belief that cash and equity incentive compensation must be maintained at the requisite level to attract and retain the executive officers essential to our financial success, even if part of that compensation may not be deductible by reason of the Section 162(m) limitation. For 2007, a portion of the total amount of compensation paid by us to certain named executive officers (whether in the form of cash payments or upon the vesting of equity awards) was not deductible and is affected by the Section 162(m) limitation. The 2008 Incentive Compensation Plan has been designed with the intent to qualify the compensation deemed paid to our executive officers under cash bonuses, RSUs and other equity awarded under that plan as performance-based compensation that would not be subject to the $1.0 million limitation.

Summary Compensation Table
The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2008, 2007 and 2006, awarded to, earned by or paid to our Chief Executive Officer, our Chief Financial Officer, and each of our three other most highly compensated executive officers whose compensation for 2008 was in excess of $100,000 and who were serving as executive officers at the end of 2008. Also included in the table is an additional individual for whose compensation for 2008 was in excess of $100,000; however this individual was not serving as an executive officer at the end of 2008. There are no other executive officers who would otherwise have been included in such table on the basis of total compensation for 2008 have been excluded by reason of their termination of employment or change in executive status during the year.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and Principal Position	Year	Salary(1)	Bonus(2)	Awards(3)	Awards	Compensation	Compensation(4)	Total
Jeffrey P. McMullen	2008	$741,932	—	$719,174	$145,738	—	$77,860	$1,684,704
President and Chief Executive	2007	$695,000	$886,125	$553,731	$32,175	—	$74,001	$2,241,032
Officer	2006	$663,531	$975,000	$494,475	—	—	$72,098	$2,205,104
John P. Hamill	2008	$430,631	—	$304,093	$41,530	—	$50,708	$826,962
Executive Vice President and	2007	$390,000	$175,587	$259,970	$9,028	—	$50,830	$885,415
Chief Financial Officer	2006	$320,294	$210,047	$182,981	—	—	$46,879	$760,201
Mark Di Ianni	2008	$417,823	—	$122,203	$41,481	—	$25,427	$606,934
Executive Vice President and	2007	$400,000	$140,046	$108,997	$9,259	—	$25,223	$683,525
President, Early Stage	2006	$275,400	$98,925	$121,900	—	—	$19,734	$515,959
Development
Thomas J. Newman	2008	$534,867	—	$305,053	$52,148	—	$36,034	$928,102
Executive Vice President and	2007	$494,000	$172,985	$231,809	$11,436	—	$26,367	$936,597
President, Late Stage	2006	$475,000	$214,965	$182,000	—	—	$26,081	$898,046
Development
Robin C. Sheldrick	2008	$278,937	—	$124,653	$10,964	—	$23,264	$437,818
Senior Vice President, Human	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Resources	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Johane Boucher-Champagne	2008	$389,391	$26,089	$157,179	$14,708	—	$16,197	$603,564
Executive Vice President, Early	2007	$377,754	$30,502	$127,867	$3,240	—	$30,939	$570,302
Clinical Development(5)(6)	2006	$291,425	$100,197	$121,900	—	—	$19,241	$532,763

(1)	The amounts in this column represent actual salary paid in 2008, 2007 and 2006.

(2)	The amounts in this column were earned in 2007 and 2006 and paid in early 2008 and 2007, respectively.

(3)
The amounts in this column are the compensation costs as defined by SFAS 123R and recognized for financial statement purposes for the respective fiscal year. See the Company’s notes to its consolidated financial statements for a description of assumptions used in calculating the expense recognized.

(4)
The following table sets forth by category and amount all compensation included in the “All Other Compensation” column. Perquisites primarily include automobile allowances, financial planning costs and healthcare costs not otherwise covered by insurance. We incur expenses and reimburse employees for technology devices and services to ensure that our employees, including our executive officers, are readily accessible to us and our customers at all times in and out of the office as necessary. We do not view these costs as perquisites for executive officers as they are essential to the efficient performance of their duties and are comparable to the benefits provided to a broad-based group of our employees.

							Grossed-up
				Tax	Matching	Life Insurance	Value of a
Name	Year	Perquisites		Gross Ups	Contributions	Premiums	Watch	Other	Total
Mr. McMullen	2008	$32,500	(a)	$24,411	$11,275	$9,674	—	—	$77,860
	2007	$32,500	(a)	$23,684	$10,250	$7,567	—	—	$74,001
	2006	$32,500	(a)	$22,565	$10,000	$5,267	$1,766	—	$72,098
Mr. Hamill	2008	$25,000		$16,043	$8,525	$1,140	—	—	$50,708
	2007	$25,000		$15,966	$7,750	$2,114	—	—	$50,830
	2006	$22,050		$14,250	$7,561	$1,209	$1,809	—	$46,879
Mr. Di Ianni	2008	$12,000		—	$8,525	$4,902	—	—	$25,427
	2007	$12,000		—	$10,000	$3,223	—	—	$25,223
	2006	$8,769		—	$10,000	$965	—	—	$19,734
Dr. Newman	2008	$12,000		—	$11,275	$12,759	—	—	$36,034
	2007	$12,000		—	$10,250	$4,117	—	—	$26,367
	2006	$12,000		—	$10,000	$2,300	$1,781	—	$26,081
Ms. Sheldrick	2008	$12,000		—	$9,108	$2,156	—	—	$23,264
	2007	N/A		N/A	N/A	N/A	N/A	N/A	N/A
	2006	N/A		N/A	N/A	N/A	N/A	N/A	N/A
Ms. Boucher-Champagne	2008	$10,805		—	$5,392	—	—	—	$16,197
	2007	$15,420		—	$15,519	—	—	—	$30,939
	2006	$7,362		—	$11,879	—	—	—	$19,241

(a)
Pursuant to Mr. McMullen’s employment agreement he is entitled to receive $32,500 in perquisites. Mr. McMullen has generally used these perquisites for auto allowances, medical expenses and financial planning costs.

(5)	Compensation which was paid or received in Canadian dollars has been converted to U.S. dollars based upon the annual exchange rate between the Canadian dollar and the U.S. dollar.

(6)
Effective February 2008, Ms. Boucher-Champagne, as a result of internal restructuring, was no longer deemed an executive officer of the Company pursuant to Section 16 of the Exchange Act, but her title and duties were not modified in any way.

Grants of Plan-Based Awards
The following table sets forth information about stock and option awards and equity incentive plan awards granted to our named executive officers during the year ended December 31, 2008.

								All Other			Grant
								Stock	All Other		Date Fair
								Awards:	Option	Exercise	Value of
								Number	Awards:	or Base	Stock
		Estimated Future Payouts			Estimated Future Payouts			of Shares	Number of	Price of	and
		Under Non-Equity Incentive			Under Equity Incentive			of Stock	Securities	Option	Option
	Grant	Plan Awards			Plan Awards			or Units	Underlying	Awards	Awards
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	(#)	Options (#)	(per share)	(2)
Jeffrey P. McMullen	3/4/2008	—	—	—	—	—	—	8,370	16,696	$29.47	$493,336
	3/4/2008	—	—	—	—	—	—	8,370	(1)	—	$246,664
John P. Hamill	3/4/2008	—	—	—	—	—	—	7,426	4,840	$29.47	$290,356
	3/4/2008	—	—	—	—	—	—	2,426	(1)		$71,494
Mark Di Ianni	3/4/2008	—	—	—	—	—	—	2,353	4,693	$29.47	$138,657
	3/4/2008	—	—	—	—	—	—	2,353	(1)	—	$69,343
Thomas J. Newman	3/4/2008	—	—	—	—	—	—	13,017	6,019	$29.47	$472,549
	3/4/2008	—	—	—	—	—	—	3,017	(1)		$88,911
Robin C. Sheldrick	3/4/2008	—	—	—	—	—	—	3,128	1,253	$29.47	$110,693
	3/4/2008	—	—	—	—	—	—	628	(1)	—	$18,507
Johane Boucher-Champagne(3)	3/4/2008							847	1,689	$29.47	$49,939
	3/4/2008							847	(1)		$24,961

(1)	The performance-based Restricted Stock Units vest upon the achievement of certain performance milestones if the Company meets or exceeds certain cumulative earnings targets for 2007, 2008 and 2009.

(2)	Grant date fair value is calculated based upon the number of shares multiplied by the grant date closing price and the number of options multiplied by the Black-Scholes value of $14.77 per share.

(3)
Effective February 2008, Ms. Boucher-Champagne, as a result of internal restructuring, was no longer deemed an executive officer of the Company pursuant to Section 16 of the Exchange Act, but her title and duties were not modified in any way.

Outstanding Equity Awards at Year-End
The following table sets forth information about the equity awards held by our named executive officers as of December 31, 2008.

	Option Awards							Stock Awards
												Equity
					Equity					Equity		Incentive
					Incentive					Incentive		Plan Awards:
					Plan					Plan Awards:		Market or
					Awards:			Number	Market	Number of		Payout Value
	Number of		Number of		Number of			of	Value of	Unearned		of Unearned
	Securities		Securities		Securities			Shares or	Shares or	Shares, Units		Shares, Units
	Underlying		Underlying		Underlying			Units of	Units of	or Other		or Other
	Unexercised		Unexercised		Unexercised			Stock That	Stock That	Rights That		Rights That
	Options		Options		Unearned	Option	Option	Have Not	Have Not	Have Not		Have Not
	(#)		(#)		Options	Exercise	Expiration	Vested	Vested	Vested		Vested
Name	Exercisable		Unexercisable		(#)	Price	Date	(#)	(1)	(#)		(1)
Jeffrey P. McMullen(6)	103,800	(2)	—		—	$40.39	12/22/2009	—	—	—		—
	24,593	(2)	—		—	$38.00	5/17/2010	—	—	—		—
	5,385	(2)	10,770	(3)	—	$26.91	8/3/2014	6,888	$6,268	8,609	(4)	$7,834
	—		16,696	(3)	—	$29.47	3/4/2015	8,370	$7,617	8,370	(4)	$7,617
John P. Hamill(6)	895	(2)	—		—	$40.39	12/22/2009	—	—	—		—
	3,571	(2)	—		—	$13.86	12/19/2010	—	—	—		—
	—		—		—	—	—	3,500	$3,185	—		—
	1,511	(2)	3,022	(3)	—	$26.91	8/3/2014	1,932	$1,758	2,415	(4)	$2,198
			4,840	(3)	—	$29.47	3/4/2015	7,426	$6,758	2,426	(4)	$2,208
Mark Di Ianni	1,550	(2)	3,099	(3)	—	$26.91	8/3/2014	1,982	$1,804	2,477	(4)	$2,254
	—		4,693	(3)	—	$29.47	3/4/2015	2,353	$2,141	2,353	(4)	$2,141
Thomas J. Newman	14,305	(2)	—		—	$40.39	12/22/2009	—	—	—		—
	3,571	(2)	—		—	$13.86	12/19/2010	1,667	$1,517	—		—
	10,000	(2)	—		—	$15.82	12/22/2010	—	—	—		—
	1,914	(2)	3,828	(3)	—	$26.91	8/3/2014	2,448	$2,228	3,060	(4)	$2,785
	—		6,019	(3)	—	$29.47	3/4/2015	13,017	$11,845	3,017	(4)	$2,745
Robin C. Sheldrick	2,626	(2)	—		—	$40.39	12/22/2009	—	—	—		—
	3,571	(2)	—		—	$13.86	12/19/2010	—	—	—		—
	406	(2)	812	(3)	—	$26.91	8/3/2014	520	$473	649	(4)	$591
	—		1,253	(3)	—	$29.47	3/4/2015	3,128	$2,846	628	(4)	$571
Johane Boucher-Champagne(5)	30,000	(2)	—		—	$15.93	3/13/2012	—	—	—		—
	7,500	(2)	—		—	$13.86	12/19/2010	—	—	—		—
	543	(2)	1,084		—	$26.91	8/3/2014	694	$632	867	(4)	$789
			1,689	(3)	—	$29.47	3/4/2015	847	$771	847	(4)	$771

(1)	The amounts in this column are calculated by multiplying the number of shares in the previous column by the closing price on December 31, 2008, of $0.91.

(2)	Such options are fully vested.

(3)	Such options vest in 1/3 increments on each anniversary from the date of grant.

(4)	Such amounts consist of performance-based Restricted Stock Units which vest if the Company meets or exceeds certain cumulative earnings targets for 2007, 2008 and 2009.

(5)
Effective February 2008, Ms. Boucher-Champagne, as a result of internal restructuring, was no longer deemed an executive officer of the Company pursuant to Section 16 of the Exchange Act, but her title and duties were not modified in any way.

(6)
Such amounts do not include 60,000 Restricted Stock Units for Mr. McMullen and 25,000 Restricted Stock Units for Mr. Hamill which were to vest only if PDGI met or exceeded the non-GAAP earnings per share target for 2008. These Restricted Stock Units were deemed canceled as of February 25, 2009.

Option Exercises and Stock Vested
The table below sets forth information about option exercise and stock award vesting activity for our named executive officers during the year ended December 31, 2008.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on Exercise	Value Realized	Acquired on Vesting	Value Realized on
Name	(#)	on Exercise	(#)	Vesting(1)
Jeffrey P. McMullen	—	—	22,541	$214,444
John P. Hamill	—	—	14,149	$125,426
Mark Di Ianni	—	—	5,495	$53,436
Thomas J. Newman	—	—	12,277	$111,819
Robin C. Sheldrick	—	—	5,129	$44,759
Johane Boucher-Champagne(2)	—	—	5,173	$45,802

(1)	The amounts in this column were calculated by multiplying the number of shares by the closing price on the date of vesting.

(2)
Effective February 2008, Ms. Boucher-Champagne, as a result of internal restructuring, was no longer deemed an executive officer of the Company pursuant to Section 16 of the Exchange Act, but her title and duties were not modified in any way.

Executive Employment Agreements
We have entered into employment agreements with each of our named executive officers. All such agreements are referred to herein as the “Employment Agreements.” Each of these Employment Agreements is substantially similar, and the material terms of the agreements are described below. All of the agreements are for a three-year term from the original date of the agreement, and one of them automatically renews for successive one-year terms unless the party gives notice.
Under each Employment Agreement, the named executive officer is entitled to a base salary with annual increases thereto. For Mr. McMullen, the Chief Executive Officer, the increase is the greater of 4%, an amount determined by the Compensation Committee. For Mr. Hamill, Mr. Di Ianni, Dr. Newman and Ms. Sheldrick, the increase is the greater of 4%, an amount approved by the Compensation Committee or the Consumer Price Index.
Each named executive officer is eligible for incentive compensation, annual and/or long-term, according to the terms of his or her agreement. Each executive officer is also eligible to participate in any plan relating to stock options, pension, 401(k), medical, disability or life insurance or other employee benefit plan that we have adopted, or may from time to time adopt, for the benefit of our executive officers and for employees generally, except that executive officers may not participate in the Employee Stock Purchase Plan. Each of the executive officers is also entitled to such customary fringe benefits and vacation leave as are consistent with our normal practices and established policies. For each named executive, any severance benefits are governed by the officer’s Employment Agreement. Each Employment Agreement contains a covenant not to compete during the term of the agreement and for a 24-month period following termination of employment.
Effective February 1, 2008, Ms. Boucher-Champagne was no longer deemed an executive officer of the Company pursuant to Section 16 of the Exchange Act. Further, on February 1, 2008, due to an internal reorganization of reporting responsibilities, Robin C. Sheldrick, Senior Vice President, Human Resources became an executive officer pursuant to Section 16 of the Exchange Act.
On December 12, 2008, the Compensation Committee approved a three year extension to the terms of the Employment Agreement of Jeffrey P. McMullen. The agreement was executed by both PDGI and Mr. McMullen and is dated as of December 16, 2008, and was effective as of December 31, 2008.
On December 31, 2008, we entered into amended and restated Employment Agreements with each of our named executive officers. With the exception of the agreement entered into by and between the Company and Mr. McMullen, such agreements were entered into so as to comply with Internal Revenue Code section 409A.
We have clawback provisions in our option agreements which cancel existing options and require forfeiture of profits where the employee has been terminated for cause or violates non-compete or confidentiality provisions of employment or other agreements following resignation or termination. In addition, new employment agreements authorize the Compensation Committee, in the event it learns that an executive or the Company is subject to any investigation involving possible violations of the United States securities laws, to cause the Company to withhold all payments which the Committee believes may be considered to be subject to the provisions of Section 1103 of the Sarbanes-Oxley Act of 2002.

2008 Potential Payments upon Termination or Change of Control
The following table sets forth information about the potential incremental payments to our named executive officers in the event of their termination or termination in connection with a change in control as of December 31, 2008.

	Jeffrey P.	John P.	Mark	Thomas J.	Robin C.	Johane Boucher-
	McMullen(4)	Hamill(5)	Di Ianni(5)	Newman(5)	Sheldrick(5)	Champagne(5)(6)
	$	$	$	$	$	$
Without Cause:
Cash severance(1)	2,229,936	863,592	838,250	1,071,688	559,614	389,391
Equity(2):
Unvested Restricted Stock Units	29,336	38,856	8,340	21,120	4,482	2,962
Unvested stock options	—	—	—	—	—	—
Insurance benefits(3)	—	47,311	49,569	36,593	28,861	—

Total	2,259,272	949,759	896,159	1,129,401	592,957	392,353

Change in Control:
Cash severance(1)	—	863,592	—	—	—	—
Equity(2):
Unvested Restricted Stock Units	29,336	38,856	8,340	21,120	4,482	2,962
Unvested stock options	—	—	—	—	—	—
Insurance benefits(3)	—	47,311	—	—	—	—

Total	29,336	949,759	8,340	21,120	4,482	2,962

(1)	A multiple of current base salary in the amounts of three times for Mr. McMullen, two times for Mr. Hamill, Mr. Di Ianni, Dr. Newman and Ms. Sheldrick and one time for Ms. Boucher-Champagne.

(2)
All values reflected in the table assume a termination date of December 31, 2008, and, where applicable, the closing price of our common stock on that day of $0.91. All amounts reflect the incremental value to each of the named officers in the event of a termination and do not include the value of any equity vested and earned equity prior to December 31, 2008. The equity value for the unvested options reflects the intrinsic value (market price less exercise price) of such options.

(3)	Represents coverage for 24 months.

(4)
If Mr. McMullen is a “disqualified individual” (as defined in Section 280G(c) of the Internal Revenue Code of 1986, also referred to as the “Code”) and the benefits provided for in his employment agreement, together with any other payments and benefits which he has the right to receive, would constitute a “parachute payment” (as defined in Section 280G(b)(2) of the Code), then the benefits provided under his employment agreement (beginning with any benefit to be paid in cash hereunder) shall be reduced (but not below zero) so that the present value of such total amounts and benefits received by him will be $1.00 less than three times his “base amount” (as defined in Section 280G of the Code) and so that no portion of such amounts and benefits received by him shall be subject to the excise tax imposed by Section 4999 of the Code. Accordingly, it is possible that the amount of severance benefits may be reduced.

(5)
In the event that any payments or benefits to which the executive becomes entitled to in accordance with the provisions of his employment agreement (or any other agreement with us or one of our affiliates) would otherwise constitute a parachute payment under Code Section 280G(b)(2), then such payments or benefits will be subject to reduction to the extent necessary to assure that the executive receives only the greater of or either (i) the amount of those payments which would not constitute such a parachute payment or (ii) the amount which yields the executive the greatest after-tax amount of benefits after taking into account any excise tax imposed under Code Section 4999 on the payments or benefits provided the executive under his employment agreement (or on any other payments or benefits to which the executive may become entitled in connection with any change in control or ownership of the Company or the subsequent termination of his employment).

(6)
Effective February 2008, Ms. Boucher-Champagne, as a result of internal restructuring, was no longer deemed an executive officer of the Company pursuant to Section 16 of the Exchange Act, but her title and duties were not modified in any way.

Compensation of Directors
The following table sets forth the compensation paid to non-employee directors during the year ended December 31, 2008. A director who is our employee does not receive any additional compensation for services as a director.

	Fees Earned or
Name	Paid in Cash	Stock Awards(1)		Total
Peter G. Tombros	$97,000	$173,077		$270,077
Rolf A. Classon	$41,000	$136,218	(2)	$177,218
Lewis R. Elias, M.D.	$48,000	$115,385		$163,385
Arnold Golieb	$69,333	$115,385	(2)	$184,718
David M. Olivier	$64,458	$115,385		$179,843
Per Wold-Olsen	$48,000	$115,385		$163,385

(1)
Represents the expense recognized in accordance with SFAS 123R for Restricted Stock Units granted in 2007 and 2008. As of 12/31/2008 there are 24,875 Restricted Stock Units unvested and outstanding. See the Company’s notes to its consolidated financial statements for a description of assumptions used in calculating the expense recognized.

(2)	Mr. Classon and Mr. Golieb have elected to defer receipt of the shares underlying their respective Restricted Stock Units for tax planning purposes.
Compensation for Services as a Non-Employee Director
Compensation for non-employee directors is established by the Compensation Committee based on analysis performed by the Committee’s outside compensation consultant. On March 23, 2006, the current compensation plan for non-employee directors was approved. Each director who is not an employee is compensated for services as a director by an annual retainer of $30,000 and a meeting fee of $1,000 for each board and committee meeting attended in person or by telephone. In addition, equity grants of Restricted Stock Units are issued to each director upon election at each annual meeting. Each Restricted Stock Unit which vests entitles the director to receive one share of common stock upon vesting. The grants, valued at $125,000 based on the price of our common stock on the date of grant, vest over the length of the elected service term of one year, one half on December 31 and one half at the earlier of the next annual meeting or June 30 provided the individual is still a member of the Board of Directors on such dates.
The Chairman of the Board is also compensated for such service by an additional annual retainer of $60,000 and Restricted Stock Units, as the Chairman elects, valued at $62,500, based upon our stock price on the date of grant, upon his election at each annual meeting.
The chairmen of our committees received the following annual retainers in addition to the foregoing amounts for their service as chairmen of the respective committees:
•	Audit Committee—$15,000.
•	Compensation Committee—$7,500.
•	Nominating and Corporate Governance Committee—$5,000.
•	Strategic Alternatives Committee—$5,000.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is or has been an officer or employee of our company or any of our subsidiaries. No member of the Compensation Committee had any relationships with us or any other entity that requires disclosure under the proxy rules and regulations promulgated by the SEC. In addition, none of our executive officers served on the compensation committee or board of any company that employed any member of our Board of Directors.

Report of the Compensation Committee
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on this review and these discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.
This report is submitted on behalf of the Compensation Committee.
David M. Olivier, Chairman
Lewis R. Elias
Arnold Golieb

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the number of shares of our voting stock beneficially owned as of March 16, 2009 by each person known by us to be the beneficial owner of at least 5% of our common stock, each of our current directors, each of our current named executive officers and all of our current executive officers and directors as a group.
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
The number of Shares beneficially owned by each stockholder is determined under rules issued by the Securities and Exchange Commission. Under these rules, beneficial ownership includes any Shares as to which the individual or entity has sole or shared voting power or investment power and includes any Shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 16, 2009 through the exercise of any warrant, stock option or other right. Each of the stockholders listed has sole voting and investment power with respect to the Shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Number of Shares	Percentage of Shares
Name and Address of Beneficial Owner(1)	Beneficially Owned	Beneficially Owned(1)
Jeffrey P. McMullen (2)	143,651	*
Peter G. Tombros (3)	21,377	*
Rolf A. Classon (4)	16,502	*
Lewis R. Elias (5)	20,424	*
Arnold Golieb (6)	26,771	*
David M. Olivier (7)	14,998	*
Per Wold-Olsen (8)	19,998	*
John P. Hamill (9)	45,396	*
Mark Di Ianni (10)	19,315	*
Thomas J. Newman (11)	54,463	*
Robin C. Sheldrick (12)	16,612	*
Glazer Capital Inc (13)	991,840	5.0%
Invesco Ltd (14)	1,660,687	8.3%
Pzena Investment Management Group, LLC (15)	1,632,886	8.1%
All officers and directors as a group	399,507	2.0%

*	Less than one percent.

(1)
Except where indicated, each of the persons listed above has the address c/o PharmaNet Development Group, Inc., 504 Carnegie Center, Princeton, New Jersey 08540. Also, please note that this table assumes that the Offer and Merger are consummated, that the options are out of the money and that the Restricted Stock Units are accelerated.

(2)	This amount represents 126,672 shares of common stock and 16,979 unvested Restricted Stock Units.

(3)	Includes 15,637 shares of common stock and 5,740 shares of unvested Restricted Stock Units.

(4)
Mr. Classon has elected to defer receipt of the 12,675 shares underling his Restricted Stock Units for tax planning purposes. Additionally Mr. Classon has 3,827 shares of unvested Restricted Stock Units, which will also be deferred.

(5)	Includes 16,597 shares of common stock and 3,827 shares of unvested Restricted Stock Units.

(6)
Includes 17,139 shares of common stock and 5,805 Restricted Stock Units, which Mr. Golieb has elected to defer the receipt of for tax planning purposes. Additionally Mr. Golieb has 3,827 shares of unvested Restricted Stock Units, which will also be deferred. Also includes 800 shares held by the Brody Children Irrevocable Trust of which Mr. Golieb is the trustee.

(7)	Includes 11,171 shares of common stock and 3,827 shares of unvested Restricted Stock Units.

(8)	Includes 16,171 shares of common stock and 3,827 shares of unvested Restricted Stock Units.

(9)
This amount represents 39,963 shares of common stock, 592 shares of common stock which were purchased pursuant to the Employee Stock Purchase Plan prior to Mr. Hamill’s employment as an executive officer and 4,841 unvested Restricted Stock Units.

(10)	This amount represents 14,485 shares of common stock and 4,830 unvested Restricted Stock Units.

(11)	This amount represents 48,386 shares of common stock and 6,077 shares of unvested Restricted Stock Units.

(12)	This amount represents 15,335 shares of common stock and 1,277 unvested Restricted Stock Units.

(13)	Based on information from a Schedule 13G/A filed with the SEC on March 13, 2009. Their address is 237 Park Ave, Suite 900 New York, New York 10022.

(14)	Based on information from a Schedule 13G/A filed with the SEC on February 12, 2009. Their address is 1555 Peachtree Street NE, Atlanta, Georgia 30309.

(15)	Based on information from a Schedule 13G/A filed with the SEC on February 17, 2009. Their address is 120 West 45th Street, 20th Floor New York, New York 10036.
On March 19, 2009, the Tender Offer expired and any shares validly tendered and not withdrawn through such date have been accepted for payment by JLL.
Equity Compensation Plans
The following table sets forth information about common stock that may be issued under our equity compensation plans as of December 31, 2008.

	Number of
	Securities to be
	Issued upon	Weighted Average
	Exercise of	Price of	Number of
	Outstanding	Outstanding	Securities
	Options,	Options,	Remaining
	Warrants and	Warrants and	Available for
Plan Category	Rights	Rights	Future Issuance
1999 Stock Option Plan approved by security holders(1)	1,016,213	$21.91	—
2004 Employee Stock Purchase Plan approved by security holders	700,000	$—	—
2008 Incentive Compensation Plan approved by security holders	34,767	$1.87	679,207
Stock Option Agreements not approved by security holders	14,388	$20.05	—

(1)
Shares may be issued upon the exercise of options or stock appreciation rights through direct stock issuances or pursuant to restricted stock awards or Restricted Stock Units that vest upon the attainment of prescribed performance milestones or the completion of designated service periods.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Refer to Item 10 of this report.
Item 14.  Principal Accountant Fees and Services.
Fees Paid to Grant Thornton LLP
The following table sets forth the fees paid or accrued by us for audit and other services provided by Grant Thornton LLP for the years ended December 31, 2008 and 2007.

	2008	2007
Audit Fees	$2,631,923	$2,244,416
Audit-Related Fees	69,822	71,708
Tax Fees	90,198	232,535
All Other Fees	—	—

Total	$2,791,943	$2,548,659

The Audit Committee has adopted policies and procedures that require the pre-approval by the Audit Committee of all fees paid to and services performed by our independent registered public accounting firm and other auditing firms. As part of the process, the Audit Committee approves the proposed services along with the range of corresponding fees to be provided by our independent registered public accounting firm. If any proposed service would exceed the pre-approved cost levels, the proposed service requires specific pre-approval. In addition, specific pre-approval is required for any proposed services that may arise during the year that are outside the scope of the initial services pre-approved by the Audit Committee.
Report of the Audit Committee
The Audit Committee oversees PDGI’s financial reporting process on behalf of the Board of Directors. The Audit Committee consists of three members of the Board of Directors who meet the independence and experience requirements of the NASDAQ Stock Market.
On February 26, 2007, we adopted an Amended and Restated Audit Committee Charter. Under our Charter, the Audit Committee is appointed to assist the Board of Directors in monitoring the following:
•	the integrity of PDGI’s financial statements;
•	the qualifications and independence of our independent registered public accounting firm;
•	the performance of our internal audit function and our independent registered public accounting firm; and
•	our compliance with legal and regulatory requirements.
The Audit Committee retains our independent registered public accounting firm and approves in advance all permissible non-audit services performed by them and other auditing firms. Although management has the primary responsibility for the financial statements and the reporting process, including the systems of internal control, the Audit Committee consults with management and our independent registered public accounting firm regarding the preparation of financial statements, the adoption and disclosure of our critical accounting estimates and generally oversees the relationship of the independent registered public accounting firm with PDGI.

The Audit Committee has:
•	fulfilled its oversight responsibilities by reviewing and discussing with management the audited financial statements in the annual report on Form 10-K;
•
met privately with Grant Thornton LLP and discussed matters required to be discussed by Statement on Auditing Standards No. 61 with Grant Thornton LLP, who is responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, relating to its judgments as to the quality, not just the acceptability, of our accounting principles, and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards;

•
discussed with Grant Thornton LLP its independence from management and PDGI. The Audit Committee has received the written disclosures and the letter from Grant Thornton LLP, which is required by Independence Standards Board Standard No. 1, and considered whether the provision of non-audit services was consistent with maintaining Grant Thornton LLP’s independence; and

•
recommended to the Board of Directors, in reliance on the reviews and discussions with management and Grant Thornton LLP, that the audited financial statements for the year ended December 31, 2008, be included in the Annual Report on Form 10-K for filing with the SEC.

This report is submitted on behalf of the Audit Committee.
Arnold Golieb, Chairman
David M. Olivier
Per Wold-Olsen

PART IV
Item 15.  Exhibits and Financial Statement Schedules.

Exhibit
Number		Description
2.1
Agreement and Plan of Merger, dated February 3, 2009, among JLL PharmaNet Holdings, LLC, PDGI Acquisition Corp. and PharmaNet Development Group, Inc. filed as an exhibit to the Company’s Form 8-K which was filed on February 3, 2009.

3.1		Certificate of Incorporation filed as an exhibit to the Company’s Form SB-2 which was filed on August 17, 1999.
3.2		First Amendment to Certificate of Incorporation filed as an exhibit to the Company’s Form SB-2 which was filed on August 17, 1999.
3.3		Certificate of Correction to Certificate of Incorporation filed as an exhibit to the Company’s Form SB-2 filed on October 5, 2000.
3.4		Second Amendment to Certificate of Incorporation filed as an exhibit to the Company’s Form 10-K which was filed on March 22, 2007.
3.5		Certificate of Correction to Second Amendment to Certificate of Incorporation filed as an exhibit to the Company’s Form 10-Q which was filed on August 4, 2004.
3.6		Certificate of Designation for Series A Junior Participating Preferred Stock filed as an exhibit to the Company’s Form 8-A which was filed on December 28, 2005.
3.7		Third Amendment to Certificate of Incorporation filed as an exhibit to the Company’s Form 10-K which was filed on March 22, 2007.
3.8		Second Amended and Restated Bylaws filed as an exhibit to the Company’s Form 10-Q which was filed on November 9, 2007.
4.1		Form of Common Stock Certificate filed as an exhibit to the Company’s Form 10-K which was filed on March 22, 2007.
4.2		Indenture relating to 2.25% Convertible Senior Notes due 2024 filed as an exhibit to the Company’s Form S-3 which was filed on November 2, 2004.
4.3		Form of 2.25% Convertible Senior Notes due 2024 filed as an exhibit to the Company’s Form S-3 which was filed on November 2, 2004.
4.4		Registration Rights Agreement relating to 2.25% Convertible Senior Notes due 2024 filed as an exhibit to the Company’s Form S-3 which was filed on November 2, 2004.
10.1	*	Jeffrey P. McMullen Employment Agreement, as amended and restated filed as an exhibit to the Company’s Form 8-K which was filed on February 11, 2009.
10.2	*	David Natan Employment Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 22, 2007.
10.3	*	Lisa Krinsky Severance Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 31, 2006.
10.4	*	Arnold Hantman Severance Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 31, 2006.
10.5	*	Marc LeBel Employment Agreement filed as an exhibit to the Company’s Form 10-KSB which was filed on April 1, 2002.
10.6	*	Marc LeBel Amendment to Employment Agreement filed as an exhibit to the Company’s Form 10-Q which was filed on August 9, 2005.
10.7	*	Arnold Hantman Employment Agreement filed as an exhibit to the Company’s Form 10-Q which was filed on August 9, 2005.
10.8	*	Lisa Krinsky, M.D. Employment Agreement filed as an exhibit to the Company’s Form 10-Q which was filed on August 9, 2005.
10.9		Amended and Restated Credit Agreement filed as an exhibit to the Company’s Form 10-Q which was filed on August 9, 2005.
10.10		First Amendment to the Amended and Restated Credit Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 31, 2006.
10.11		Second Amendment to the Amended and Restated Credit Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 31, 2006.
10.12		Amended and Restated Security Agreement filed as an exhibit to the Company’s Form 10-Q which was filed on August 9, 2005.
10.13		Shareholder Rights Agreement filed as an exhibit to the Company’s Form 8-A which was filed on December 28, 2005.

Exhibit
Number		Description
10.14	*	2004 Acquisition Stock Option Plan filed as an exhibit to the Company’s Form 8-K which was filed on December 27, 2004.
10.15	*	Form of Stock Option Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 8, 2005.
10.16	*	Amended and Restated Stock Option Agreement (Jeffrey P. McMullen) filed as an exhibit to the Company’s Form 10-K which was filed on March 8, 2005.
10.17	*	Arnold Golieb Restricted Stock Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 31, 2006.
10.18	*	Jack Levine Restricted Stock Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 31, 2006.
10.19		New Drug Services Amended Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 31, 2006.
10.20	*	Confidential Separation Agreement and General Release by and between the Company and Gregory B. Holmes filed as an exhibit to the Company’s Form 10-Q which was filed on August 14, 2006.
10.21		Third Waiver and Third Amendment to the Amended and Restated Credit Agreement filed as an exhibit to the Company’s Form 10-Q which was filed on August 14, 2006.
10.22		Fourth Waiver to the Amended and Restated Credit Agreement filed as an exhibit to the Company’s Form 10-Q which was filed on August 14, 2006.
10.23	*	Thomas J. Newman, MD Employment Agreement, as amended and restated filed as an exhibit to the Company’s Form 8-K which was filed on February 11, 2009.
10.24		Fifth Waiver to the Amended and Restated Credit Agreement filed as an exhibit to the Company’s Form 10-Q which was filed on November 9, 2006.
10.25	(1)	Fourth Amendment to the Amended and Restated Credit Agreement filed as an exhibit to the Company’s Form 10-Q which was filed on November 9, 2006.
10.26
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

10.30	*	Mark Di Ianni Employment Agreement, as amended and restated filed as an exhibit to the Company’s Form 8-K which was filed on February 11, 2009.
10.31		Form of Director Indemnification Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 22, 2007.
10.32		Form of Executive Officer Indemnification Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 22, 2007.
10.33	*	Form of Director Restricted Stock Unit Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 22, 2007.
10.34	*	Form of Employee Restricted Stock Unit Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 22, 2007.
10.35	*	John P. Hamill Employment Agreement, as amended and restated filed as an exhibit to the Company’s Form 8-K which was filed on February 11, 2009.
10.36		Transaction Release and Discharge by and between Marc LeBel and Anapharm, Inc. filed as an exhibit to the Company’s Form 8-K which was filed on March 30, 2007.
10.37		Fifth Amendment to the Amended and Restated Credit Agreement filed as an exhibit to the Company’s Form 10-Q which was filed on August 9, 2007.
10.38		Severance Agreement and General Release by and between the Company and David Natan filed as an exhibit to the Company’s Form 10-K which was filed on March 31, 2008.
10.39		Robin Sheldrick Employment Agreement, as amended and restated filed as an exhibit to the Company’s Form 8-K which was filed on February 11, 2009.
10.40	*	Amended and Restated 1999 Stock Plan filed as an exhibit to the Company’s Form 10-K which was filed on March 31, 2008.
10.41		Code of Ethics filed as an exhibit to the Company’s Form 10-K which was filed on March 31, 2008.
10.42		Form of Equity Agreements (August 2007) filed as an exhibit to the Company’s Form 10-K which was filed on March 31, 2008.
10.43	*	2004 Employee Stock Purchase Plan, as amended and restated, filed as an exhibit to the Company’s Form 10-Q which was filed on August 6, 2008.

Exhibit
Number		Description
10.44	*	2008 International Employee Stock Purchase Plan filed as an exhibit to the Company’s Form 10-Q which was filed on August 6, 2008.
10.45	*	2008 Incentive Compensation Plan filed as an exhibit to the Company’s Form 10-Q which was filed on August 6, 2008.
10.46		Sixth Amendment to the Amended and Restated Credit Agreement filed as an exhibit to the Company’s Form 10-K which was filed on March 31, 2008.
10.47	(1)	Seventh Amendment to the Amended and Restated Credit Agreement filed as an exhibit to the Company’s Form 10-Q which was filed on August 6, 2008.
10.48
Amendment No. 1 to Rights Agreement, dated as of February 3, 2009, between PharmaNet Development Group, Inc. and American Stock Transfer & Trust Company (as successor-in-interest to Wachovia Bank, N.A.), as rights agent filed as an exhibit to the Company’s Form 8-K which was filed on February 3, 2009.

21		Subsidiaries of PharmaNet Development Group, Inc. (filed herewith).
23.1		Consent of Grant Thornton LLP dated March 23, 2009 (filed herewith).
31.1		Certification of Chief Executive Officer (Section 302) (filed herewith).
31.2		Certification of Chief Financial Officer (Section 302) (filed herewith).
32.1		Certification of Chief Executive Officer (Section 1350) (furnished herewith).
32.2		Certification of Chief Financial Officer (Section 1350) (furnished herewith).

*	Compensation plan and arrangements for current and former executive officers and directors.

(1)	Portions of the exhibit have been omitted and have been filed separately pursuant to a confidential treatment request that was granted by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PharmaNet Development Group, Inc.
By:	/s/ Jeffrey P. McMullen
Jeffrey P. McMullen
President and Chief Executive Officer
Date: March 23, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter G. Tombros Peter G. Tombros	Chairman of the Board of Directors	March 23, 2009

/s/ Jeffrey P. McMullen Jeffrey P. McMullen	President and Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2009

/s/ John P. Hamill John P. Hamill	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2009

/s/ Rolf A. Classon Rolf A. Classon	Director	March 23, 2009

/s/ Lewis R. Elias, MD Lewis R. Elias, MD	Director	March 23, 2009

/s/ Arnold Golieb Arnold Golieb	Director	March 23, 2009

/s/ David M. Olivier David M. Olivier	Director	March 23, 2009

/s/ Per Wold-Olsen Per Wold-Olsen	Director	March 23, 2009

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Board of Directors
PharmaNet Development Group, Inc.
We have audited the accompanying consolidated balance sheets of PharmaNet Development Group, Inc. (formerly SFBC International, Inc.) (a Delaware corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing on Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PharmaNet Development Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note A to the consolidated financial statements, the Company has adopted Financial Accounting Stands Board (FASB) No. 157, Fair Value Measurements, in 2008. Additionally, as discussed in Note A to the consolidated financial statements, the Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 in 2007.
Also, as discussed in Note F to the consolidated financial statements, at December 31, 2008, current liabilities include the 2.25% convertible senior notes payable amounting to $143.8 million (the Notes). On February 3, 2009, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with a private equity group. The Merger Agreement includes an equity commitment of up to $250.0 million from investors in the funds managed by the private equity group. The $250.0 million equity commitment is intended to purchase the outstanding common stock of the Company and repay the convertible senior notes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 23, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 23, 2009

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
	(In thousands, except per
	share data)
ASSETS
Current assets
Cash and cash equivalents	$63,812	$77,548
Investment in marketable securities	—	2,650
Accounts receivable, net	125,357	132,550
Income taxes receivable	4,391	1,855
Deferred income taxes	201	298
Prepaid expenses	9,537	6,589
Other current assets	6,687	5,274
Assets from discontinued operations	—	5,199

Total current assets	209,985	231,963
Property and equipment, net	56,338	67,506
Goodwill	29,960	266,973
Other intangible assets, net	12,277	26,442
Deferred income taxes	11,080	14,111
Other assets, net	4,906	7,840

Total assets	$324,546	$614,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,070	$13,843
Accrued liabilities	33,013	47,978
Client advances, current portion	60,551	79,312
Income taxes payable	2,656	—
Capital lease obligations and notes payable, current portion	2,589	3,562
2.25% Convertible senior notes payable, current portion	143,750	—
Deferred income taxes	28	31
Other current liabilities	—	154
Liabilities from discontinued operations	—	1,770

Total current liabilities	251,657	146,650
Client advances	5,966	2,602
Deferred income taxes	4,842	8,518
Capital lease obligations and notes payable	2,868	5,634
2.25% Convertible senior notes payable	—	143,750
Other non-current liabilities	17,246	15,590
Minority interest in joint venture	1,580	2,722
Commitments and contingencies (Note G)
Temporary equity:
Sale of unregistered common stock, subject to rescission	1,092	2,058
Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 40,000 shares authorized, 19,585 shares and 19,017 shares issued and outstanding in 2008 and 2007, respectively	20	19
Additional paid-in capital	259,019	244,017
Retained earnings (accumulated deficit)	(228,477)	22,616
Accumulated other comprehensive income	8,733	20,659

Total stockholders’ equity	39,295	287,311

Total liabilities and stockholders’ equity	$324,546	$614,835

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(In thousands, except per share data)
Net revenue:
Direct revenue	$357,746	$362,471	$302,385
Reimbursed out-of-pocket expenses	93,707	107,786	104,571

Total net revenue	451,453	470,257	406,956

Costs and expenses:
Direct costs	231,488	216,173	182,679
Reimbursable out-of-pocket expenses	93,707	107,786	104,571
Selling, general and administrative expenses	121,884	114,411	98,827
Impairment of goodwill and indefinite-lived assets	248,503	—	7,873
Provision for settlement of litigation	—	10,400	—

Total costs and expenses	695,582	448,770	393,950

(Loss) earnings from continuing operations	(244,129)	21,487	13,006

Other income (expense):
Interest income	1,494	2,128	1,636
Interest expense	(6,069)	(6,332)	(8,115)
Foreign currency exchange transaction loss, net	(848)	(2,138)	(3,342)
Other income	277	178	—

Total other expense, net	(5,146)	(6,164)	(9,821)

(Loss) earnings from continuing operations before income taxes	(249,275)	15,323	3,185
Income tax expense (benefit)	90	2,340	(3,558)

(Loss) earnings from continuing operations before minority interest in joint venture	(249,365)	12,983	6,743
Minority interest in joint venture	1,728	905	691

Net (loss) earnings from continuing operations	(251,093)	12,078	6,052
Earnings (loss) from discontinued operations, net of tax	—	838	(42,077)

Net (loss) earnings	$(251,093)	$12,916	$(36,025)

Basic (loss) earnings per share:
Continuing operations	$(12.96)	$0.64	$0.33
Discontinued operations	$—	$0.05	$(2.31)

Net (loss) earnings	$(12.96)	$0.69	$(1.98)

Diluted (loss) earnings per share:
Continuing operations	$(12.96)	$0.63	$0.33
Discontinued operations	$—	$0.05	$(2.28)

Net (loss) earnings	$(12.96)	$0.68	$(1.95)

Weighted average common shares outstanding:
Basic	19,380	18,790	18,221

Diluted	19,380	19,048	18,447

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(251,093)	$12,916	$(36,025)
(Earnings) loss from discontinued operations	—	(838)	42,077
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	17,461	15,477	14,415
Amortization of deferred debt issuance costs	1,732	1,578	2,827
Impairment of goodwill and indefinite-lived assets	248,503	—	7,873
Provision for settlement of litigation	—	10,400	—
Loss on disposal of property and equipment	401	381	160
Minority interest	(1,115)	905	691
Provision for doubtful accounts	1,977	587	2,279
Non cash compensation — reduction of note receivable	—	—	200
Share-based compensation expense	6,095	5,119	4,275
Changes in assets and liabilities:
Accounts receivable	3,358	(15,927)	(20,020)
Income taxes receivable	(1,676)	(1,141)	6,688
Prepaid expenses and other current assets	(6,148)	(1,085)	2,777
Deferred income taxes	(3,477)	(2,453)	(8,717)
Other assets	338	(749)	(734)
Accounts payable	(7,783)	(3,555)	3,240
Accrued liabilities	(9,627)	9,986	8,802
Client advances	(15,279)	9,812	(597)
Income taxes payable	2,628	—	—
Other current liabilities	(154)	154	—
Other non-current liabilities	3,498	2,963	—

Total adjustments	240,732	32,452	24,159

Net cash (used in) provided by operating activities — continuing operations	(10,361)	44,530	30,211
Net cash (used in) provided by operating activities — discontinued operations	—	(792)	1,737

Net cash (used in) provided by operating activities	(10,361)	43,738	31,948

Cash flows from investing activities:
Purchase of property and equipment	(6,775)	(15,014)	(13,529)
Purchase of property and equipment related to sale-leaseback transaction	—	—	(7,272)
Proceeds from the disposal of property and equipment	3	28	13
Purchase of intangible assets	(105)	—	—
Additional purchase price consideration paid relating to acquisitions	—	—	(2,000)
Net change in investment in marketable securities	2,650	7,378	(257)

Net cash used in investing activities — continuing operations	(4,227)	(7,608)	(23,045)
Net cash provided by investing activities — discontinued operations	—	1,182	233

Net cash used in investing activities	(4,227)	(6,426)	(22,812)

Cash flows from financing activities:
Borrowings on line of credit	—	10,000	8,000
Payments on line of credit	—	(19,400)	(15,600)
Payments on capital lease obligations and notes payable	(2,621)	(4,063)	(2,712)
Proceeds from sale-leaseback transaction	—	—	9,800
Debt issuance costs attributable to financing instruments	—	—	(421)
Net proceeds from stock issued under option plans, ESPP and restricted stock awards	2,849	2,358	5,238
Proceeds from sale of unregistered common stock, subject to rescission	1,092	2,058	—

Net cash provided by (used in) financing activities	1,320	(9,047)	4,305

Net effect of exchange rate changes on cash and cash equivalents	(468)	3,952	1,222

Net (decrease) increase in cash and cash equivalents	(13,736)	32,217	14,663
Cash and cash equivalents at beginning of year	77,548	45,331	30,668

Cash and cash equivalents at end of year	$63,812	$77,548	$45,331

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
	(In thousands)
Supplemental disclosures:
Interest paid	$4,732	$4,662	$5,300
Income taxes paid	$3,886	$8,842	$4,165
Income taxes recovered	$936	$954	$9,478
Supplemental disclosures of non-cash investing and finance activities:
Fair market value of restricted stock units granted as long-term incentive compensation	$6,776	$4,354	$9,326
Capital lease obligations incurred	$437	$5,858	$1,467
Settlement of class action litigation through issuance of common stock	$4,000	$—	$—
Common stock issued in connection with acquisition of a business or additional consideration	$—	$—	$500
Note receivable relieved in lieu of bonus payment	$—	$—	$200
The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

				Retained		Accumulated	Common
			Additional	Earnings		Other	Stock
	Common Stock		Paid-In	(Accumulated	Deferred	Comprehensive	Held in
	Shares	Par Value	Capital	Deficit)	Compensation	Income (Loss)	Treasury	Total
	(In thousands)
Balances — December 31, 2005	18,493	18	242,352	48,661	(531)	4,224	(12,444)	282,280
Cumulative effect adjustments under SAB No. 108	—	—	(2,851)	—	—	2,701	—	(150)

Balances at January 1, 2006, as adjusted	18,493	18	239,501	48,661	(531)	6,925	(12,444)	282,130
Comprehensive income (loss):
Net loss	—	—	—	(36,025)	—	—	—	(36,025)
Foreign currency translation	—	—	—	—	—	1,959	—	1,959

Total comprehensive loss								(34,066)

Issuance of common stock with exercise of stock options	322	1	3,663	—	—	—	—	3,664
Issuance of common stock to ESPP	176	—	2,332	—	—	—	—	2,332
Issuance of common stock as additional purchase consideration for earn out	34	—	500	—	—	—	—	500
Issuance of common stock related to vesting of restricted stock units	170	—	—	—	—	—	—	—
Repurchase and retirement of common stock related to vesting of restricted stock units	(43)	—	(757)	—	—	—	—	(757)
Share-based compensation expense recognized on restricted stock and restricted stock units	—	—	3,168	—	—	—	—	3,168
Share-based compensation expense recognized with adoption of SFAS 123R	—	—	1,108	—	—	—	—	1,108
Adjustment required with adoption of SFAS 123R	—	—	(531)	—	531	—	—	—
Retirement of common stock held in treasury	(606)	—	(12,444)	—	—	—	12,444	—

Balances — December 31, 2006	18,546	19	236,540	12,636	—	8,884	—	258,079
Cumulative effect adjustments under FIN 48	—	—	—	(2,936)	—	—	—	(2,936)

Balances at January 1, 2007, as adjusted	18,546	19	236,540	9,700	—	8,884	—	255,143
Comprehensive income (loss):
Net earnings	—	—	—	12,916	—	—	—	12,916
Foreign currency translation	—	—	—	—	—	11,775	—	11,775

Total comprehensive income								24,691

Issuance of common stock with exercise of stock options and vesting of restricted stock units	376	—	3,734	—	—	—	—	3,734
Repurchase and retirement of common stock related to vesting of restricted stock units	(39)	—	(1,376)	—	—	—	—	(1,376)
Issuance of common stock to ESPP, subject to rescission	134	—	—	—	—	—	—	—
Share-based compensation expense recognized on restricted stock and restricted stock units	—	—	4,262	—	—	—	—	4,262
Share-based compensation expense recognized on ESPP and stock options	—	—	857	—	—	—	—	857

Balances — December 31, 2007	19,017	$19	$244,017	$22,616	$—	$20,659	$—	$287,311
Comprehensive income (loss):
Net loss	—	—	—	(251,093)	—	—	—	(251,093)
Foreign currency translation	—	—	—	—	—	(11,547)	—	(11,547)
Minimum pension liability adjustment	—	—	—	—	—	(379)	—	(379)

Total comprehensive loss								(263,019)

Issuance of common stock with exercise of stock options and vesting of restricted stock units	351	1	2,198	—	—	—	—	2,199
Issuance of common stock to ESPP	126	—	1,129	—	—	—	—	1,129
Reclassification from temporary equity due to expiration of ESPP rescission rights	—	—	2,058	—	—	—	—	2,058
Repurchase and retirement of common stock related to vesting of restricted stock units	(45)	—	(478)	—	—	—	—	(478)
Issuance of common stock related to settlement of securities class action litigation	136	—	4,000	—	—	—	—	4,000
Share-based compensation expense recognized on restricted stock units	—	—	4,561	—	—	—	—	4,561
Share-based compensation expense recognized on ESPP and stock options	—	—	1,534	—	—	—	—	1,534

Balances — December 31, 2008	19,585	$20	$259,019	$(228,477)	$—	$8,733	$—	$39,295

The accompanying notes are an integral part of these consolidated financial statements.

PHARMANET DEVELOPMENT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
PharmaNet Development Group, Inc. (“PDGI” or the “Company”), is a leading drug development services company, with clients in the branded pharmaceutical, biotechnology, generic drug and medical device industries. The Company provides a broad range of early and late stage clinical trial and bioanalytical laboratory services, including early clinical pharmacology, data management and biostatistics, medical and scientific affairs, regulatory affairs and clinical information technology and consulting services. The Company has offices and facilities located in North America, Europe, South America, Asia, Africa and Australia.
Principles of Consolidation
The consolidated financial statements include the accounts of wholly owned subsidiaries and a 49%-owned joint venture in Spain which the Company controls. All significant intercompany balances and transactions have been eliminated in consolidation. For information on discontinued operations, see Note K to the consolidated financial statements.
Use of Estimates
The Company makes estimates and assumptions when preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Revenue and Cost Recognition
The Company recognizes revenue from contracts, other than time-and-material contracts, on a proportional performance basis. To measure performance on a given date, the Company compares effort expended through that date to estimated total effort to complete the contract. The Company believes this is the best indicator of the performance of the contractual obligations because the costs relate primarily to the amount of labor incurred to perform the service. Changes to the estimated total contract direct costs result in a change in estimate adjustment to the amount of revenue recognized at the time the change becomes known. These changes in estimate adjustments may be material in future periods. Service contracts generally take the form of fee-for-service or fixed-price arrangements. In the case of fee-for-service contracts, revenue is recognized as services are performed based upon, for example, hours worked or samples tested. For fixed-price service contracts, revenue is recognized as services are performed, with performance generally assessed using both input and output measures such as units-of-work performed to date compared with total units-of-work contracted. The Company’s contracts are generally terminable immediately or after a specified period following notice by the client. These contracts usually require payment to us of expenses to complete a study and fees earned to date and for activities necessary to conclude the program in an orderly way consistent with wishes of the clients, safety of participants and applicable regulatory and good medical practices.
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
Cash and Cash Equivalents
The Company considers instruments purchased with an original maturity at the date of purchase of three months or less to be cash and cash equivalents. The carrying values of these assets approximate their fair market values. The Company is potentially subject to financial instrument concentration of credit risk through its cash investments. From time to time, the Company maintains cash balances with financial institutions in amounts that exceed federally insured limits. To mitigate these risks, the Company maintains cash and cash equivalents with various financial institutions. As of December 31, 2008 and 2007, cash and cash equivalents held outside the U.S. totaled $44.1 million and $43.1 million, respectively.
Investment in Marketable Securities
The Company has invested in marketable securities which are classified as available-for-sale and carried at fair value based on quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. Any unrealized holding gain or loss on investment in marketable securities is reported as a component of accumulated other comprehensive income within stockholders’ equity in the accompanying consolidated balance sheets.
The Company periodically reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If so, the investment is written down to fair value and the amount of the write-down is charged to expense in the accompanying consolidated statements of operations.
As of December 31, 2008, the Company did not have an investment in marketable securities. During the prior year, the Company maintained an annuity-backed note with a face value of $2.5 million Canadian dollars and 4.26% yield, including accrued interest and foreign currency contracts. As of December 31, 2007, the unrealized gain or loss on investments in marketable securities was not material. As of December 31, 2007, the fair value of the Company’s investment in marketable securities was $2.7 million.
Accounts Receivable and Allowance for Doubtful Accounts
The Company bills accounts receivable when certain milestones defined in client contracts are achieved. Unbilled accounts receivable reflect the recognition of revenue as services are performed. All unbilled accounts receivable are expected to be billed and collected within one year. The following table sets forth accounts receivable, net of the allowance for doubtful accounts, as of December 31, 2008 and 2007.

	2008	2007
	(In thousands)
Accounts receivable — billed	$59,179	$63,829
Accounts receivable — unbilled	68,002	69,594
Less: allowance for doubtful accounts	(1,824)	(873)

Accounts receivable, net	$125,357	$132,550

The Company bases its allowance for doubtful accounts on estimates of the creditworthiness of clients, analysis of delinquent accounts, payment histories of its customers and judgment with respect to the current economic conditions. The Company generally does not require collateral. The Company believes the allowances are sufficient to respond to normal business conditions. The Company reviews its accounts receivable aging on a regular basis for past due accounts, and writes off any uncollectible amounts against the allowance. The following table sets forth the changes in the allowance for doubtful accounts during the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
	(In thousands)
Balance at beginning of year	$873	$922	$202
Provisions	1,977	587	2,279
Write-offs, net of recoveries	(1,026)	(636)	(1,559)

Balance at end of year	$1,824	$873	$922

Property and Equipment and Depreciation
Property and equipment is recorded at cost less accumulated depreciation. Expenditures for major improvements and additions are charged to asset accounts. Replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets.
As of January 1, 2008, the Company, in connection with the release of its global fixed asset accounting policy reviewed the estimated useful lives of its fixed assets. As a result, management made the determination to modify the estimated useful lives for certain fixed assets. This change increased depreciation expense by $0.3 million for the three months ended March 31, 2008. There were no changes in the estimated useful lives of the Company’s fixed assets for the year ended December 31, 2008. The following table sets forth the revised useful lives of property and equipment.

Automobiles	5 years
Buildings	25 years
Furniture and fixtures	7 years
Machinery, equipment and software	3-10 years
Leasehold improvements	Shorter of remaining life of asset or remaining term of the lease (average 3.25 years)
Goodwill and Intangible Assets
Goodwill represents cost in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) the Company performs an annual test for impairment of goodwill and other indefinite-lived assets during the fourth quarter or more frequently if impairment indicators arise during the year. The Company performs this test by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value. For purposes of the annual goodwill impairment test, the Company’s reporting units are Anapharm, Inc. (“Anapharm”), Keystone Analytical, Inc. (“Keystone”), PharmaNet, Inc. (“PharmaNet”), and Taylor Technology, Inc (“Taylor”).
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

As of September 30, 2008, the Company performed an interim goodwill impairment test based on a triggering event resulting from the significant decrease in the price of its outstanding common stock and overall market capitalization during the third quarter 2008. Based on the guidance of SFAS 142, the Company performed first step impairment measurements for all of its reporting units and second step measures on two of its reporting units, PharmaNet and Keystone. During the process, the Company followed all relevant guidance while conducting the interim goodwill impairment test; however, some estimates and assumptions were used by management in order to reach a conclusion regarding fair value and the related interim non-cash impairment charge. Based on the results of the interim goodwill impairment test, it was determined that the fair value of the PharmaNet and Keystone reporting units were significantly less than their carrying values. As a result, the Company made the determination to write down the value of goodwill and indefinite-lived assets related to those reporting units. The total amount of the estimated non-cash impairment charge during the three months ended September 30, 2008 was $210.6 million, of which $201.0 million of goodwill and $6.3 million of indefinite-lived asset impairment charges related to the PharmaNet reporting unit, or the late stage segment, and $3.3 million related to the Keystone reporting unit, or the early stage segment. As of September 30, 2008, the goodwill of the Keystone reporting unit was fully impaired.
As of December 31, 2008, the Company performed its annual goodwill impairment test. The Company performed first step impairment measurements for its remaining reporting units and second step measures on two of its reporting units, PharmaNet and Anapharm. During the process, the Company followed all relevant guidance while conducting the annual goodwill impairment test. Based on the results of the annual goodwill impairment test, it was determined that the fair value of the PharmaNet and Anapharm reporting units were less than their carrying values. As a result, the Company made the determination to write down the value of goodwill and indefinite-lived assets related to those reporting units. The total amount of the non-cash impairment charge during the three months ended December 31, 2008 was $37.9 million, of which $15.8 million of goodwill and $5.2 million of indefinite-lived asset impairment charges related to the PharmaNet reporting unit, or the late stage segment, and $16.9 million of goodwill related to the Anapharm reporting unit, or the early stage segment. As of December 31, 2008, the goodwill of the Anapharm reporting unit was fully impaired.
The following table sets forth the changes in the carrying amount of goodwill during the years ended December 31, 2008 and 2007.

(in thousands)
Balance as of December 31, 2006 and 2007	$266,973
Impairment of goodwill	(237,013)

Balance as of December 31, 2008	$29,960

Goodwill by segment:
Late stage	$15,709
Early stage	14,251

Total	$29,960

As part of the results of the interim goodwill impairment test, it was determined that the fair value of the PharmaNet trade name was $6.3 million less than its carrying value, and as a result, the Company made the determination to write down a portion of the value of its indefinite-lived assets related to its PharmaNet reporting unit. As of December 31, 2008, based on the results of the annual goodwill impairment test, the Company recorded an additional write down related to the PharmaNet trade name in the amount of $5.2 million. The following table sets forth the changes in the carrying amount of intangible assets during the year ended December 31, 2008.

(in thousands)
Balance as of December 31, 2007	$26,442
Purchase of intangible assets	105
Amortization of intangible assets	(2,780)
Impairment of indefinite-lived assets	(11,490)

Balance as of December 31, 2008	$12,277

Intangible assets by segment:
Late stage	$11,621
Early stage	656

Total	$12,277

The following table sets forth the components of intangible assets as of December 31, 2008 and 2007.

	Weighted
	Average	2008			2007
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
				(in thousands)
Intangible assets subject to amortization:
Internally developed software	5.0	$479	$(411)	$68	$454	$(312)	$142
Methodologies	4.1	927	(768)	159	847	(582)	265
Technology	5.0	3,859	(3,107)	752	3,859	(2,335)	1,524
Contracts and customer relationships	6.5	12,389	(7,651)	4,738	12,389	(5,928)	6,461

Total		17,654	(11,937)	5,717	17,549	(9,157)	8,392
Intangible assets not subject to amortization:
Trade name	—	6,560	—	6,560	18,050	—	18,050

Total		$24,214	$(11,937)	$12,277	$35,599	$(9,157)	$26,442

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which range in term from 4 to 7 years. For the years ended December 31, 2008, 2007 and 2006, amortization expense related to intangible assets was $2.8 million, $2.8 million and $3.0 million, respectively. The following table sets forth estimated amortization expense for intangible assets subject to amortization for each of the next five years ending December 31.

(in thousands)
2009	$2,646
2010	1,627
2011	1,428
2012	16

Total	$5,717

Impairment of Long-Lived Assets
The Company assesses impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company conducts assessments of the recoverability of long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the cost of the asset from the expected future undiscounted cash flows of related operations. In the event undiscounted cash flow projections indicate impairment, the Company would record an impairment charge based on the fair value of the assets at the date of the impairment.
Financial Instruments
Financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and notes payable. As of December 31, 2008 and 2007, the fair value of these instruments approximated the carrying amount due to the short-term maturities of these instruments. As of December 31, 2008 and 2007, the fair value of the line of credit and notes payable approximated their carrying value as the interest rates approximated market rates. As of December 31, 2008 and 2007, the fair value of the convertible senior notes payable were approximately 73% and 114%, respectively, of par value based on the market trading price on that date.

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
From time to time, the Company enters into foreign currency exchange contracts to hedge foreign currency exposures. These foreign currency exchange contracts are entered into as economic hedges, but are not designated as hedges for accounting purposes as defined under SFAS 133. Accounts receivable transactions denominated in U.S. dollars and Euros are remeasured to the Canadian dollar for changes in price and any changes in the fair value are reported as a component of foreign currency exchange transaction gain or loss, net in the consolidated statement of operations. The Company’s hedging exposure varies based upon fluctuation in foreign currencies. On November 28, 2008, due to the collateral restrictions under Credit Facility, the Company lost its ability to enter into foreign currency forward contracts limiting the Company’s hedging program. As a result, the Company entered into option contracts, at a higher premium, to continue to mitigate its foreign currency exposures during December 2008.
Fair Value Measurements
The Company adopted the provisions of SFAS No. 157 (“SFAS 157”) as modified by Financial Accounting Standard Board (“FASB”) Staff Position (“FSP”) SFAS 157-1 and FSP SFAS 157-2, effective January 1, 2008. SFAS 157 defined fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.
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
The following table sets forth the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008 and 2007.

Significant
		Quoted prices	Significant other	unobservable
	Total Carrying	in active markets	observable inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(in thousands)
2008
Foreign currency forward, option and swap contracts	$16	$16	$—	$—
As of December 31, 2008 and 2007, the Company entered into foreign currency forward, option and swap contracts to manage exposure related to balance sheet positions that were denominated in currencies other than the functional currency. Derivative valuations are based on quoted prices (unadjusted) in active markets for identical assets or liabilities and are classified within Level 1 of the valuation hierarchy.
Comprehensive Income (Loss)
Comprehensive income (loss) represents net earnings (loss) plus the change in the foreign currency translation adjustment equity account for the periods presented. For the year ended December 31, 2008, comprehensive income also includes an adjustment to record the minimum funding requirement of a Swiss subsidiary’s postretirement plan that has characteristics of both a defined benefit plan and a defined contribution plan. During 2008, the Company made the determination that the substance of the Swiss plan changed, and as a result recorded a pension liability in the amount of $0.4 million, which is recorded as a component of non-current liabilities in the accompanying consolidated balance sheets. The following table sets forth the components of accumulated other comprehensive income (loss) as of December 31, 2008 and 2007.

	2008	2007
	(in thousands)
Foreign currency translation adjustments	$9,112	$20,659
Pension liability	(379)	—

Total	$8,733	$20,659

Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred income taxes are determined based on the estimated future tax effects of differences between the book and tax basis of assets and liabilities, using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The Company provides a valuation allowance to reduce the carrying amount of deferred tax assets to amounts that are more likely than not expected to be realized. The Company evaluates the valuation allowance quarterly and adjusts the amount if necessary.
The Company generally retains earnings from foreign operations in the country in which they were generated. This permits the Company to defer the material U.S. income tax liabilities which would arise upon repatriation of these earnings. The Company has made no provision for U.S. income taxes on the undistributed earnings of foreign subsidiaries as it is anticipated that such earnings will be permanently reinvested in their respective operations or in the Company’s foreign operations. On March 19, 2009, a dividend of $22.0 million was paid to the Company from one of its foreign subsidiaries in order to fund certain transaction costs. Subsequent to this dividend, the Company had undistributed foreign earnings, for which no provision for U.S. income taxes has been established, in the amount of $66.3 million.
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Under FIN 48, in order to recognize an uncertain tax benefit, the taxpayer must conclude that it can more likely than not sustain the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon resolution of the benefit. The Company records interest and penalties accrued in relation to the unrecognized tax benefits as a component of income tax expense.
Earnings (Loss) Per Share
The Company computes basic earnings (loss) per share using the weighted average number of shares of common stock outstanding during the period. The following table sets forth a reconciliation of basic and diluted earnings per share from continuing operations for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
	(In thousands, except per share data)
Net (loss) earnings from continuing operations	$(251,093)	$12,078	$6,052

Average shares of common stock outstanding for basic earnings (loss) per share	19,380	18,790	18,221

Contingently issuable shares related to:
Stock options		193	212
Restricted stock units	—	65	14

Total	—	258	226

Average shares of common stock for dilutive earnings (loss) per share	19,380	19,048	18,447

(Loss) earnings per share from continuing operations:
Basic	$(12.96)	$0.64	$0.33

Dilutive	$(12.96)	$0.63	$0.33

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
Share-Based Compensation
The Company follows the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under the modified prospective transition method, compensation expense is recognized in the financial statements on a go-forward basis for (a) all share-based payments granted prior to but not vested as of January 1, 2006, based upon the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) share-based payments granted on or subsequent to January 1, 2006, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The grant-date fair value of awards expected to vest is expensed on a straight-line basis over the vesting period of the related awards. Under the modified prospective transition method, results for prior periods were not restated.

Advertising Expenses
The Company records advertising expenses as incurred. Advertising expenses for the years ended December 31, 2008, 2007 and 2006, totaled $3.4 million, $3.0 million and $3.7 million, respectively. The Company includes volunteer recruiting costs as part of its advertising expenses.
Foreign Currency Translation
For subsidiaries outside the U.S. that operate with functional currencies other than the U.S. dollar, income and expense items are translated to U.S. dollars at the monthly average rates of exchange prevailing during the period, assets and liabilities are translated at period-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of stockholders’ equity in the accompanying consolidated balance sheets entitled accumulated other comprehensive income and are included in the determination of comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity. The majority of the Company’s foreign subsidiaries’ activity occurs in the functional currencies of the Canadian dollar, Euro and Swiss Franc. As translation is an event that occurs only to support the consolidation of financial statements and does not impact the financial statements of the foreign subsidiaries, we do not hedge against translation. Foreign currency exchange transaction gains and losses are included in the determination of net earnings (loss) in the accompanying consolidated statements of operations.
Reclassifications
The Company has made certain reclassification in the accompanying consolidated balance sheet as of December 31, 2007, primarily related to income taxes, to conform to the 2008 presentation.
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
We decreased stockholders’ equity by $0.2 million on January 1, 2006, as a result of adopting SAB 108. The transition provisions of SAB 108 permitted us to adjust for the cumulative effect on stockholders’ equity of adjustments relating to prior years that, under our previous approach of evaluating financial statement misstatements, were immaterial. This decrease in stockholders’ equity consisted of a decrease in additional paid-in capital of $2.9 million due to an overstatement of deferred tax assets related to stock options exercises and an increase in accumulated other comprehensive income of $2.7 million due to an overstatement of deferred tax expense on accumulated other comprehensive income and related deferred tax liabilities that commenced in 2002 with the acquisition of Anapharm, Inc., a wholly owned subsidiary. The net effect of these adjustments was a decrease in net deferred tax assets (liabilities) of $0.2 million.
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

New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS 157 is effective for fiscal years beginning November 15, 2007, and interim periods within those years, except that FSP SFAS 157-2 delayed the effective date of SFAS 157 until fiscal years beginning after November 18, 2008, for non-financial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. Accordingly, effective January 1, 2008, the Company adopted this limited provision of SFAS 157. The Company is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities, and does not expect the adoption to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company is currently assessing the impact of SFAS 141R on the consolidated financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a non-controlling interest (minority interest) as a component of stockholders’ equity in the consolidated balance sheet and separate from the parent’s equity. The amount of net earnings (loss) attributable to the non-controlling interest will be included in net earnings (loss) in the consolidated statement of operations. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial position, results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative and hedging activities including (1) how and why an entity uses derivative instruments (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (3) how derivative instruments and related hedged items affect financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008. The Company is currently evaluating the impact, if any, of SFAS 161 on its consolidated financial position, results of operations or cash flows.
In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead requires an entity to consider its own historical experience in renewing similar arrangements. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other accounting literature. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. The Company does not expect that FSP SFAS 142-3 will have a material impact on its financial position or results of operations.

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
In August 2008, the SEC, announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, the Company could be required in fiscal year 2014 to prepare financial statements in accordance with IFRS and the SEC will make a determination in 2011 regarding mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements and will continue to monitor the development of the potential implementation of IFRS.
NOTE B — MAJOR CUSTOMERS
No customer accounted for more than 10% of the Company’s consolidated accounts receivable or client advances as of December 31, 2008 and 2007, respectively.
No customer accounted for more than 10% of consolidated net revenue during the years ended December 31, 2008, 2007 and 2006.
NOTE C — RELATED PARTY TRANSACTIONS
During the years ended December 31, 2008 and 2007, there were no related party transactions.
Through June 2006, the Company employed four individuals who were related to individuals who were officers at the time but who are no longer employed by the Company.
The following table sets forth amounts paid to these related parties during the year ended December 31, 2006.

2006
(in thousands)
Salaries and benefits	$58
Contract labor	—

Total	$58

In December 2005, the Company entered into a five-year promissory note with an entity which was 25% owned by one of the Company’s wholly owned subsidiaries. The agreement provides for a note of $0.2 million with interest at 6% per annum payable in equal monthly installments over 59 months. As of December 31, 2008, the unpaid portion of the note amounted to $0.1 million and is included in other assets in the accompanying consolidated balance sheets.

NOTE D — PROPERTY AND EQUIPMENT
The following table sets forth the composition of the Company’s property and equipment from continuing operations as of December 31, 2008 and 2007.

	2008	2007
	(In thousands)
Automobiles	$1,093	$770
Land and buildings	6,348	2,247
Furniture and fixtures	11,883	13,865
Leasehold improvements	22,142	28,074
Machinery and equipment	47,263	51,654
Computer hardware and software	20,200	23,222

Total	108,929	119,832
Less: accumulated depreciation	(52,591)	(52,326)

Total	$56,338	$67,506

The following table sets forth the Company’s depreciation expense for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
	(In thousands)
Charged to direct costs	$5,273	$4,053	$3,511
Charged to selling, general and administrative expenses	9,408	8,669	7,913

Total	$14,681	$12,722	$11,424

NOTE E — ACCRUED LIABILITIES
The following table sets forth the components of accrued liabilities as of December 31, 2008 and 2007.

	2008	2007
	(In thousands)
Salaries, bonuses and benefits	$15,064	$22,841
Out-of-pocket expenses and grants	6,265	3,894
Professional fees	1,888	1,994
Rebates	1,746	2,146
Interest	1,661	1,783
Severance	802	1,529
Deferred rent, current portion	580	747
Office closures	570	—
Payable to 401(k) plan	246	213
Provision for settlement of litigation	206	9,785
Value added tax	127	131
Other	3,858	2,915

Total	$33,013	$47,978

NOTE F — DEBT
Credit Facility
As of December 31, 2008, the Company had a $45.0 million Credit Facility with a syndicate of banks that originated in 2004 (the “Credit Facility”). The Credit Facility has a maturity date of December 22, 2009 provided that, in the event that the aggregate principal amount of the 2.25% Convertible Senior Notes due 2024 (the “Notes”), have not been refinanced on or prior to February 1, 2009, the revolving maturity date shall be February 15, 2009. As of December 31, 2008, the principal balance outstanding on the Credit Facility was zero. As of February 1, 2009, the aggregate principal amount of the Notes had not been refinanced; therefore, in accordance with the terms and conditions of the Credit Facility, our $45.0 million dollar Credit Facility terminated as of February 13, 2009. As of February 13, 2009, the principal balance outstanding on the Credit Facility was zero.
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
The obligations under the Credit Facility were guaranteed by each of our U.S. subsidiaries, were secured by a lien on the vacant land in Miami, Florida, a pledge of all of the assets of our U.S. operations and U.S. subsidiaries and a pledge of 66% of the stock of certain of our foreign subsidiaries. The U.S. assets collateralizing the Credit Facility amounted to $173.9 million, including goodwill and intangible assets and are included in the consolidated balance sheet as of December 31, 2008. The non-cash impairment charge related to goodwill and indefinite-lived assets did not have any impact on the availability of the Credit Facility or financial covenants.
Convertible Senior Notes Payable
The Company has issued and outstanding $143.8 million principal amount of Notes. The Notes are unsecured senior obligations and are effectively structurally subordinated to all existing and future secured indebtedness, and to all existing and future liabilities of subsidiaries, including trade payables. The Company capitalized all costs related to the issuance of the Notes in 2004 and has been amortizing these costs on a straight-line basis over the expected term, which approximates the effective interest method. Interest is payable in arrears semi-annually on February 15 and August 15 of each year.
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
On August 10, 2007, the Company filed a universal shelf on Form S-3 with the SEC, as amended on August 8, 2008, to sell debt securities, warrants, preferred stock, common stock, depository shares, purchase contracts or units with an aggregate offering price up to $300 million. On August 13, 2008, the universal shelf on Form S-3 was declared effective by the SEC. As of December 31, 2008, no securities registered under the shelf have been offered.
In May 2008, the Board of Directors authorized a repurchase of the Notes up to $30.0 million. To date, we have not repurchased any of the Notes.
On November 20, 2008, the Company filed a Registration Statement on Form S-4 commencing an offer to exchange the $143.8 million principal amount of the Notes for $115.0 million principal amount of 8.0% convertible senior notes due 2014 and cash.

Subsequent to the commencement of the exchange offer, certain holders of the Notes who had indicated to the Company their intention to tender their Notes in the exchange offer, instead sold them in the open market. Based on discussions with the current holders of a majority of the Notes, it was the Company’s understanding that they did not intend to tender their Notes in accordance with the terms of the exchange offer. As a result of not obtaining the required minimum participation, the Company decided to allow the exchange offer for our Notes to expire. On December 18, 2008, the Company announced that we were working with our financial advisor to pursue strategic alternatives, including a potential sale of the Company and exploration of alternatives to retire the Notes. The Company subsequently withdrew its Registration Statement on Form S-4 on December 19, 2008.
As of December 31, 2008, the Company reclassified the Notes on the accompanying consolidated balance sheet from long-term to short-term since holders may require the Company to repurchase any outstanding Notes as early as August 15, 2009.
On February 3, 2009, it was announced that affiliates of JLL Partners, Inc. (“JLL”), including JLL PharmaNet Holdings, LLC (“Parent”), and PDGI Acquisition Corp., a wholly-owned subsidiary of Parent (“Purchaser”), entered into an Agreement and Plan of Merger (“Merger Agreement”), with the Company whereby Parent will acquire the Company. The acquisition will be carried out in two steps. The first step is the tender offer by Purchaser to purchase all of the Company’s outstanding shares of common stock at a price of $5.00 per share, payable net to the seller in cash (the “Tender Offer”). The Tender Offer expired on March 19, 2009 at 12:00 midnight New York City time. On March 20, 2009, Purchaser accepted for payment all validly tendered shares and announced that it will pay for all such shares promptly, in accordance with applicable law.
In the second step of the acquisition, Purchaser will be merged with and into the Company, with the Company as the surviving corporation in the merger (the “Merger”). The Company expects that the Merger will be completed on March 30, 2009 under the short-form merger procedures provided by Delaware law. Following the Merger, the Company will be a wholly-owned subsidiary of Parent and we will no longer have any publicly traded shares. The transaction values the Company’s common stock at $100.5 million and will be financed by a $250.0 million equity commitment from funds managed by JLL, which includes the necessary funds to retire the Company’s Notes. The Merger is subject to customary conditions.
If a “Fundamental Change,” as defined, occurs, holders may require the Company to repurchase all or a portion of their Notes for cash at 100% of the principal amount, plus accrued and unpaid interest. A Fundamental Change is deemed to have occurred upon a “Change of Control,” which the indenture generally defines as when:
•	a person or entity becomes, indirectly or directly, the “beneficial owner” of 50% or more of the Company’s common stock

•	certain persons on the Board of Directors cease to constitute a majority of the directors,

•	the Company merges with another entity,

•	the Company sells substantially all of its assets, or

•	the Company is forced to liquidate its assets.
A Fundamental Change is also deemed to have occurred upon a termination of trading in the Company’s common stock, which is when the common stock (or other common stock into which the notes are then convertible) is neither listed for trading on a U.S. national securities exchange nor approved for trading on an established automated over-the-counter trading market in the U.S.
The completion of the Tender Offer by JLL constitutes a Fundamental Change. Because a Fundamental Change has occurred prior to August 15, 2009, the Company will pay, in addition to principal and interest, a make-whole premium which is an additional amount equal to, as of August 15, 2007, between 0% and 15.1% of the principal amount of the note. Such payment shall be made on a date the Company selects but which cannot be later than 30 trading days nor earlier than 20 trading days after the date on which the Company mails a notice of the Fundamental Change to a holder. Such notice must be mailed within 30 days of the occurrence of the Fundamental Change. No make-whole premium will be required in connection with the Fundamental Change resulting from the completion of the Tender Offer. As of December 31, 2008, a Fundamental Change had not occurred.
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

	% of Make-
	Whole	$ Amount of Make-
Stock Price**	Premium	Whole Premium	Accrued Interest*	Principal Amount	Total
	(In thousands)
$30.43	0.0%	$—	$3,234	$143,750	$146,984
$35.00	4.4%	$6,325	$3,234	$143,750	$153,309
$40.00	11.5%	$16,531	$3,234	$143,750	$163,515
$45.00	10.3%	$14,806	$3,234	$143,750	$161,790
$50.00	7.6%	$10,925	$3,234	$143,750	$157,909
$55.00	5.6%	$8,050	$3,234	$143,750	$155,034
$60.00	4.2%	$6,038	$3,234	$143,750	$153,022
$65.00	3.2%	$4,600	$3,234	$143,750	$151,584
$70.00	2.5%	$3,594	$3,234	$143,750	$150,578
$75.00	2.0%	$2,875	$3,234	$143,750	$149,859
$80.00	1.7%	$2,444	$3,234	$143,750	$149,428
$85.00	1.4%	$2,013	$3,234	$143,750	$148,997
$90.00	1.3%	$1,869	$3,234	$143,750	$148,853
$95.00	1.1%	$1,581	$3,234	$143,750	$148,565
$100.00	1.0%	$1,438	$3,234	$143,750	$148,422
$105.00	0.9%	$1,294	$3,234	$143,750	$148,278
$110.00	0.9%	$1,294	$3,234	$143,750	$148,278
$115.00	0.8%	$1,150	$3,234	$143,750	$148,134
$120.00	0.8%	$1,150	$3,234	$143,750	$148,134

*	Annual interest amount, one half of which would have been paid on February 15, 2008.

**	Based on the $5.00 per share tender offer from JLL, the make-whole premium will not be paid.
Notes Payable
On August 30, 2007, Anapharm entered into a promissory note with a third-party vendor for the purchase of certain operating software. The note is payable in 24 equal installments with interest calculated at an imputed rate of 7.5%. As of December 31, 2008, the outstanding balance of the note was $0.2 million and is included in capital lease obligations and notes payable, current portion in the accompanying consolidated balance sheets.
NOTE G — COMMITMENTS AND CONTINGENCIES
Leases
The Company leases scientific equipment and automobiles under capital lease arrangements from various lessors. As of December 31, 2008, the Company had capital leases varying in length from 36 to 60 months at annual interest rates ranging up to 8%, and requiring monthly payments ranging from $599 to $38,933. The latest maturity date on these leases is December 2013. The following table sets forth the amounts related to capital leases included in “Property and equipment, net” in the accompanying consolidated balance sheets as of December 31, 2008 and 2007.

	2008	2007
	(In thousands)
Automobiles	$876	$770
Equipment	23,389	28,191
Less: accumulated depreciation	(12,761)	(11,778)

Total	$11,504	$17,183

The following table sets forth the future minimum lease payments under capital lease obligations for each of the next five years ending December 31 and thereafter.

(In thousands)
2009	$2,463
2010	1,817
2011	1,244
2012	175
2013	11
Thereafter	—

Total	5,710
Less: amount representing interest	(494)

Present value of minimum lease payments	5,216
Less: current portion	(2,348)

Total	$2,868

The Company also leases facilities and certain equipment under non-cancelable operating leases. The leases expire over the next 20 years and generally contain provisions for annual rent escalations based on fixed amounts or cost of living increases. The difference between the rent due under the stated periods of the leases compared to rent expense on a straight-line basis is recorded as deferred rent. As of December 31, 2008, the current portion of deferred rent of $0.6 million is included in accrued expenses and the long-term portion of $8.7 million is included in other non-current liabilities in the accompanying consolidated balances sheets. For the years ended December 31, 2008, 2007 and 2006, operating lease expense was $23.7 million, $21.9 million and $17.3 million, respectively.
The following table sets forth the future minimum lease payments under operating lease obligations for each of the next five years ending December 31 and thereafter.

(In thousands)
2009	$20,525
2010	19,027
2011	15,175
2012	11,540
2013	9,334
Thereafter	51,671

Total	$127,272

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
On September 24, 2007, Anapharm received a letter from the architect certifying that the building was complete and operational. Accordingly, Anapharm was relieved of future obligations, contingencies and liability related to the construction of the building. As of September 30, 2007, the Company removed the asset and liability noted above in the amount of $23.7 million from the accompanying consolidated balance sheets. For purposes of consistency and per SFAS No. 95, Statement of Cash Flows (“SFAS 95”), $6.1 million of construction costs paid directly by the third-party investor to the building contractor have been removed from both investing and financing activities in the accompanying consolidated statement of cash flows for the year ended December 31, 2006. The gain of $0.9 million on the transaction was deferred and is being amortized as a rent subsidy offset against rent expense over the initial 20- year term of the lease. The rental payments, exclusive of the rent subsidy, for the first five years of the lease term are $2.4 million per year and increase by 10.0% for each of the next three five-year increments. The lease is being accounted for as an operating lease.

The following table sets forth the changes made to the accompanying consolidated statement of cash flows for the year ended December 31, 2006, based on the guidance of SFAS 95.

	Investing Activities	Financing Activities
	(In thousands)
As previously reported	$(13,323)	$15,851
Non-cash adjustment	6,051	(6,051)

As adjusted	$(7,272)	$9,800

Litigation and Inquiries
On March 12, 2007, the Company received notice that the SEC staff had secured a formal order of private investigation. The formal order relates to revenue recognition, earnings, company operations and related party transactions. The Company has been cooperating fully with the SEC. In late December 2005, the Company received an informal request from the SEC for documents relating to the duties, qualifications, compensation and reimbursement of former officers and employees. This request also asked for a copy of the report to Senator Grassley by the Company’s independent counsel. In a second request, sent March 28, 2006, the SEC asked for information regarding related parties and transactions, duties and compensation of various employees, internal controls, revenue recognition and other accounting policies and procedures and selected regulatory filings. As part of its investigation, the SEC staff interviewed several former employees on the topics identified in the formal order. On June 11, 2007, the Company received a subpoena from the SEC for additional accounting documents. In late 2008, the SEC asked the Company for additional documents regarding its former Miami headquarters, several vendors and updated board minutes. As with past requests, the Company will voluntarily comply with this request and expects to continue to provide documents to the SEC as requested.
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
On August 1, 2007, the Company issued a press release announcing that it had entered into an agreement to settle the Federal Securities Actions on the principal terms set forth in an Agreement to Settle Class Action, referred to herein as the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, the class will receive approximately $28.5 million (less legal fees, administration and other costs). The Company accrued an estimated liability of $10.4 million during the year ended December 31, 2007, which was not covered by our insurance, associated with the Settlement Agreement and other related litigation. The Company had the option to elect to pay up to $4.0 million of this amount in common stock, or all in cash. The common stock was to be valued according to the volume weighted average closing price for the 10 trading days leading up to the date the district court enters an order formally approving the Settlement Agreement. On December 3, 2007, the Court preliminarily approved the Settlement Agreement. On December 11, 2007, the Company made cash payments to the plaintiffs escrow account in the amount of $0.3 million and on January 11, 2008, the Company made cash payments to the plaintiffs escrow account in the amount of $3.7 million. On March 10, 2008, the Court formally approved the Settlement Agreement and entered Final Judgment. On March 24, 2008, the Company issued 135,870 shares of common stock to the plaintiff’s settlement fund to settle the action, or $4.0 million in common stock, the value of such common stock equal to $29.44 per share which was calculated as set forth above. The common stock and cash have not been disbursed to the class and will not be distributed to the class until the appeals process is fully adjudicated. On April 9, 2008, a Notice of Appeal of the Final Judgment was filed. On February 13, 2009, the United States Court of Appeals for the Third Circuit issued an Opinion affirming the district court’s final judgment approving the settlement of the class action. On February 27, 2009, Appellant filed a Petition for Rehearing En Banc. In addition, on March 4, 2009, Appellant filed a Motion to Vacate the lower court’s final judgment. It is unclear how long the appellate court will take to rule on the Petition for Rehearing En Banc or the Motion to Vacate. It is uncertain how long the appeals process will take.

On November 20, 2008, a class action lawsuit was filed in the United States District Court for the District of New Jersey alleging that the Company and two of its officers violated the federal securities laws. The Company was served notice of this lawsuit in early December 2008. The complaint, which is asserted on behalf of purchasers of the Company’s common stock between November 1, 2007 and April 30, 2008, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 through alleged misstatements or omissions regarding our business, backlog, and earnings guidance. On December 30, 2008, the Court entered an order providing that defendants need not answer, move against or otherwise respond to the complaint or any potential related complaints until after the Court appoints lead plaintiff and approves the selection of lead counsel. On January 20, 2009, the Court entered an order designating an institutional investor, the Macomb County Employees’ Retirement System, as lead plaintiff and approving the selection of lead counsel and liaison counsel.
On February 6, 2009, Richard Mendez, a purported stockholder of the Company, filed a putative class action complaint in the Superior Court of New Jersey, Chancery Division, Mercer County on behalf of himself and all other similarly situated stockholders of the Company against the Company’s Board, the Company, Parent and Purchaser alleging breaches of fiduciary duty and aiding and abetting breaches of fiduciary duty in connection with the Merger. Among other things, the complaint alleged that the proposed transactions contemplated in the Merger Agreement were the result of an unfair process, that the Company is being sold at an unfair price, that certain provisions of the Merger Agreement impermissibly operate to preclude competing bidders, and the defendants engaged in self-dealing. Among other things, the plaintiff sought an order enjoining defendants from proceeding with the Merger Agreement.
On February 10, 2009, Cynthia Kancler, a purported stockholder of the Company, filed a putative class action complaint in the Superior Court of New Jersey, Chancery Division, Mercer County on behalf of herself and all other similarly situated stockholders of the Company against the Company’s Board and the Company alleging breaches of fiduciary duty in connection with the Merger. Among other things, the complaint alleged that the proposed transactions contemplated in the Merger Agreement were the result of a flawed process, that the Company is being sold at an inadequate price, and that certain provisions of the Merger Agreement are unlawful. Among other things, the plaintiff sought an order enjoining defendants from proceeding with the Merger Agreement, an order enjoining defendants from consummating any business combination with a third party and an order directing the individual defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of PDGI’s shareholders.
On February 18, 2009, the plaintiffs in the Mendez and Kancler actions filed amended complaints, which, in addition to reasserting many of the allegations in their originally filed complaints, also challenged the adequacy of the Company’s disclosures in the Schedule 14D-9, filed on February 12, 2009. On March 5, 2009, the parties to the Mendez and Kancler actions entered into a Memorandum of Understanding (the “Memorandum of Understanding”), setting forth the terms and conditions for settlement of each of the actions. The parties agreed that, after arm’s length discussions between and among the parties, the Company would provide additional supplemental disclosures to its Schedule 14D-9. In exchange, following confirmatory discovery, the parties will attempt in good faith to agree to a stipulation of settlement and, upon court approval of that stipulation, the plaintiffs will dismiss each of the other above-referenced actions with prejudice, and all defendants will be released from any claims arising out of the Merger including any claims for breach of fiduciary duty or aiding and abetting breach of fiduciary duty. The defendants have agreed not to oppose any fee and expense application by plaintiffs’ counsel that does not exceed $180,000 in the aggregate.
Defendants are confident that plaintiffs’ claims are wholly without merit and continue to deny that any of them has committed or aided and abetted in the commission of any violation of law of any kind or engaged in any of the wrongful acts alleged in the above-referenced actions. Each defendant expressly maintains that it has diligently and scrupulously complied with its legal duties, and has entered into the Memorandum of Understanding solely to eliminate the uncertainty, burden and expense of further litigation.
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

NOTE H — EQUITY
Preferred Stock
The Company’s Certificate of Incorporation authorizes the issuance of 5.0 million shares of preferred stock, par value $0.10 per share. The Board of Directors may determine the rights, preferences and terms of any authorized but unissued shares of preferred stock. On December 21, 2005, in connection with the Shareholder Rights Plan discussed below, the Board designated the “Series A Junior Participating Preferred Stock” in the amount of 40,000 shares. As of December 31, 2008, no shares of this series have been issued.
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
On February 2, 2009, prior to the execution of the Merger Agreement, the Board of Directors approved an amendment to the Rights Plan. The amendment, among other things, renders the Rights Plan inapplicable to the Merger, the Merger Agreement, and the transactions contemplated thereby. The amendment also provides that the Rights Plan will terminate at the effective time of the Merger.
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”) which permits eligible employees, excluding executive officers, to purchase up to 700,000 shares of the Company’s common stock. Employees of the Company or one of its designated subsidiaries who are employed for at least 20 hours per week and who have been employed for at least three continuous months may participate in the ESPP. Employees must elect to participate at the beginning of each six-month offering period. Shares of common stock are then purchased at a 15% discount from the lower of the fair market value of such shares at the beginning or end of an offering period. During the years ended December 31, 2008, 2007 and 2006, participants purchased 125,276, 134,271 and 176,022 shares at average prices of $17.90, $15.35 and $13.23 per share, respectively. Share-based compensation expense recognized under the ESPP was $0.8 million, $0.7 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, 210,831 shares of common stock were reserved for future issuance.
As a result of the previously disclosed administrative error in recordkeeping, the amount of shares authorized under the ESPP has exceeded the amount of registered shares on Form S-8 by 400,000 shares. Unregistered shares are subject to rescission rights for one year after issuance. During the year ended December 31, 2007, the Company issued 134,271 unregistered shares to ESPP participants in two transactions, and such shares were subject to rescission as of December 31, 2007. For the offering period ended December 31, 2006, the Company issued 78,005 shares on January 1, 2007, at $12.89 per share, and for the offering period ended June 30, 2007, the Company issued 56,266 shares on July 1, 2007, at $18.75 per share. Accordingly, as of December 31, 2007, the Company classified the amount of $2.1 million as temporary equity in the accompanying consolidated balance sheets. Additionally, for the offering period ended December 31, 2007, the Company issued 41,121 unregistered shares on January 1, 2008, at $27.10 per share. During the first quarter 2008, the Company reclassified $1.0 million from temporary equity to shareholders’ equity as the shares issued on January 1, 2007, no longer had rescission rights. During the third quarter 2008, the Company reclassified $1.1 million from temporary equity to shareholders’ equity as the shares issued on July 1, 2007, no longer had rescission rights. As of December 31, 2008, the aggregate purchase price subject to rescission was $1.1 million. On January 1, 2009, this amount has been reclassified from temporary equity into shareholders’ equity as the ESPP participants’ rescission rights expired. As of the end of the rescission period, the Company re- purchased 1,277 shares of common stock from the offering period ended December 31, 2007. The Company is not obligated to purchase any additional shares of common stock after December 31, 2008.

On April 7, 2008, the Company filed a Form S-8 registration statement with the SEC to register the 400,000 shares of common stock that had been authorized and approved, but not registered. On June 6, 2008, the Company filed a Form S-8 registration statement with the SEC to register an additional 150,000 shares of common stock that had been authorized and approved.
Based on the significant decrease in the market value of the Company’s outstanding common stock during the offering period ended December 31, 2008, ESPP participants’ withholdings exceeded the amount of shares available for purchase under the ESPP. As a result, ESPP participants were issued pro-rated shares of the 210,831 available for issuance as of December 31, 2008. Subsequent to that issuance, the ESPP has been suspended as there are no available shares for future issuance.
Share-Based Compensation
As of December 31, 2008, the Company had two stock incentive plans: the 1999 Stock Option Plan and the 2008 Incentive Compensation Plan. Share-based awards are designed to induce employment with the Company, reward employees for their long-term contributions and provide retention incentives. The number and frequency of share-based awards are primarily based on competitive practices, operating results and government regulations. The Company issues authorized but previously unissued shares when options are exercised.
Share-based compensation expense is recognized on a straight-line basis over the vesting period of the related awards. During the years ended December 31, 2008, 2007 and 2006, the Company recognized compensation expense of $5.3 million, $4.5 million and $3.8 million, respectively, for stock options, restricted stock and restricted stock units (“RSUs”), all of which was recorded in selling, general and administrative expenses in the accompanying consolidated statement of operations. During the years ended December 31, 2008, 2007 and 2006, the total income tax benefit recognized for share-based compensation was $1.8 million, $1.2 million and $1.5 million, respectively.
During the years ended December 31, 2008, 2007 and 2006, shared-based compensation expense related to stock options was $0.8 million, $0.2 million and $0.6 million, respectively, and compensation expense related to restricted stock and RSUs was $4.5 million, $4.3 million and $3.2 million, respectively. As of December 31, 2008 and 2007, there was $5.8 million and $6.6 million, respectively, of unrecognized compensation cost related to unvested restricted stock and RSUs, which is being recognized over a weighted-average period of 3.7 years and 2.5 years, respectively.
1999 Stock Option Plan — In June 1999, the Company established the 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan provides for the issuance of non-qualified and incentive stock options, restricted stock, restricted stock units and stock appreciation rights (collectively, the “Awards”) to employees, directors and consultants. The issuance and form of the Awards are at the discretion of the Board of Directors, except that the exercise price of options or stock appreciation rights may not be less than the fair market value at the time of grant.
2008 Incentive Compensation Plan — On June 4, 2008, the stockholders approved the PharmaNet Development Group 2008 Incentive Compensation Plan (the “2008 Plan”). On June 5, 2008, the Company filed a Form S-8 registration statement with the SEC to register the 2008 Plan shares. The reserved shares under the 2008 Plan consist of (i) a new share pool of 500,000 shares, plus (ii) 130,974 shares transferred from the unallocated share reserve remaining under the 1999 Plan, plus (iii) up to 83,000 shares, which consist of options or RSUs which were outstanding under the 1999 Plan on June 4, 2008 and subsequently terminate unexercised or without the issuance of shares. Stockholder approval of the 2008 Plan did not affect any options or RSUs outstanding under the 1999 Plan at the time of the establishment. No further awards had made under the 1999 Plan following the establishment of the 2008 Plan. The 2008 Plan provides for the issuance of non-qualified and incentive stock options, restricted stock, restricted stock units and stock appreciation rights (collectively, the “Awards”) to employees, directors and consultants. The issuance and form of the Awards are at the discretion of the Board of Directors, except that the exercise price of options or stock appreciation rights may not be less than the fair market value at the time of grant.
As of December 31, 2008, the Company has granted awards in the form of stock options, restricted stock and RSUs. Stock options granted under both the 1999 Plan and the 2008 Plan vest ratably over three years and expire between seven and ten years or three months after separation of service. Restricted stock vests ratably over five years or three months after separation of service. RSUs vest ratably over five years. As of December 31, 2008, there were 679,207 shares of common stock available for issuance under the 2008 Plan.
Stock Options — As discussed in Note A to the consolidated financial statements, the Company follows the fair value recognition provisions of SFAS 123R using the modified prospective application method.

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton pricing model. The following table sets forth the weighted-average assumptions for options granted during the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006(4)
Risk-free rate(1)	2.4%	4.9%	—
Expected term(2)	4.5 years	4.5 years	—
Expected volatility(3)	60%	60%	—

(1)	The risk-free rate is based upon the rate on a zero coupon U.S. Treasury bill, for periods within the contractual life of the option, in effect at the time of grant.

(2)
The Company has significantly changed the terms of the stock options granted to employees over the years such that historical exercise data is not available. As a result, the expected term of the option is determined using the simplified method provided by Staff Accounting Bulletin No. 107, the vesting terms and a contractual life of the respective option.

(3)	Expected volatility is based on the daily historical volatility of the Company’s stock price, over a period equal to the expected life of the option.

(4)	There were no awards granted during 2006.
The following table sets forth stock option activity and related information during the year ended December 31, 2008.

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Life
	(In thousands)
Outstanding at beginning of year	914	$27.29	3.27
Granted	109	$27.99
Exercised	(171)	$12.80
Forfeited and expired	(127)	$27.40

Outstanding at end of year	725	$30.82	2.58

Exercisable at end of year	573	$31.69	1.67

The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2008, 2007 and 2006, was $13.78, $26.91 and zero, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $3.9 million, $2.6 million and $3.6 million, respectively. Intrinsic value is measured using the fair market value price of the Company’s common stock less the applicable exercise price. There was no aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2008.
The following table sets forth information for options outstanding and exercisable as of December 31, 2008.

	Options Outstanding				Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-			Average	Weighted
		Remaining	Average			Remaining	Average
		Contractual	Exercise	Aggregate		Contractual	Exercise	Aggregate
	Number	Life (in	Price Per	Intrinsic	Number	Life (in	Price Per	Intrinsic
Range of Exercise Prices	Outstanding	Years)	Share	Value	Exercisable	Years)	Share	Value
	(In thousands)			(In thousands)	(In thousands)			(In thousands)
$1.76 – $5.27	7	5.57	$2.52	$—	2	0.98	$5.27	$—
$5.28 – $7.90	10	3.20	$7.18	—	10	3.19	$7.18	—
$7.91 – $15.93	143	2.35	$14.28	—	143	2.35	$14.28	—
$15.94 – $23.67	21	3.01	$21.75	—	19	2.58	$21.37	—
$23.68 – $38.63	226	4.81	$30.55	—	81	2.80	$34.14	—
$40.39	318	0.98	$40.39	—	318	0.98	$40.39	—

	725	2.58	$30.82	$—	573	1.67	$31.69	$—

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the closing price of the Company’s common stock of $0.91 on December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2008, there was $1.6 million of unrecognized compensation cost related to stock options outstanding. That cost is expected to be recognized over a weighted-average period of 1.9 years. Under the terms of the plans, a change in control such as the currently proposed merger with JLL would accelerate the vesting of all non-vested outstanding equity awards.
The following table sets forth cash proceeds and tax benefits related to total stock options exercised during the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
	(In thousands)
Cash proceeds from stock options exercised	$2,198	$3,733	$3,663
Tax benefits realized for stock options exercised	$—	$—	$—
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
The fair value of restricted stock units granted was determined based on the closing price of the Company’s common stock on the date of grant. The restricted stock units are granted subject to applicable tax withholdings. For the years ended December 31, 2008, 2007 and 2006, the Company withheld 45,197 shares (or $0.5 million), 38,545 shares (or $1.4 million) and 43,139 shares (or $0.8 million) in satisfaction of statutory tax withholding requirements. The following table sets forth a summary of non-vested restricted stock and restricted stock unit activity and related information during the year ended December 31, 2008.

		Weighted-
		Average
	Restricted Stock and	Grant-Date
	Restricted Stock Units	Fair Value
	(In thousands)
Non-vested at beginning of year	282	$23.62
Granted	266	$24.10
Vested	(180)	$18.08
Forfeited	(42)	$27.03

Non-vested at end of year	326	$25.07

The total fair value of restricted stock awards that vested during the years ended December 31, 2008, 2007 and 2006, was $4.5 million, $4.3 million and $3.2 million, respectively. As of December 31, 2008, there was $5.8 million of unrecognized compensation cost related to restricted stock and restricted stock unit compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.7 years. Under the terms of the plans, a change in control such as the currently proposed merger with JLL would accelerate the vesting of all non-vested outstanding equity awards.
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

NOTE I — EMPLOYEE BENEFITS
Employment Agreements
The Company has entered into written employment agreements with certain of its executive officers. The agreements provide for annual salaries and other benefits. The agreements also provide for eligibility for grants of restricted stock units, options or other equity incentives and annual bonuses, subject to the approval the Company’s Compensation Committee. Additionally, the agreements also provide the executives with an option to terminate their agreement and receive lump sum payments, as defined in the respective agreements, if there is a change in control of the Company or if they are terminated without cause. On December 12, 2008, the Company’s Compensation Committee approved a three-year extension to the terms of the employment agreement of Jeffrey P. McMullen. The agreement was executed by both the Company and Mr. McMullen and is dated as of December 16, 2008, and was effective as of December 31, 2008. On December 31, 2008, the Company entered into amended and restated employment agreements with certain of its executive officers. With the exception of the agreement entered into by and between the Company and Mr. McMullen, such agreements were entered into so as to comply with Internal Revenue Code section 409A.
On March 26, 2007, the Company’s Board of Directors approved the non-renewal of the employment agreement of its then executive vice president of bioanalytical laboratories and former president and chief executive officer of its wholly owned subsidiary, Anapharm. The Company will make cash severance payments in the amount of two times the executive’s annual base salary payable over a period of 24 months. The first payment was due on the first day of the seventh month following the execution of the agreement. The executive forfeited the right to any unvested stock options or restricted stock units as of the termination date, released the Company from any and all claims and agreed that the executive would not solicit, for a period of 24 months, any employees of the Company. Finally, the executive agreed to abide by the terms of the non-compete clause as set forth in the executive’s employment agreement. As of December 31, 2008, the Company had a liability of $0.3 million which is included in accrued liabilities in the accompanying consolidated balance sheets.
On October 22, 2007, the Company entered into a mutual separation agreement with its then chief accounting officer, whereby the executive was no longer an officer of the Company as of that date. The Company honored the executive’s employment agreement, and as a result the Company will make cash severance payments in the amount of two times the executive’s annual base salary payable over a period of 24 months. The Company will continue to provide the executive with life, disability, accident and health insurance benefits for a period of 24 months following separation. In addition, all long-term incentive grants outstanding as of the date of separation immediately vested. As of December 31, 2008, the Company had a liability of $0.3 million which is included in accrued liabilities in the accompanying consolidated balance sheets.
Defined Contribution Plans
The Company maintains a 401(k) salary investment plan for employees of the Company and its U.S. subsidiaries. Employees who are full-time employees and at least 18 years of age are eligible to participate. Participants may defer a portion of their base salary, up to 80%, to the plan and the Company matches 50% of the participant’s first 10% of contributions. Employee contributions vest immediately and company contributions vest ratably over a three-year period. There are several investment options available to enable participants to diversify their accounts. For the years ended December 31, 2008, 2007 and 2006, the Company’s expense for matching contributions was $2.7 million, $2.0 million and $2.0 million, respectively. The Company also provides defined contribution plans for employees of certain foreign subsidiaries with aggregate contributions for the years ended December 31, 2008, 2007 and 2006, of $3.8 million, $3.2 million and $2.4 million, respectively.
Effective December 31, 2005, the PharmaNet 401(k) plan that had been offered to its U.S. employees was amended to provide that plan contributions would no longer be accepted. After that date, PharmaNet employees were eligible to participate in the Company’s 401(k) plan. During 2005, the Company discovered the PharmaNet 401(k) plan may have sustained certain operational defects and PharmaNet applied to the Internal Revenue Service to correct these defects. In September 2007, the Company resolved the matter with the IRS for a nominal amount and, as a result, reversed its accrual of $0.5 million and recorded this amount in other income in the accompanying consolidated statements of operations for the year ended December 31, 2007.

NOTE J — INCOME TAXES
The following table sets forth the U.S. and foreign components of earnings (loss) before income taxes for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
	(In thousands)
United States	$(247,419)	$2,780	$(24,269)
Foreign	(1,856)	12,543	27,454

Total	$(249,275)	$15,323	$3,185

The following table sets forth the components of income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
	(In thousands)
Current:
Federal	$431	$(743)	$210
State	443	2,604	152
Foreign	5,277	2,618	6,168

Total	6,151	4,479	6,530

Deferred:
Federal	(4,021)	1,180	(5,971)
State	(612)	1,119	(286)
Foreign	(1,428)	(4,438)	(3,831)

Total	(6,061)	(2,139)	(10,088)

Total	$90	$2,340	$(3,558)

The following table sets forth a reconciliation of income tax expense (benefit) at the federal statutory rate to recorded income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
Federal taxes at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.08	6.0	(3.0)
Permanent differences, primarily impairment of goodwill and indefinite-lived assets	(29.99)	28.7	1.3
Foreign rate differential	0.36	(10.7)	(149.5)
Cumulative effect of statutory rate change	(0.14)	(7.4)	(35.7)
Foreign research and development tax credits	2.77	(56.7)	(32.1)
Other foreign tax credits	—	(6.1)	—
Change in domestic valuation allowance	(4.99)	(17.3)	73.3
Change in foreign valuation allowance	(2.14)	43.9	(1.0)
Other, net	(0.99)	(0.2).	—

Total	(0.04)%	15.2%	(111.7)%

Permanent differences in the table above for 2008 relate primarily to goodwill impairment. In 2007, permanent differences related mainly to nondeductible expenses related to executive compensation, interest, other expenses and foreign currency gains and losses on intercompany transactions which do not impact consolidated results of operations before taxes, but impact taxable income reported on the Company’s filed tax returns in the U.S.

The following tables set forth the components of deferred income taxes as of December 31, 2008 and 2007.

	2008	2007
	(In thousands)
Current deferred tax assets (liabilities):
Accounts receivable	$449	$345
Prepaid expenses	(1,131)	(530)
Accrued expenses	1,463	5,571
Other	36	101
Less: domestic valuation allowance	(644)	(5,220)

Total current deferred tax asset, net	$173	$267

Non-current deferred tax assets (liabilities):
Foreign research and development tax carryforwards	$31,015	$33,023
Depreciation and amortization	(1,917)	(11,783)
Intangible assets	(2,703)	(7,336)
Net operating loss carryforwards	19,010	7,277
Deferred compensation	708	2,769
Deferred rent	1,959	1,825
Client advances	1,493	1,550
Capital lease obligations	472	1,424
Foreign tax credits	504	1,292
Alternative minimum tax	1,117	828
Deferred revenue	109	(32)
Other	28	295
Less: valuation allowance:	—	—
Domestic	(25,511)	(8,043)
Foreign	(20,046)	(17,496)

Total non-current deferred tax asset (liability), net	$6,238	$5,593

Total deferred tax asset (liability), net	$6,411	$5,860

As of December 31, 2008 and 2007, total gross deferred income tax assets were $64.0 million and $56.3 million and total gross deferred income tax liabilities were $11.4 million and $19.7 million, respectively. Total net deferred income tax assets as of December 31, 2008 and 2007, net of valuation allowances, were $6.4 million and $5.9 million, respectively. As of December 31, 2008 and 2007, the total valuation allowance recorded against deferred tax assets were $46.2 million and $30.8 million, respectively. The total change in the valuation allowance during the years ended December 31, 2008 and 2007, was $15.4 million and $3.8 million, respectively.
Carryforwards and Allowances
As of December 31, 2008, the Company had research and development tax credit carryforwards from the government of Canada totaling $35.3 million that expires between 2014 and 2029. During 2008, the Company generated significant new research and development tax credits resulting from its Canadian operations. While the Company’s generation of new tax credits exceeded its utilization during 2008, the net deferred tax asset recorded in the accompanying consolidated balance sheet for these Canadian tax credits is $16.4 million as of December 31, 2008. In determining the amount of this deferred tax asset, the Company’s methodology includes the development of various assumptions and estimates relating to its Canadian operations, which are subject to change during the carryforward period. The Company has established a valuation allowance of $18.9 million of these carryforwards based on an assessment that it is more likely than not that these benefits will not be realized. It is at least reasonably possible that changes in these assumptions and estimates may require changes in the level of the valuation allowance in future periods which could be material.
The Company is eligible for a special tax program for U.K. research and development expenditures relating to its work performed at its U.K. operations. It is anticipated that for future periods, the Company will not have a significant tax liability in the U.K. due to the availability of these special loss rules against earnings from its U.K. operations.
As of December 31, 2008, the Company had federal, state and foreign net operating loss carryforwards of $51.0 million, $68.9 million and $1.7 million, respectively, that are available to offset future liabilities for income taxes. The Company has generally established a valuation allowance against these carryforwards, net of available carryback claims, based on an assessment that it is more likely than not that these benefits will not be realized. The U.S. net operating loss carryforward is further subject to limitation under Internal Revenue Code §382 and will begin to expire in 2026. The state net operating losses will begin to expire in 2010. During the year ended December 31, 2008, the Company generated federal and state net operating loss carryforwards of $27.3 million and $30.8 million respectively, while utilizing foreign net operating losses of $0.6 million.

The portion of share-based awards’ tax deduction that corresponds to the compensation cost recognized for book purposes is recorded as a deferred tax asset. For federal and state tax purposes, an additional tax deduction may be created for awards that are settled at the time of exercise or vesting for which the fair market value exceeds the expense originally recorded as share-based compensation. The Company cannot recognize a tax benefit on any excess deduction because it did not reduce its income taxes payable. As such, the net operating loss carryforward for which a deferred tax asset is recorded will differ from the amount of net operating loss carryforward available to the Company. As of December 31, 2008, the amount of suspended excess tax benefits was $9.0 million. Recognition of the excess tax benefits would result in an increase to additional paid-in-capital of the same amount.
Undistributed Foreign Earnings
The Company has generally elected under APB Opinion No. 23, “Accounting for Income Taxes — Special Areas” (“APB 23”), to deem earnings and profits related to foreign subsidiaries as permanently reinvested. Accordingly, the Company has made no provision for U.S. income taxes that might result from repatriation of these earnings. As of December 31, 2008, the undistributed earnings of foreign subsidiaries were $88.3 million. On March 19, 2009, a dividend of $22.0 million was paid to the Company from one of its foreign subsidiaries. Subsequent to this dividend, the Company had undistributed foreign earnings, for which no provision for U.S. income taxes has been established, in the amount of $66.3 million.
Tax Audits
The Company remains subject to examination in federal, state and foreign jurisdictions in which the Company conducts its operations and files tax returns. The Company believes that the results of current or any prospective audits will not have a material effect on its financial position or results of operations as adequate reserves have been provided to cover any potential exposures related to these ongoing audits.
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
As of December 31, 2008, the total gross amount of reserves for income taxes, reported in other long-term liabilities in the accompanying consolidated balance sheets, was $8.1 million. Any prospective adjustments to reserves for income taxes will be recorded as an increase or decrease to the provision for income taxes and would impact the Company’s effective tax rate. In addition, the Company accrues interest and penalties related to reserves for income taxes in the provision for income taxes. The gross amount of interest accrued, reported in other long-term liabilities, was $1.9 million as of December 31, 2008, of which $0.9 million was recognized in 2008.
The following table sets forth the changes in the Company’s reserves for income taxes for all federal, state and foreign tax jurisdictions during the years ended December 31, 2008 and 2007.

	2008	2007
	(In thousands)
Balance at beginning of year	$7,212	$6,110
Additions for tax positions related to the current year	1,420	1,688
Additions for tax positions from prior years	474	416
Reductions for tax positions from prior years	690	(1,188)
Statue of limitations expiration	—	(649)
Currency translation adjustment	(1,652)	835

Balance at end of year	$8,144	$7,212

NOTE K — DISCONTINUED OPERATIONS
In 2006, the Company decided to close its operations in Florida that were being conducted by its Miami and Ft. Myers subsidiaries and reported in the early stage segment. The Company made this decision primarily due to a number of issues that had resulted in a material negative impact on earnings and in response to actions by local authorities that included an order to demolish the Company’s clinical and administrative office building in Miami. The Company vacated and demolished the Miami facility, terminated employees located at these subsidiaries and completed other administrative tasks. The final contract and study was completed in January 2008, and the final report is pending acceptance by the client.
While the Company’s wind down and closure of its operations in Miami and Ft. Myers are substantially complete, the remnants of the assets and liabilities from those operations are accounts receivable, land owned in Miami, and accrued liabilities. Through December 31, 2007, these operations had been accounted for as discontinued operations. As of December 31, 2008, the assets, liabilities and residual impact to the statement of operations were immaterial. Accordingly, at December 31, 2008, those remaining assets and liabilities have been included with the assets and liabilities of continuing operations. Any changes in those specific assets and liabilities in future reporting periods will be evaluated for materiality and separate financial statement disclosure.
The results of operations of the Miami and Ft. Myers subsidiaries for the years ended December 31, 2007 and 2006, are included in the accompanying consolidated statements of operations as “Earnings (loss) from discontinued operations, net of tax.” The following table sets forth the components of these earnings (losses) for the years ended December 31, 2007 and 2006.

	2007	2006
	(In thousands, except per
	share data)
Net revenue:
Direct revenue	$2,185	$7,490
Reimbursed out-of-pocket expenses	19	957

Total net revenue	2,204	8,447

Costs and expenses:
Direct costs	2,398	8,762
Reimbursable out-of-pocket expenses	19	957
Selling, general and administrative	(26)	18,886
Impairment of long-lived assets	—	18,963
Impairment of goodwill	—	4,051

Total costs and expenses	2,391	51,619
Other income	941	14

Earnings (loss) before income taxes	754	(43,158)
Income tax expense (benefit)	(84)	(1,081)

Earnings (loss) from discontinued operations	$838	$(42,077)

Earnings (loss) per share from discontinued operations:
Basic	$0.05	$(2.31)
Diluted	$0.05	$(2.28)
Weighted average common shares outstanding:
Basic	18,790	18,221

Diluted	19,048	18,447

NOTE L — GEOGRAPHIC INFORMATION
The following tables set forth the composition of the Company’s direct revenue by geographic region for the years ended December 31, 2008, 2007, and 2006, and the location of the Company’s property and equipment as of December 31, 2008 and 2007.
Direct revenue

	2008	2007	2006
	(In thousands)
United States	$141,302	$166,087	$136,047
Canada	128,668	108,070	85,697
Europe	85,703	84,825	78,616
Other	11,055	9,879	6,854

Total	366,728	368,861	307,214
Less: intercompany eliminations	(8,982)	(6,390)	(4,829)

Total	$357,746	$362,471	$302,385

Property and equipment, net

	2008	2007
	(In thousands)
United States	$23,013	$21,157
Canada	23,173	33,569
Europe	9,144	11,760
Other	1,008	1,020

Total	$56,338	$67,506

All U.S. direct revenue is derived from sales to unaffiliated clients. Geographic area of sales is primarily based on where the subsidiary is located.

NOTE M — SEGMENT REPORTING
The Company has two reportable business segments, early stage and late stage. The early stage segment consists of Phase I clinical trial services and bioanalytical laboratory services, including early clinical pharmacology. The late stage segment consists of Phase II through Phase IV clinical trial services, including a comprehensive array of services including data management, biostatistics, medical, scientific and regulatory affairs, clinical information technology and consulting services. The accounting policies of the reportable segments are the same as those described in Note A to the consolidated financial statements.
The Company evaluates its segment performance based on direct revenue, operating margins and net earnings (loss) before income taxes. Accordingly, the Company does not include the impact of interest income (expense), foreign currency exchange transaction gain (loss), other income (expense) and income taxes in segment profitability.
Effective January 1, 2007, the Company began reporting the business operations of Specialized Pharmaceutical Services (“SPS”), formerly CPS, in the late stage segment. The 2006 results have been revised to exclude discontinued operations and to reflect SPS in the late stage segment rather than the early stage segment as previously reported.
The following table sets forth operations by segment for the years ended December 31, 2008, 2007 and 2006, and as of December 31, 2008 and 2007.

			Corporate
	Early Stage	Late Stage	Allocations	Total
	(In thousands)
Direct revenue
2008	$154,298	$203,448	$—	$357,746
2007	$137,818	$224,653	$—	$362,471
2006	$103,274	$199,111	$—	$302,385
(Loss) earnings from continuing operations
2008	$(466)	$(219,139)	$(24,524)	$(244,129)
2007	$22,260	$34,092	$(34,865)	$21,487
2006	$12,116	$21,934	$(21,044)	$13,006
(Loss) earnings from continuing operations before income taxes
2008	$(7,633)	$(226,428)	$(15,214)	$(249,275)
2007	$6,675	$29,219	$(20,571)	$15,323
2006	$12,467	$20,213	$(29,495)	$3,185
Total assets
2008	$113,184	$202,941	$8,421	$324,546
2007	$152,625	$436,102	$20,909	$609,636
The following table sets forth a reconciliation of total assets to the accompanying consolidated balance sheets as of December 31, 2008 and 2007.

	2008	2007
	(In thousands)
Total assets for reportable segments, including corporate allocations	$324,546	$609,636
Assets from discontinued operations	—	5,199

Total	$324,546	$614,835

NOTE N — SELECTED QUARTERLY FINANCIAL DATA (unaudited)
The following table sets forth selected quarterly financial results for the years ended December 31, 2008 and 2007. The information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. In addition, the results reflect provision for the settlement of litigation of $8.9 million and $1.5 million in the second and third quarters of 2007, respectively and the non-cash impairment charge related to goodwill and indefinite-lived assets of $210.6 million and $37.9 million in the third and fourth quarters of 2008. The annual amounts for earnings (loss) per share may differ from the total of the quarterly amounts due to changes in shares activity during the year.

	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2008
Direct revenue	$86,800	$96,764	$89,218	$84,964
Gross profit(1)	$25,907	$35,265	$32,650	$32,436
Net (loss) earnings from continuing operations	$(10,099)	$2,183	$(209,100)	$(34,077)
Earnings (loss) from discontinued operations, net of tax	$—	$—	$—	$—
Net (loss) earnings	$(10,099)	$2,183	$(209,100)	$(34,077)
Net (loss) earnings per share:
Basic	$(0.53)	$0.11	$(10.73)	$(1.75)
Diluted	$(0.53)	$0.11	$(10.73)	$(1.75)
2007
Direct revenue	$84,781	$85,595	$99,810	$92,285
Gross profit(1)	$34,303	$32,894	$42,736	$36,365
Net earnings (loss) from continuing operations	$5,992	$(4,602)	$6,887	$3,801
Earnings (loss) from discontinued operations, net of tax	$640	$82	$(93)	$209
Net earnings (loss)	$6,632	$(4,520)	$6,794	$4,010
Net earnings (loss) per share:
Basic	$0.36	$(0.24)	$0.36	$0.21
Diluted	$0.35	$(0.24)	$0.36	$0.21

(1)	Direct revenue less direct costs.
NOTE O — SUBSEQUENT EVENTS
On February 3, 2009, it was announced that affiliates of JLL, including Parent and Purchaser, entered into the Merger Agreement with the Company whereby Parent will acquire the Company. The acquisition will be carried out in two steps. The first step is the tender offer by Purchaser to purchase all of the Company’s outstanding shares of common stock at a price of $5.00 per share, payable net to the seller in cash. The Tender Offer expired on March 19, 2009 at 12:00 midnight New York City time. On March 20, 2009, Purchaser accepted for payment all validly tendered shares and announced that it will pay for all such shares promptly, in accordance with applicable law.
In the second step of the acquisition, Purchaser will be merged with and into the Company, with the Company as the surviving corporation in the Merger. The Company expects that the Merger will be completed on March 30, 2009 under short-form merger procedures provided by Delaware law. Following the Merger, the Company will be a wholly-owned subsidiary of Parent and the Company will no longer have any publicly traded shares. The transaction values the Company’s common stock at $100.5 million and will be financed by a $250.0 million equity commitment from funds managed by JLL, which includes the necessary funds to retire the Company’s Notes. The Merger is subject to customary conditions.
As a result of transaction with JLL, the Company required additional cash proceeds in order to facilitate the closing of the transaction. On March 19, 2009, a dividend of $22.0 million was paid to the Company from one of its foreign subsidiaries. The Company had not established a provision for U.S. income taxes on such dividend pursuant to its election under APB 23 to deem earnings and profits related to foreign subsidiaries as permanently reinvested. The Company does not anticipate that any significant U.S. income taxes will be due on such dividend given the availability of the Company’s previously unbenefited net operating losses, as well as the ability to utilize foreign tax credits. Subsequent to this dividend, the Company had undistributed foreign earnings, for which no provision for U.S. income taxes has been established, in the amount of $66.3 million.

PHARMANET DEVELOPMENT GROUP, INC.
Schedule II
Valuation and Qualifying Accounts

	Balance at	Charged		Balance at
	Beginning	to Costs		End of
Description	of Period	and Expenses	Deductions	Period
	(In thousands)
Deferred tax valuation allowance — Domestic:
2008	$13,263	14,757	(1,865)	$26,155
2007	$15,309	—	(2,046)	$13,263
2006	$—	15,309	—	$15,309
Deferred tax valuation allowance — Foreign:
2008	$17,496	6,742	(4,192)	$20,046
2007	$11,617	5,930	(51)	$17,496
2006	$5,161	6,503	(47)	$11,617

EXHIBIT INDEX

Exhibit
Number	Description
21	Subsidiaries of PharmaNet Development Group, Inc. (filed herewith).
23.1	Consent of Grant Thornton LLP dated March 23, 2009 (filed herewith).
31.1	Certification of Chief Executive Officer (Section 302) (filed herewith).
31.2	Certification of Chief Financial Officer (Section 302) (filed herewith).
32.1	Certification of Chief Executive Officer (Section 1350) (furnished herewith).
32.2	Certification of Chief Financial Officer (Section 1350) (furnished herewith).